Form 10-Q
period 2000-06-30
PHARSIGHT CORP
filed 2000-10-23
CIK 1040853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period ____________ to____________ .

                        Commission file number 000-31253

                              PHARSIGHT CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   77-0401273
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)             Identification Number)

                   800 WEST EL CAMINO REAL, MOUNTAIN VIEW, CA 94040
                        (Address of principal executive offices,
                               including zip code)

                                 (650) 314-3800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES                              NO     X
               ---------                        ------

As of September 30, 2000, there were 18,241,714 outstanding shares of the Registrant's common stock, $.001 par value.

                              PHARSIGHT CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                           PAGE
                                                                                           ----
PART  I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements


     Condensed Balance Sheets as of June 30, 2000 and March 31, 2000.........................3

     Condensed Statements of Operations for the
     Three Months Ended June 30, 2000 and 1999...............................................5

     Condensed Statements of Cash Flows for the
     Three Months Ended June 30, 2000 and 1999...............................................6

     Notes to Condensed Financial Statements.................................................7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................20


PART  II.  OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds........................................21

   Item 4. Submission of Matters to a Vote of Security Holders..............................22

   Item 6. Exhibits and Report on Form 8-K

     Exhibits...............................................................................22

     Reports on Form 8-K....................................................................22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PHARSIGHT CORPORATION

                            CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        JUNE 30, 2000    MARCH 31, 2000
                                                                       ---------------   --------------
                                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents............................................   $ 4,018          $ 5,286
   Short-term investments...............................................     7,422           11,196
   Accounts receivable, net of allowance for bad debts of $125 at
     June 30, 2000 and $27 at March 31, 2000............................     2,315            2,000
   Recognized income not yet billed.....................................       ---              225
   Prepaids and other current assets....................................       710              685
                                                                           -------          -------

Total current assets....................................................    14,465           19,392

Property and equipment, net.............................................     1,641            1,191
Intangible assets, net
   Core technology......................................................       332              442
   Other................................................................        90              148
                                                                           -------          -------
                                                                               422              590
Other assets............................................................       148              147
                                                                           -------          -------

Total assets............................................................   $16,676          $21,320
                                                                           =======          =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current liabilities:
   Accounts payable.....................................................   $   493          $   315
   Accrued interest.....................................................        --              166
   Accrued expenses.....................................................       405              396
   Accrued compensation.................................................       969            1,088
   Deferred revenue.....................................................     1,948            1,925
   Current portion of notes payable.....................................       749            2,293
   Current obligations under capital leases.............................       441              372
                                                                           --------         -------

Total current liabilities...............................................     5,005            6,555

Obligations under capital leases........................................       540              708

Commitments

Redeemable convertible preferred stock, $0.001 par value
   Authorized shares--5,512 at June 30 and March 31, 2000; Issued and outstanding shares--5,455 at June 30 and March 31, 2000
  (Liquidation preference at June 30, 2000 of $15,517)..................    18,893           18,582
                                                                                         (continued)

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        JUNE 30, 2000    MARCH 31, 2000
                                                                       --------------    --------------
                                                                         (unaudited)
Stockholders' deficit:
   Convertible preferred stock, $0.001 par value
    Authorized shares--5,253 at June 30 and for March 31, 2000;
    Issued and outstanding shares--5,232 at June 30 and March 31, 2000
    (Liquidation preference at June 30, 2000 of $22,707)...............           6                6
   Common stock, $0.001 par value
    Authorized shares--19,235 at June 30 and March 31, 2000;
    Issued and outstanding shares--4,480 at June 30, 2000 and
    4,055 at March 31, 2000...........................................           4                4
   Additional paid-in capital.........................................      38,790           28,843
   Deferred stock compensation........................................     (11,257)          (3,459)
   Accumulated deficit................................................     (35,145)         (29,761)
   Accumulated other comprehensive loss...............................         (23)             (23)
   Notes receivable from stockholders.................................        (137)            (135)
                                                                          ----------      ----------

Total stockholders' deficit...........................................      (7,762)          (4,525)
                                                                          ----------      ----------

Total liabilities and stockholders' deficit...........................  $   16,676       $   21,320
                                                                        ===========      ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2000            1999
                                                                       --------------    --------------
                                                                                 (unaudited)
Revenues:
   License and renewal................................................  $         834   $         547
   Services...........................................................          1,627             841
                                                                       ----------------   -----------
Total revenues........................................................          2,461           1,388

Costs and expenses:
   License and renewal (1)............................................            261             132
   Services (2).......................................................          1,136             625
   Research and development (3).......................................          1,981           1,137
   Sales and marketing (4)............................................          1,236             658
   General and administrative (5).....................................            764             398
   Amortization of deferred stock compensation........................          2,096             259
   Amortization of intangible assets..................................            168             244
                                                                       ----------------   -----------
Total costs and expenses..............................................          7,642           3,453
                                                                       ----------------   -----------
Loss from operations..................................................         (5,181)         (2,065)

Other income (expense):
   Interest expense...................................................            (82)           (148)
   Interest income and other, net.....................................            189              41
                                                                       -----------------   -----------
                                                                                  107            (107)

Net loss..............................................................         (5,074)         (2,172)
Accretion on Series C and Series D redeemable convertible
   preferred stock....................................................           (310)           (310)
                                                                       -----------------   -----------
Net loss attributable to common stockholders..........................  $      (5,384)  $      (2,482)
                                                                       =================   ===========

Basic and diluted net loss per share attributable to common
   stockholders.......................................................  $       (1.39)  $       (0.84)
                                                                       =================   ===========

Shares used to compute basic and diluted net loss per share
attributable to common stockholders..................................          3,862           2,950
                                                                       =================   ===========

Pro forma basic and diluted net loss per share........................  $       (0.35)
                                                                       ================

Shares used to compute pro forma basic and diluted net loss per share.         14,549
                                                                       ================

-----------------
(1) Excluding $128 and $4 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively.
(2) Excluding $300 and $64 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively.
(3) Excluding $289 and $21 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively.
(4) Excluding $491 and $88 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively.
(5) Excluding $888 and $82 in amortization of deferred stock compensation for the three months ended June 30, 2000 and 1999, respectively.


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2000            1999
                                                                       ----------------   -------------
                                                                                 (unaudited)
OPERATING ACTIVITIES
Net loss..............................................................  $      (5,074)  $      (2,172)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred stock compensation........................          2,096             259
   Depreciation.......................................................            169              94
   Amortization.......................................................            168             244
   Changes in operating assets and liabilities:
     Accounts receivable..............................................           (315)           (213)
     Recognized income not yet billed.................................            225              13
     Prepaids and other current assets................................            (25)             13
     Other assets.....................................................             (1)            (23)
     Accounts payable.................................................            178            (213)
     Accrued expenses.................................................             10              39
     Accrued compensation.............................................           (119)            102
     Deferred revenue.................................................             23             (79)
     Accrued interest and other.......................................           (168)            (10)
                                                                       ----------------  -------------
Net cash used in operating activities.................................         (2,833)         (1,946)

INVESTING ACTIVITIES
Purchases of property and equipment...................................           (621)            (57)
Purchases of short-term investments...................................         (1,500)         (1,000)
Maturities of short-term investments..................................          5,274           1,000
                                                                       -----------------  ------------
Net cash provided by (used in) investing activities...................          3,153             (57)

FINANCING ACTIVITIES
Proceeds from lease line..............................................             --             182
Principal payments on notes payable...................................         (1,543)           (882)
Principal payments on capital lease obligations.......................            (98)            (59)
Proceeds from the issuance of common stock............................             53               5
                                                                       ----------------   -------------
Net cash used in financing activities.................................         (1,588)           (754)

Net decrease in cash and cash equivalents.............................         (1,268)         (2,757)
Cash and cash equivalents at the beginning of the period..............          5,286           4,148
                                                                       ----------------   -------------

Cash and cash equivalents at the end of the period....................  $       4,018   $       1,391
                                                                       ===============  ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Property and equipment acquired under capital leases..................  $          --   $         182
                                                                       ===============  ==============
Accretion of preferred stock..........................................  $         310   $         310
                                                                       ===============  ===============
Deferred stock compensation...........................................  $       9,895   $       1,476
                                                                       ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest................................................  $         176   $         108
                                                                       ===============  ===============
Cash paid for taxes...................................................  $           2   $          --
                                                                       ===============  ===============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

Pharsight Corporation develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics. Pharsight was incorporated in California in April 1995 and was reincorporated in Delaware in June 2000.

The accompanying condensed financial statements of Pharsight have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information included in this report should be read in conjunction with Pharsight's financial statements and related notes thereto included in its Registration Statement on Form S-1 filed with the SEC, as amended on August 4, 2000.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly Pharsight's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001 or for any other future period.

NOTE 2.   REVENUE RECOGNITION

Revenues are derived from two sources: initial and renewal fees for product licenses and scientific and training consulting services.

Contracts from which Pharsight receives solely license and renewal fees consist of one year software licenses bundled with post contract support services, or PCS. The initial and renewal license fees are each recognized ratably over the one year period of the license during which the PCS is expected to be provided.

For arrangements consisting solely of services, Pharsight recognizes revenues as services are performed. Arrangements for services may be charged at daily rates for different levels of consultants and out of pocket expenses or may be for a fixed fee. Revenues under fixed fee arrangements are recognized at the daily rates for the different level of consultants involved plus out of pocket expenses. For fixed fee contracts with milestones or acceptance criteria, Pharsight recognizes revenues as such milestones are achieved or as acceptance occurs, which approximates the level of services provided.

Pharsight also enters into arrangements consisting of licenses, renewal fees and scientific consulting services. Pharsight recognizes revenues based on the lesser of actual services performed and licenses delivered or straight line over the period of the agreement.

NOTE 3.   INITIAL PUBLIC OFFERING OF COMMON STOCK

On August 14, 2000, Pharsight closed the sale of a total of 3,000,000 shares of common stock in an initial public offering ("IPO") at a price of $10.00 per share, raising $30.0 million in gross proceeds. After underwriters' discounts and commissions of $2.1 million and $1.5 million in related expenses, net proceeds were $26.4 million. As required by the terms of the Series C preferred stock, approximately $6.1 million was paid by us to the holders of our Series C preferred stock from these net proceeds.

                              PHARSIGHT CORPORATION

                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 4.   NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of vested outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and, when dilutive, unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the as-if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive.

In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of Pharsight's IPO, are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. Pharsight has not had any issuances or grants for nominal consideration.

Basic and diluted pro forma net loss per share have been computed as described above and give effect to the automatic conversion of preferred stock into common stock effective upon the closing of Pharsight's IPO as if their conversion occurred at the original date of issuance.

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):


                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2000            1999
                                                                       --------------    --------------
Basic and diluted:
   Net loss...........................................................  $      (5,074)  $      (2,172)
   Accretion of preferred stock.......................................           (310)           (310)
                                                                       ---------------   --------------

   Net loss attributable to common stockholders.......................  $      (5,384)  $      (2,482)
                                                                       ===============   ==============

   Weighted average common shares outstanding.........................          4,271           3,584
   Less weighted average common shares subject to repurchase..........           (409)           (634)
                                                                       ---------------   --------------

   Shares used to compute basic and diluted net loss per share
     attributable to common stockholders..............................          3,862           2,950
                                                                       ===============   ==============

   Basic and diluted net loss per common share attributable to common
     stockholders.....................................................  $       (1.39)  $       (0.84)
                                                                       ===============   ==============

Pro forma basic and diluted:
   Net loss...........................................................  $      (5,074)
                                                                       ================

   Shares used above..................................................          3,862
   Weighted average convertible preferred stock outstanding, as if
     converted........................................................         10,687
                                                                       ----------------

   Shares used to compute pro forma basic and diluted net loss per
     common share.....................................................         14,549
                                                                       ================

   Pro forma basic and diluted net loss per common share..............  $       (0.35)
                                                                       ================

                              PHARSIGHT CORPORATION

                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


The number of unvested and potential common shares excluded from the calculation of diluted net loss per share is detailed in the following table (in thousands):


                                                                                  JUNE 30,
                                                                       --------------------------------
                                                                            2000            1999
                                                                       ---------------   --------------

Preferred stock.......................................................         10,687           7,909
Shares subject to repurchase..........................................            410             726
Outstanding options...................................................          2,879           1,502
Warrants..............................................................            297             303
                                                                       ---------------   --------------

                                                                               14,273          10,440
                                                                       ===============   ==============

These instruments were excluded because their effect would be antidilutive.

NOTE 5.   DEFERRED STOCK COMPENSATION

Pharsight recorded deferred stock compensation totaling $9.9 million in the three months ended June 30, 2000 and $1.5 million in the three months ended June 30, 1999. Deferred stock compensation represents the difference between the exercise price of stock options granted and the then deemed fair value of our common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight line method for non-employee options.

NOTE 6.   SEGMENT INFORMATION

Revenues from sales to customers by major geographic area were (in thousands):

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2000            1999
                                                                       ---------------   --------------
United States.........................................................  $       1,850   $         959
Europe................................................................            532             371
Other.................................................................             79              58
                                                                       ----------------  --------------

                                                                        $       2,461   $       1,388
                                                                       ===============   ==============

For the three months ended June 30, 1999, sales to Belgium accounted for 10% of Pharsight's revenues. No other foreign country accounted for 10% or more of Pharsight's total revenues in either period. All of Pharsight's significant assets are located within the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE USUALLY ACCOMPANIED BY WORDS LIKE "BELIEVE," "ANTICIPATE," "PLAN," "SEEK," "EXPECT," "INTEND" AND SIMILAR EXPRESSIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS, WHICH INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS." WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS, JUDGEMENT, BELIEF OR EXPECTATION ONLY AS OF THE DATE HEREOF.

OVERVIEW

We develop and market integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics.

During the period from our inception in April 1995 through March 1997, we were a development stage enterprise. Our operating activities during this period related primarily to developing products, building our corporate infrastructure and raising capital. In December 1997, we acquired Scientific Consulting, Inc. and the model workbench family of products. In the second quarter of fiscal 1998, we released our first version of software for trial simulation and started offering our scientific and decision services.

The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and Europe. In addition, our technical support personnel and scientific consultants conduct sales and marketing activities.

In fiscal 2000, we entered into licensing agreements with three organizations, Duke University, Lovelace Respiratory Research Institute and Protocare Sciences, Inc., to gain access to their proprietary medical data on a royalty basis for use in our information products. In the future, we expect to enter into alliances and license arrangements to gain access to other medical data on a royalty basis. We expect this data to provide the foundation for our information products. We intend to provide these products to our customers on a subscription basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. License and renewal revenues increased 52% to $834,000 in the three months ended June 30, 2000 from $547,000 in the three months ended June 30, 1999. Of this increase, $137,000 was due to a 58% increase in the number of licenses sold during the same period, and approximately $150,000 reflected an increase in annual renewal revenues due to the growth in the installed base.

Service revenues increased 93% to $1.6 million in the three months ended June 30, 2000 from $841,000 in the three months ended June 30, 1999. The service revenues recognized per customer approximately doubled year over year. We view this as evidence of our customer's acceptance of our methodologies. As of June 30, 2000, we were engaged with 12 of the top 20 major pharmaceutical companies. We expect the percentage of service revenues to decline as a percentage of total revenues as we release new software products, including our information products.

In the future, we expect to enter into alliances and license arrangements to gain access to other medical data on a royalty basis. We expect this data to provide the foundation for our information products. We intend to provide these products to our customers on a subscription basis.

COST OF REVENUES. Cost of license and renewal revenues increased 98% to $261,000 in the three months ended June 30, 2000 from $132,000 in the three months ended June 30, 1999. The increase was due primarily to higher volume of product shipments. In addition, new versions of products shipped in the three months ended June 30, 2000 contained a slightly higher royalty expense component than the older versions. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial and product updates provided for in our annual license agreements. Cost of license and renewal revenues as a percentage of license and renewal revenues was 31% for the three months ended June 30, 2000 compared to 24% in the comparable period in 1999.

Cost of services revenues increased 82% to $1.1 million in the three months ended June 30, 2000 from $625,000 in the three months ended June 30, 1999. The increase was due primarily to increased services personnel in scientific and decision services. There is a direct relationship between personnel and projects undertaken. Cost of services as a percentage of services revenues was 70% for the three months ended June 30, 2000 compared to 74% in the comparable period in 1999. Because of the direct relationship of personnel to projects undertaken, we anticipate that as we take on new projects, cost of services revenues will reflect changes in total services revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 74% to $2.0 million in the three months ended June 30, 2000 from $1.1 million in the three months ended June 30, 1999. The increase resulted primarily from an increase in the number of software developers and the use of outside contractors. In particular, we dedicated considerable resources to the development of the clinical workbench and information products. Research and development expenses as a percentage of revenues were 80% for the three months ended June 30, 2000 compared to 82% in the comparable period in 1999. The decrease in research and development expenses as a percentage of total revenues primarily reflects the greater increase in revenues relative to the increase in research and development staff. We believe that our research and development expenses will increase in absolute dollars as we continue to expand our product offerings.

SALES AND MARKETING. Sales and marketing expenses increased 88% to $1.2 million in the three months ended June 30, 2000 from $658,000 in the three months ended June 30, 1999. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. Sales and marketing expenses as a percentage of total revenues were 50% for the three months ended June 30, 2000 compared to 47% in the comparable period in 1999. The increase in marketing and sales expenses as a percentage of total revenues reflects the rapid growth in both our revenues and the professionals selling and marketing our products and services. We expect our sales and marketing expenses to increase as we continue expansion of our field sales force in both the United States and Europe.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 92% to $764,000 in the three months ended June 30, 2000 from $398,000 in the three months ended June 30, 1999. The increase in general and administrative expenses is related to growth in management and administrative support staff. General and administrative expenses as a percentage of total revenues were 31% for the three months ended June 30, 2000 compared to 29% in the comparable period in 1999. We expect to continue expansion of our management and administrative support staff as our management and corporate infrastructure grows. We also expect our general and administrative expenses to grow as we incur the costs of being a public company.

OTHER INCOME (EXPENSE). Other income (expense) increased to income of $107,000 in the three months ended June 30, 2000 from expense of $107,000 in the three months ended June 30, 1999. This change occurred as a result of higher interest income on a larger average balance of cash and short-term investments during the period.

PROVISION FOR INCOME TAXES. As a result of our cumulative net operating losses, no provision for income taxes was recorded for the three months ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. As of June 30, 2000, we had $11.4 million in cash, cash equivalents and short-term investments, a decrease of $5.0 million from cash, cash equivalents and short-term investments held as of March 31, 2000. As of June 30, 2000, there were no borrowings under our line of credit. Our working capital, defined as current assets less current liabilities, at June 30, 2000 was $9.5 million, a decrease of $3.4 million in working capital from March 31, 2000. The decrease in the working capital is attributable to an increase in operational spending and additional equipment purchases.

Net cash used in operating activities was $2.8 million in the three months ending June 30, 2000. The cash used was primarily attributable to the net loss of $5.1 million for the three months ending June 30, 2000, offset in part by $2.1 million of charges attributable to non-cash deferred stock compensation.

Net cash provided by investing activities was $3.2 million in the three months ending June 30, 2000. Net cash provided by investing activities consisted of maturities of short term investments, partially offset by purchases of capital equipment.

Net cash used in financing activities was $1.6 million in the three months ending June 30, 2000. These amounts were primarily payment of notes payable in connection with prior-year acquisitions, partially offset by proceeds from the issuance of common stock upon the exercise of stock options.

In August 2000, we completed the initial public offering of 3,000,000 shares of our common stock at a price of $10.00 per share, all of which shares were issued and sold by us for aggregate proceeds of $26.4 million, net of underwriting discounts of and commissions of $2.1 million and expenses of $1.5 million. Payment was made to the holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. This $6.1 million payment resulted in net proceeds to us of $20.3 million.

We believe that our existing cash reserves, the proceeds from our initial public offering and our available borrowing capacity will be sufficient to support our planned operations for at least 24 months. However, we may need to raise additional funds sooner through public or private financing or other sources to fund our operations and for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 is not expected to have a significant impact on our financial position, results of operations or cash flows. We will be required to implement SFAS 133, as amended, for the quarter beginning April 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." We do not believe the adoption of SAB 101 will materially change our financial position, results of operations or cash flows.

In January, 2000, the Emerging Issues Task Force issued EITF 00-2, "Accounting for Web Site Development Costs." We do not believe its adoption will materially change our financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.


                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY.

We commenced our operations in April 1995 and have incurred net losses since that time. As of June 30, 2000, we had an accumulated deficit of $35.1 million. We expect our net losses to continue as we increase our research and development costs and other costs to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to predict when, if ever, we may become profitable. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If our losses exceed the expectations of investors, the price of our common stock may decline.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

We expect our quarterly operating results may fluctuate in the future, and may vary from securities analysts' and investors' expectations, depending on a number of factors described below and elsewhere in this "Risk Factors" section of this Quarterly Report on Form 10-Q, including:

     -    variances in demand for our products and services;

     - timing of the introduction of new products or services and enhancements of existing products or services;

     -    changes in research and development expenses;

     - our ability to complete fixed-price service contracts without committing additional resources; and

     -    changes in industry conditions affecting our customers.

As a result, quarterly comparisons may not indicate reliable trends of future performance.

We also expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenues, and these expense levels are relatively fixed in the short term. If we have lower revenues, we may not be able to reduce our spending in the short term in response. Any shortfall in revenues would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and the price of our common stock may decline.

BECAUSE OUR SALES AND IMPLEMENTATION CYCLES ARE LONG AND UNPREDICTABLE, OUR REVENUES ARE DIFFICULT TO PREDICT AND MAY NOT MEET OUR EXPECTATIONS OR THOSE OF OUR INVESTORS.

The lengths of our sales and implementation cycles are difficult to predict and depend on a number of factors, including the type of product or services being provided, the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales cycle is unpredictable and may take six months or more. Our implementation cycle is also difficult to predict and can be longer than one year. Each of these can result in delayed revenues, increased selling expenses and difficulty in matching revenues with expenses, which may contribute to fluctuations in our results of operations and cause our stock price to be volatile. A key element of our strategy is to market our product and service offerings to large organizations. These organizations can have elaborate decision-making processes and may require evaluation periods which could extend the sales and implementation cycle. Moreover, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our product and service offerings, which may cause additional delays during the evaluation and acceptance process. We therefore have difficulty forecasting the timing and recognition of revenues from sales of our product and service offerings.

OUR REVENUES ARE CONCENTRATED IN A FEW CUSTOMERS, AND IF WE LOSE ANY OF THESE CUSTOMERS OUR REVENUES MAY DECREASE SUBSTANTIALLY.

We receive a substantial majority of our revenues from a limited number of customers. In fiscal year 2000, sales to our top customer, Johnson & Johnson, accounted for a substantial portion of our revenues and sales to our top five customers accounted for 50.4% of our revenues. We expect that a significant portion of our revenues will continue to depend on sales to a small number of customers. If we do not generate as much revenues from these major customers as we expect to, or if we lose any of them as customers, our total revenues may be significantly reduced.

IF WE ARE UNABLE TO GENERATE ADDITIONAL SALES FROM EXISTING CUSTOMERS AND GENERATE SALES TO NEW CUSTOMERS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO BECOME PROFITABLE.

Our success depends on our ability to develop our existing customer relationships and establish relationships with additional pharmaceutical and biotechnology companies. If we lose any significant relationships with existing customers or fail to establish additional relationships, we may not be able to execute our business plan and our business will suffer. As of June 30, 2000, we have only performed a limited number of projects with twelve of the twenty largest pharmaceutical companies and a number of smaller companies. Developing customer relationships with pharmaceutical companies can be difficult for a number of reasons. These companies are often very large organizations with complex decision-making processes that are difficult to change. In addition, because our products and services relate to the core technologies of these companies, these organizations are generally cautious about working with outside companies. Some potential customers may also resist working with us until our products and services have achieved more widespread market acceptance. Our existing customers could also reassess their commitment to us, not renew existing agreements or choose not to expand the scope of their relationship with us.

OUR REVENUES AND RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED IF A CUSTOMER CANCELS A CONTRACT FOR SERVICES WITH US.

Our services agreements can be canceled upon prior notice by our customers. Additionally, due to the nature of our services engagements, customers sometimes delay projects because of timing of the clinical trials and the need for data and information that prevent us from proceeding with our projects. These delays and contract cancellations cannot be predicted with accuracy and we cannot assure you that we will be able to replace any delayed or canceled contracts with the customer or other customers. If we are unable to replace those contracts, our revenues and results of operations would be adversely affected.

WE MAY LOSE EXISTING CUSTOMERS OR BE UNABLE TO ATTRACT NEW CUSTOMERS IF WE DO NOT DEVELOP NEW PRODUCTS AND SERVICES OR IF OUR OFFERINGS DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES.

The successful growth of our business depends on our ability to develop new products and services and incorporate new capabilities into our existing offerings on a timely basis. If we cannot adapt to changing technologies, emerging industry standards, new scientific developments and increasingly sophisticated customer needs, our products and services may become obsolete and our business could suffer. We have suffered product delays in the past, resulting in lost product revenues. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our products before or after commercial release, which could result in product redevelopment costs and loss of, or delay in, market acceptance. Furthermore, a failure by us to introduce new products or services on schedule could harm our business prospects. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us.

IF THE SECURITY OF OUR CUSTOMERS' DATA IS COMPROMISED, WE COULD BE LIABLE FOR DAMAGES AND OUR REPUTATION COULD BE HARMED.

As part of implementing our products and services, we inherently gain access to certain highly confidential proprietary customer information. It is critical that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite our implementation of a number of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. We do not have insurance to cover us for losses incurred in many of these events. If we fail to meet our customers' security expectations, we could be liable for damages and our reputation could suffer.

IF WE ARE REQUIRED TO COMMIT UNANTICIPATED RESOURCES TO COMPLETE FIXED-PRICE SERVICE CONTRACTS, WE MAY INCUR LOSSES ON THESE CONTRACTS, WHICH COULD CAUSE OUR OPERATING RESULTS TO DECLINE.

A significant portion of revenues from our short-term agreements has been derived from service contracts that are billed on a fixed-price basis. These contracts specify certain obligations and deliverables to be met by us regardless of our actual costs incurred. Our failure to accurately estimate the resources required for a fixed-price service contract could cause us to commit additional resources to a project, which could cause our operating results to decline. We cannot assure you that we can successfully complete these contracts on budget, and our inability to do so could harm our business.

IF WE ARE UNABLE TO COMPLETE A PROJECT DUE TO SCIENTIFIC LIMITATIONS OR OTHERWISE MEET OUR CUSTOMERS' EXPECTATIONS, OUR REPUTATION MAY BE ADVERSELY AFFECTED AND WE MAY NOT BE ABLE TO GENERATE NEW BUSINESS.

Because our projects may contain scientific risks that are difficult to foresee, we cannot guarantee that we will always be able to complete them. Any failure to meet our customers' expectations could harm our reputation and ability to generate new business. On a few occasions, we have encountered scientific limitations and been unable to complete a project. In each of these cases, we have been able to successfully renegotiate the terms of the project with the particular customer. We cannot assure you that we will be able to renegotiate our customer agreements if such circumstances occur in the future. Moreover, even if we complete a project, we may not meet our customers' expectations regarding the quality of our products and services or the timeliness of our services.

IF WE ARE UNABLE TO HIRE ADDITIONAL SPECIALIZED PERSONNEL, WE WILL NOT BE ABLE TO GROW OUR BUSINESS.

Growth in the demand for our products and services will require additional personnel, particularly qualified scientific and technical personnel. We currently have limited personnel and other resources to staff and complete projects. In addition, as we grow our business, we expect an increase in the number of complex projects and large deployments of our products and services, which require a significant amount of personnel for extended periods of time. However, there is currently a shortage of these personnel worldwide, and competition for these personnel from numerous companies and academic institutions may limit our ability to hire these persons on commercially reasonable terms. Staffing projects and deploying our products and services will also become more difficult as our operations and customers become more geographically diverse. If we are not able to adequately staff and complete our projects, we may lose customers and our reputation may be harmed. Any difficulties we may have in completing customer projects may impair our ability to grow our business.

IF WE LOSE KEY MEMBERS OF OUR MANAGEMENT, SCIENTIFIC OR DEVELOPMENT STAFF, OR OUR SCIENTIFIC ADVISORS, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE BUSINESS.

We are highly dependent on the principal members of our management, scientific and development staff. However, we only carry key man insurance on our chief executive officer, Arthur H. Reidel, in the amount of $1.0 million dollars. We do not believe that the proceeds from this insurance would be sufficient to cover the loss that our business would suffer as a result of the loss of his services. Our reputation is also in part based on our association with key scientific advisors. The loss of any of these personnel might adversely impact our reputation in the market and harm our business. Failure to attract and retain key management, scientific and technical personnel could prevent us from achieving our strategy and developing our products and services.

WE HAVE ONLY RECENTLY UNDERTAKEN DEVELOPMENT OF OUR INFORMATION PRODUCTS, AND OUR FUTURE REVENUES AND OPERATING RESULTS COULD BE HARMED IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL SUCCESS.

An important component of our business strategy relates to our information products. We have only recently undertaken to develop these products and, as of June 30, 2000, we had generated no revenues from them. We expect to release the initial versions of these products later this year, although we cannot guarantee you that we will be able to release these products on time. In addition, because the market for these products is new and emerging, it is difficult to predict the level of market acceptance. Our future business could be harmed if we do not release these products on time or if they do not achieve commercial success.

IF WE ARE UNABLE TO OBTAIN SUFFICIENT DATA FROM THIRD-PARTY PROVIDERS, OUR INFORMATION PRODUCTS WILL NOT BE ATTRACTIVE TO CUSTOMERS.

As of June 30, 2000, we have only established relationships with three organizations to provide data for inclusion in our information products. We may not be able to enter into additional agreements with content providers on commercially favorable terms, if at all. If we are unable to obtain adequate data, our information products will not be attractive to customers and, therefore, may not achieve commercial success. In addition, we cannot assure you that our existing or prospective data providers will not reassess their commitment to us in the future or develop competitive products internally.

IF THERE IS A SYSTEM FAILURE OR NATURAL DISASTER AT OUR HOSTING FACILITY, WE MAY NOT BE ABLE TO PROVIDE ACCESS TO OUR INFORMATION PRODUCTS AND OUR BUSINESS COULD SUFFER.

Our information products data are stored at a third party's computer data facility located in Santa Clara, California, an area prone to earthquakes. We currently have no backup systems at other sites. Accordingly, there is a significant risk to our ability to provide access to our information products from a natural disaster or system failure at such facility. Although we carry insurance to cover us in the event of losses caused by natural disasters such as earthquakes, depending on the amount of damage this insurance may not be sufficient to cover our losses. Furthermore, any interruption in our services could damage our reputation and, therefore, our ability to conduct business in the future. We do not carry insurance that protects us from losses caused as a result of damage to our reputation.

OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND IF WE ARE UNABLE TO ADEQUATELY PROTECT THEM, OUR COMPETITIVE POSITION WILL SUFFER.

Our intellectual property is important to our competitive position. We protect our proprietary information and technology through a combination of trademark, trade secret and copyright law, confidentiality agreements and technical measures. We may also seek to protect our intellectual property through patents. We have filed two patent applications, but do not currently have any patents issued. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary information and technology, nor can we guarantee that we will be successful in obtaining any patents or that the rights granted under such patents will provide a competitive advantage. Misappropriation of our intellectual property could harm our competitive position. We may also need to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result. In addition, the laws of some foreign countries provide less protection of intellectual property rights than the laws of the United States and Europe. As a result, we may have an increasingly difficult time adequately protecting our intellectual property rights as our sales in foreign countries grow.

IF WE BECOME SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES, WE COULD INCUR UNANTICIPATED EXPENSE AND BE PREVENTED FROM PROVIDING OUR PRODUCTS AND SERVICES.

We cannot assure you that infringement claims by third parties will not be asserted against us or, if asserted, will be unsuccessful. These claims, whether or not meritorious, could be expensive and divert management resources from operating our company. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could block our ability to provide products or services, unless we obtain a license to such technology. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS AND DILUTE STOCKHOLDER VALUE.

In order to expand our product and service offerings and reach new customers, we may continue to acquire products, technologies or businesses that we believe are complementary. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, the potential loss of key employees of the acquired company and our inability to maintain the goodwill of the acquired businesses. We also cannot predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

Future acquisitions may result in:

     -    potentially dilutive issuances of equity securities;

     -    the incurrence of additional debt;

     -    the assumption of known and unknown liabilities; and

     - the write-off of software development costs, and the amortization of expenses related to goodwill and other intangible assets and charges against earnings.

Any of the above factors, if they occur, could harm our business.

RISKS RELATED TO OUR INDUSTRY

OUR MARKET MAY NOT DEVELOP AS QUICKLY AS EXPECTED, AND COMPANIES MAY ENTER OUR MARKET, THEREBY INCREASING THE AMOUNT OF COMPETITION AND IMPAIRING OUR BUSINESS PROSPECTS.

Because our products and services are new and still evolving, there is significant uncertainty and risk as to the demand for, and market acceptance of, these products and services. As a result, we are not able to predict the size and growth rate of our market with any certainty. In addition, other companies, including potential strategic partners, may enter our market. Our existing customers may also elect to terminate our services and internally develop products and services similar to ours. If our market fails to develop, grows more slowly than expected or becomes saturated with competitors, our business prospects will be impaired.

LAWS PROTECTING THE PRIVACY OF CONFIDENTIAL PATIENT INFORMATION MAY LIMIT THE RANGE OF SERVICES WE CAN PROVIDE AND, IF WE VIOLATE ANY OF THESE LAWS, COULD SUBJECT US TO CIVIL AND CRIMINAL PENALTIES.

The healthcare industry is regulated by a number of federal, state, local and international governmental entities. These entities may enact laws that limit our operations or the operations of our customers. In particular, state laws aimed at protecting the privacy of confidential patient health information, including information regarding conditions like AIDS, substance abuse and mental illness, vary widely. The application of these laws in the context of research and internet health services is evolving. While these laws primarily are directed at healthcare providers, facilities and payors, and generally do not apply to the "anonymized" data we use, from which patient identifiable information has been removed, some of these laws could be applied to aspects of our business or to limit providers' ability to provide us with access to such data. We cannot predict which laws might be found applicable to our business, or assure you that our operations would be found to be in full compliance. Compliance with regulatory laws may be expensive and may limit our ability to provide a full range of services. In addition, a challenge under any of these laws could result in adverse publicity and, if successful, imposition of civil and criminal penalties, any of which could harm our business.

EXISTING OR FUTURE LAWS THAT APPLY TO COMMUNICATIONS AND COMMERCE OVER THE INTERNET COULD HARM OUR BUSINESS.

Laws and regulations that specifically apply to communications and commerce over the Internet are becoming more prevalent. Existing laws and regulations as well as new laws and regulations could place restrictions or impose costs on us that adversely affect our business. The United States Congress has passed laws regarding, among other things, Internet privacy, copyrights and taxation. The Federal Trade Commission has recently recommended that Congress enact further federal legislation protecting consumer privacy on the Internet. The European Union has also enacted its own directive regarding privacy in relation to the Internet. We have not fully assessed how these laws and regulations may affect our business. However, we have access to, manage, transmit and store sensitive customer information that may be subject to these privacy and other laws and regulations. As a result, in the future we may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business. In addition, these laws may make it more costly to enter into, or prevent us from entering into, additional license agreements with information providers for our information products.

Laws regulating communications and commerce over the Internet remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, content, libel and taxation apply to the Internet. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could harm our business.

GOVERNMENT REGULATION OF THE PHARMACEUTICAL INDUSTRY MAY RESTRICT OUR OPERATIONS OR THE OPERATIONS OF OUR CUSTOMERS AND, THEREFORE, ADVERSELY AFFECT OUR BUSINESS.

The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although our products and services are not directly regulated by the United States Food and Drug Administration or comparable international agencies, the use of some of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations. The regulatory agencies could enact new regulations or amend existing regulations with regard to these or other products that could restrict the use of our products or the business of our customers, which could harm our business.

CONSOLIDATION IN THE PHARMACEUTICAL INDUSTRY COULD CAUSE DISRUPTIONS OF OUR CUSTOMER RELATIONSHIPS AND INTERFERE WITH OUR ABILITY TO ENTER INTO NEW CUSTOMER RELATIONSHIPS.

In recent years, the worldwide pharmaceutical industry has undergone substantial consolidation. If any of our customers consolidate with another business, they may delay or cancel projects, lay off personnel or reduce spending, any of which could cause our revenues to decrease. In addition, our ability to complete sales or implementation cycles may be impaired as these organizations undergo internal restructuring.

REDUCTION IN THE RESEARCH AND DEVELOPMENT BUDGETS OF OUR CUSTOMERS MAY IMPACT OUR SALES.

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, spending priorities, internal budgetary policies and the availability of grants from government agencies. Our business could be harmed by any significant decrease in research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

RISKS RELATED TO OWNING OUR STOCK

THE PUBLIC MARKET FOR OUR COMMON STOCK MAY BE VOLATILE.

We expect the market price of our common stock to be highly volatile and to fluctuate significantly in response to various factors, including:

     -    actual or anticipated variations in our quarterly operating results;

     - announcements of technological innovations or new services or products by us or our competitors;

     -    timeliness of our introductions of new products;

     -    changes in financial estimates by securities analysts; and

     -    changes in the conditions and trends in the pharmaceutical market.

In addition, the stock markets, including the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

WE MAY HAVE SUBSTANTIAL SALES OF OUR COMMON STOCK BEGINNING IN FEBRUARY 2001 THAT COULD CAUSE OUR STOCK PRICE TO FALL.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could reduce the market price of our common stock. These sales also might make it more difficult for us to raise funds through future offerings of common stock.

At September 30, 2000, we have approximately 18.2 million shares outstanding. Of these shares, the 3.0 million shares sold in our IPO are freely transferable without restriction or further registration under the Securities Act of 1933, except for shares purchased by our "affiliates," as defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. These restricted securities may be sold in the future without registration under the Securities Act to the extent permitted under Rule 144, Rule 701 or another exemption under the Securities Act.

We and our officers, directors and stockholders holding approximately 14.6 million shares of common stock have agreed not to, without the prior written consent of Donaldson, Lufkin & Jenrette, the lead underwriting in our IPO, directly or indirectly sell, offer, contract to sell, transfer the economic risk of ownership in, make any short sale, pledge or otherwise dispose of any shares of common stock or any securities convertible into, or exchangeable, or exercisable for, or any other rights to purchase or acquire shares of common stock owned by them until February 6, 2001. Some of the shares subject to the lockup agreements may be released from this restriction earlier depending on the trading price of our common stock, or earlier if Donaldson, Lufkin & Jenrette permits it.

BECAUSE OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OF OUR VOTING STOCK, TAKEOVERS NOT SUPPORTED BY THEM WILL BE MORE DIFFICULT, POSSIBLY PREVENTING YOU FROM OBTAINING OPTIMAL SHARE PRICE.

The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control approximately 42.0% of the outstanding common stock. If our executive officers and directors choose to act or vote together, they will have the power to significantly influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

OUR CHARTER DOCUMENTS CONTAIN ANTI-TAKEOVER PROVISIONS THAT MAY DISCOURAGE TAKE-OVER ATTEMPTS AND MAY REDUCE OUR STOCK PRICE.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Other provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors, even if the changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operated primarily in the United States and all funding activities and sales have been denominated in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we believe that there is no material market risk exposure. As of June 30, 2000, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds, treasury instruments and commercial paper.

PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Upon the closing of our initial public offering on August 14, 2000, all of the then outstanding shares of Series A preferred stock, Series B preferred stock, Series C redeemable preferred stock, Series D redeemable preferred stock and Series E preferred stock were automatically converted on a one-for-one basis into shares of our common stock, in accordance with the terms of our certificate of incorporation. In addition, we paid to the holders of Series C redeemable preferred stock an aggregate of approximately $6.1 million in accordance with the terms of the Series C redeemable preferred stock. Following the conversion, Pharsight filed an Amended and Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock.

(c)  Sales of Unregistered Securities

During the three months ended June 30, 2000, we issued and sold 425,071 shares of common stock upon exercise of stock options at a weighted average price of $0.83 per share.

The sales and issuances of securities described above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

On June 30, 2000, Pharsight reincorporated from a California corporation to a Delaware corporation by merging Pharsight, then a California corporation, with an into Pharsight Merger Corporation, a Delaware corporation and wholly-owned subsidiary of Pharsight. The resulting entity was the Delaware corporation which was renamed "Pharsight Corporation." Each share of the outstanding stock of the California corporation was exchanged for a like share of stock of the Delaware corporation. The issuance of the stock of the Delaware corporation did not require registration under the Securities Act because the issuance did not constitute a "sale" as the sole purpose of the transaction was to change Pharsight's domicile solely within the United States. See Rule 145(a)(2) under the Securities Act.

(d)  Use of Proceeds from Sales of Registered Securities.

On August 14, 2000, Pharsight closed the sale of a total of 3,000,000 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-34896), which the Securities and Exchange Commission declared effective on August 8, 2000. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, Chase H&Q, Wit SoundView, and DLJDIRECT Inc.

Of the $30,000,000 in aggregate proceeds raised by us in the offering:

1. approximately $2.1 million was paid to the underwriters in connection with the underwriting discount;

2. approximately $1.5 million was paid by us in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees;

3. approximately $6.1 million was paid by us to the holders of our series C preferred stock as required by the terms of the series C preferred stock; and

4. the remainder of the proceeds from the offering, approximately $20.3 million, has been invested in investment grade securities.

This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

Of the $6.1 million paid to the holders of the Series C preferred stock as required by the terms of that series of preferred stock, approximately $5.5 million was paid to directors, officers and 10% stockholders, or their affiliates, of Pharsight.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In June 2000, Pharsight Corporation, a California corporation, which at the time was the sole stockholder of the registrant, a Delaware corporation, approved the following actions by unanimous written consent:

     - the election of all of the directors of the registrant (Arthur H. Reidel, Steven D. Brooks, Philippe O. Chambon, M.D., Ph.D., Robert B. Chess, Douglas E. Kelly, M.D., Dean O. Morton, Gary L. Neil, Ph.D., and W. Ferrell Sanders);

     - the amendment and restatement the registrant's Certificate of Incorporation to cause the authorized capital stock of the registrant to match the terms of the authorized capital stock Pharsight Corporation, a California corporation;

     - the merger of the registrant with Pharsight Corporation, a California corporation, which effected the reincorporation of Pharsight into a Delaware corporation (including approval of an Agreement of Merger);

     - the Amended and Restated Certificate of Incorporation of the registrant following the initial public offering; and

     -    the registrant's Form of Indemnity Agreement.

Each of these actions (the first two implicitly by virtue of the approval of the merger) had also been approved by the requisite vote of the shareholders of Pharsight Corporation, a California corporation. The shareholders of Pharsight Corporation, a California corporation, had also approved by the requisite vote the adoption of the 2000 Equity Incentive Plan and 2000 Employee Stock Purchase Plan of Pharsight Corporation, a California corporation, which were assumed by the registrant in the merger.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          See Exhibit Index on page 24 hereof.

     (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed by Pharsight during the quarter ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHARSIGHT CORPORATION


Date:  October 20, 2000             By: /s/ Robin A. Kehoe
                                       ---------------------------------
                                        Robin A. Kehoe
                                        Senior Vice President, Finance and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                                  EXHIBIT INDEX

Exhibit
-------

3.2*     Amended and Restated Certificate of Incorporation of Pharsight.

3.3*     Bylaws of Pharsight.

10.11.1* Amendment No. 1 to Data Set License Agreement, dated as of April 11,
         2000, between Pharsight and Lovelace Respiratory Research Institute.

10.19*   Pharsight's 2000 Equity Incentive Plan and related documents.

10.20*   Pharsight's 2000 Employee Stock Purchase Plan and related documents.

10.21*   2000 CEO Non-Qualified Stock Option Plan.

27.1     Financial Data Schedule.

*        Incorporated by reference to the like-numbered exhibit to Pharsight's
         Registration Statement on Form S-1, Registration No. 333-34896, as amended.