Form 10-Q
period 2000-09-30
PHARSIGHT CORP
filed 2000-11-13
CIK 1040853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period ____________ to ____________ .

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

              YES            X                   NO
                         ---------                       ----------

As of October 31, 2000 there were 18,247,512 outstanding shares of the Registrant's common stock, $.001 par value.

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

     Condensed Balance Sheets as of September 30, 2000
     and March 31, 2000......................................................................3

     Condensed Statements of Operations for the
     Three and Six Months Ended September 30, 2000 and 1999..................................5

     Condensed Statements of Cash Flows for the
     Six Months Ended September 30, 2000 and 1999............................................7

     Notes to Condensed Financial Statements.................................................8

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................22


PART  II.  OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds........................................23

   Item 6. Exhibits and Report on Form 8-K

     Exhibits...............................................................................23

     Reports on Form 8-K....................................................................23

PART  I.      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              PHARSIGHT CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,      MARCH 31,
                                                                            2000             2000
                                                                       ---------------  --------------
                                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents..........................................  $      19,065   $       5,286
   Short-term investments.............................................         10,613          11,196
   Accounts receivable, net of allowance for bad debts of $104 at
     September 30, 2000 and $27 at March 31, 2000.....................          2,543           2,000
   Recognized income not yet billed...................................             28             225
   Prepaids and other current assets..................................            806             685
                                                                       ---------------  --------------
Total current assets..................................................         33,055          19,392

Property and equipment, net...........................................          1,646           1,191
Intangible assets, net
   Core technology....................................................            222             442
   Other..............................................................             58             148
                                                                       ---------------  --------------
                                                                                  280             590
Other assets..........................................................            179             147
                                                                       ---------------  --------------

Total assets..........................................................  $      35,160   $      21,320
                                                                       ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...................................................  $         286   $         315
   Accrued interest...................................................             --             166
   Accrued expenses...................................................            855             396
   Accrued compensation...............................................          1,333           1,088
   Deferred revenue...................................................          1,899           1,925
   Current portion of notes payable...................................            495           2,293
   Current obligations under capital leases...........................            391             372
                                                                       ---------------  --------------
Total current liabilities.............................................          5,259           6,555

Obligations under capital leases......................................            489             708

Commitments

Redeemable convertible preferred stock, $0.001 par value
   Authorized shares--none at September 30, 2000 and 5,512
   at March 31, 2000; Issued and outstanding shares--none at
   September 30, 2000 and 5,455 at March 31, 2000.....................             --          18,582

                                                                                (continued)

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,     MARCH 31,
                                                                            2000            2000
                                                                       ---------------  --------------
                                                                         (unaudited)
Stockholders' equity (deficit):
   Convertible preferred stock, $0.001 par value
     Authorized shares--none at September 30, 2000 and 5,253
     at March 31, 2000; Issued and outstanding shares--none at
     September 30, 2000 and 5,232 at March 31, 2000...................             --               6
   Preferred stock, $0.001 par value
     Authorized shares--5,000 at September 30, 2000 and
     none at March 31, 2000; Issued and outstanding shares--none at
     September 30, 2000 and March 31, 2000............................             --              --
   Common stock, $0.001 par value
     Authorized shares--120,000 at September 30, 2000
     and 19,235 at March 31, 2000; Issued and outstanding shares--
     18,242 at September 30, 2000 and 4,055 at March 31, 2000.........             18               4
   Additional paid-in capital.........................................         75,372          28,843
   Deferred stock compensation........................................         (9,409)         (3,459)
   Accumulated deficit................................................        (36,417)        (29,761)
   Accumulated other comprehensive loss...............................            (13)            (23)
   Notes receivable from stockholders.................................           (139)           (135)
                                                                       ---------------  --------------

Total stockholders' equity (deficit)..................................         29,412          (4,525)
                                                                       ---------------  --------------

Total liabilities and stockholders' equity (deficit)..................  $      35,160   $      21,320
                                                                       ===============  ==============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         -------------------------------- ---------------------------------
                                              2000             1999            2000             1999
                                         ---------------- --------------- ---------------- ----------------
                                                                    (unaudited)
Revenues:
   License and renewal..................  $         874    $         617   $       1,708    $       1,164
   Services.............................          2,135            1,581           3,762            2,422
                                         ---------------- --------------- ---------------- ----------------
Total revenues..........................          3,009            2,198           5,470            3,586

Costs and expenses:
   License and renewal (1)..............            186              184             447              316
   Services (2).........................          1,121              795           2,257            1,420
   Research and development (3).........          2,121            1,292           4,102            2,429
   Sales and marketing (4)..............          1,501            1,019           2,737            1,677
   General and administrative (5).......            929              492           1,693              890
   Amortization of deferred stock
     compensation.......................          2,022              517           4,118              776
   Amortization of intangible assets....            141              245             309              489
                                         ---------------- --------------- ---------------- ----------------
Total costs and expenses................          8,021            4,544          15,663            7,997
                                         ---------------- --------------- ---------------- ----------------
Loss from operations....................         (5,012)          (2,346)        (10,193)          (4,411)

Other income (expense):
   Interest expense.....................            (44)            (132)           (126)            (280)
   Interest income and other, net.......            369               87             558              128
                                         ---------------- --------------- ---------------- ----------------
                                                    325              (45)            432             (152)
                                         ---------------- --------------- ---------------- ----------------
Net loss................................         (4,687)          (2,391)         (9,761)          (4,563)
Accretion on Series C and Series D
   redeemable convertible preferred
   stock................................           (133)            (311)           (443)            (621)
                                         ---------------- --------------- ---------------- ----------------

Net loss attributable to common
   stockholders.........................  $      (4,820)   $      (2,702)  $     (10,204)   $      (5,184)
                                         ================ =============== ================ ================

Basic and diluted net loss per share
   attributable to common stockholders..  $       (0.40)   $      (0.88)   $       (1.28)   $       (1.72)
                                         ================ =============== ================ ================

Shares used to compute basic and
   diluted net loss per share
   attributable to common stockholders..         12,029            3,082           7,946            3,016
                                         ================ =============== ================ ================

Pro forma basic and diluted net loss per
   share................................  $       (0.28)                   $       (0.63)
                                         ================                 ================

Shares used to compute pro forma basic
   and diluted net loss per share.......         16,560                           15,554
                                         ================                 ================

                                                                                (continued)

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Excluding amortization of deferred stock compensation as follows:

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         -------------------------------- ---------------------------------
                                              2000             1999            2000             1999
                                         ---------------- --------------- ---------------- ----------------
                                                                    (unaudited)
   (1) License and renewal..............  $         117    $          28   $         245    $          32
   (2) Services.........................            261              139             561              203
   (3) Research and development.........            940               94           1,827              176
   (4) Sales and marketing..............            476              106             967              194
   (5) General and administrative.......            228              150             518              171
                                         ---------------- --------------- ---------------- ----------------

                                          $       2,022    $         517   $       4,118    $         776
                                         ================ =============== ================ ================

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                            2000            1999
                                                                       ---------------  --------------
                                                                                 (unaudited)
OPERATING ACTIVITIES
Net loss..............................................................  $      (9,761)  $      (4,563)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred stock compensation........................          4,118             776
   Depreciation.......................................................            385             205
   Amortization.......................................................            309             489
   Changes in operating assets and liabilities:
     Accounts receivable..............................................           (543)         (1,648)
     Recognized income not yet billed.................................            196              13
     Prepaids and other current assets................................           (121)            (27)
     Other assets.....................................................            (32)             (9)
     Accounts payable.................................................            (29)             84
     Accrued expenses.................................................            459             (10)
     Accrued compensation.............................................            245             331
     Deferred revenue.................................................            (26)            550
     Accrued interest and other.......................................           (166)            (22)
                                                                       ---------------  --------------
Net cash used in operating activities.................................         (4,966)         (3,831)

INVESTING ACTIVITIES
Purchases of property and equipment...................................           (841)           (389)
Purchases of short-term investments...................................         (7,408)         (4,001)
Maturities of short-term investments..................................          8,001           2,000
                                                                       ---------------  --------------

Net cash used in investing activities.................................           (248)         (2,390)

FINANCING ACTIVITIES
Proceeds from lease line..............................................             --             259
Principal payments on notes payable...................................         (1,798)         (1,774)
Principal payments on capital lease obligations.......................           (200)           (130)
Payments to holders of  Series C preferred stock......................         (6,109)             --
Proceeds from the issuance of convertible preferred stock, net........             --          19,967
Proceeds from the issuance of common stock............................         27,100              74
                                                                       ---------------  --------------
Net cash provided by financing activities.............................         18,993          18,396

Net increase in cash and cash equivalents.............................         13,779          12,175
Cash and cash equivalents at the beginning of the period..............          5,286           4,148
                                                                       ---------------  --------------
Cash and cash equivalents at the end of the period....................  $      19,065   $      16,323
                                                                       ===============  ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Property and equipment acquired under capital leases..................  $          --   $         259
                                                                       ===============  ==============
Accretion of preferred stock..........................................  $         443   $         620
                                                                       ===============  ==============
Conversion of preferred stock to common stock.........................  $       9,373   $          --
                                                                       ===============  ==============
Reversal of preferred stock accretion upon conversion.................  $       3,548   $          --
                                                                       ===============  ==============
Issuance of common stock for notes....................................  $          --   $          23
                                                                       ===============  ==============
Deferred stock compensation...........................................  $      10,070   $       3,224
                                                                       ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest................................................  $         227   $         214
                                                                       ===============  ==============
Cash paid for taxes...................................................  $           2   $          --
                                                                       ===============  ==============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

Pharsight Corporation develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Pharsight's solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics. Pharsight was incorporated in California in April 1995 and was reincorporated in Delaware in June 2000.

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly Pharsight's financial position, results of operations and cash flows for the interim periods presented. The operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001 or for any other future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2.   INITIAL PUBLIC OFFERING OF COMMON STOCK

On August 14, 2000, Pharsight closed the sale of a total of 3,000,000 shares of its common stock in an initial public offering ("IPO") at a price of $10.00 per share, raising $30.0 million in gross proceeds. After underwriters' discounts and commissions of $2.1 million and $1.5 million in related expenses, net proceeds were $26.4 million. As required by the terms of the Series C preferred stock, approximately $6.1 million was paid by Pharsight to the holders of its Series C preferred stock from these net proceeds.

                              PHARSIGHT CORPORATION

                                   (UNAUDITED)

NOTE 3.   NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

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

In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of Pharsight's IPO, are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. Pharsight did not have any issuances or grants for nominal consideration.

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

The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         -------------------------------- ---------------------------------
                                              2000             1999            2000             1999
                                         ---------------- --------------- ---------------- ----------------
Basic and diluted:
   Net loss.............................  $      (4,687)   $      (2,391)  $      (9,761)   $      (4,563)
   Accretion of preferred stock.........           (133)            (311)           (443)            (621)
                                         ---------------- --------------- ---------------- ----------------
   Net loss attributable to common
     stockholders.......................  $      (4,820)   $      (2,702)  $     (10,204)   $      (5,184)
                                         ================ =============== ================ ================

   Weighted average common shares
     outstanding........................         12,407            3,771           8,339            3,678
   Less weighted average common
     shares subject to repurchase.......           (378)            (689)           (393)            (662)
                                         ---------------- --------------- ---------------- ----------------
   Shares used to compute basic and
     diluted net loss per share.........         12,029            3,082           7,946            3,016
                                         ================ =============== ================ ================
   Basic and diluted net loss per common
     share..............................  $       (0.40)   $      (0.88)   $       (1.28)   $       (1.72)
                                         ================ =============== ================ ================
Pro forma basic and diluted:
   Net loss.............................  $      (4,687)   $      (2,391)  $      (9,761)   $      (4,563)
                                         ================ =============== ================ ================
   Shares used above....................         12,029                            7,946
   Weighted average convertible
     preferred stock outstanding, as if
     converted..........................          4,531                            7,608
                                         ----------------                 ----------------

   Shares used to compute pro forma
     basic and diluted net loss per
     common share.......................         16,560                           15,554
                                         ================                 ================

   Pro forma basic and diluted net loss
     per common share...................  $       (0.28)                   $       (0.63)
                                         ================                 ================

                              PHARSIGHT CORPORATION

                                   (UNAUDITED)

The number of unvested and potential common shares excluded from the calculation of diluted net loss per share is detailed in the following table (in thousands):

                                                                                SEPTEMBER 30,
                                                                       -------------------------------
                                                                            2000            1999
                                                                       ---------------  --------------
Preferred stock.......................................................             --          10,687
Shares subject to repurchase..........................................            349             666
Outstanding options...................................................          2,974           1,778
Warrants..............................................................            275             303
                                                                       ---------------  --------------

                                                                                3,598          13,434
                                                                       ===============  ==============

xxxx
These instruments were excluded because their effect would be antidilutive.

NOTE 4.   SEGMENT INFORMATION

Revenues from sales to customers by major geographic area were (in thousands):

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                         -------------------------------- ---------------------------------
                                              2000             1999            2000             1999
                                         ---------------- --------------- ---------------- ----------------
United States...........................  $       2,211    $       1,663   $       4,061    $       2,622
Europe..................................            674              433           1,206              804
Other...................................            124              102             203              160
                                         ---------------- --------------- ---------------- ----------------
                                          $       3,009    $       2,198   $       5,470    $       3,586
                                         ================ =============== ================ ================

No other foreign country accounted for 10% or more of Pharsight's total revenues in any of the periods presented. All of Pharsight's significant assets are located within the United States.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES. License and renewal revenues increased 42% to $874,000 in the three months ended September 30, 2000 from $617,000 in the three months ended September 30, 1999, and increased 47% to $1.7 million in the six months ended September 30, 2000 from $1.2 million in the same period of the prior year. For the three month period, approximately $150,000 of the increase was due to a 46% increase in the number of licenses sold, and approximately $107,000 reflected an increase in annual renewal revenues due to the growth in the installed base. For the six month period, approximately $287,000 of the increase was due to a 56% increase in the number of licenses sold, and approximately $257,000 reflected an increase in annual renewal revenues due to the growth in the installed base.

Service revenues increased 35% to $2.1 million in the three months ended September 30, 2000 from $1.6 million in the three months ended September 30, 1999, and increased 55% to $3.8 million from $2.4 million in the same six month period of the prior year. We view this as evidence of our customer's acceptance of our methodologies. As of September 30, 2000, we were engaged with 13 of the top 20 major pharmaceutical companies. We expect the percentage of service revenues to decline as a percentage of total revenues as we release new software products, including our information products.

In the future, we expect to enter into alliances and license arrangements to gain access to other medical data on a royalty basis. We expect this data to provide the foundation for our information products. We intend to provide these products to our customers on a subscription basis.

COST OF REVENUES. Cost of license and renewal revenues increased 1% to $186,000 in the three months ended September 30, 2000 from $184,000 in the three months ended September 30, 1999, and increased 41% to $447,000 in the six months ended September 30, 2000 from $316,000 in the same period of the prior year. The increases during these periods were due primarily to higher volume of product shipments. In addition, new versions of products shipped in the three and six months ended September 30, 2000 contained a slightly higher royalty expense component than the older versions. The increase from these factors in the three months ended September 30, 2000 were offset by a reduction in salary-related expenses during the period. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial and product updates provided for in our annual license agreements. Cost of license and renewal revenues as a percentage of license and renewal revenues was 21% for the three months, and 26% for the six months, ended September 30, 2000 compared to 30% and 27% in the comparable periods in 1999.

Cost of services revenues increased 41% to $1.1 million in the three months ended September 30, 2000 from $795,000 in the three months ended September 30, 1999, and increased 59% to $2.3 million in the six months ended September 30, 2000 from $1.4 million in the same period of the prior year. The increase was due primarily to increased services personnel in scientific and decision services. There is a direct relationship between personnel and projects undertaken. Cost of services as a percentage of services revenues was 53% for the three months, and 60% for the six months, ended September 30, 2000 compared to 50% and 59% in the comparable periods in 1999. Because of the direct relationship of personnel to projects undertaken, we anticipate that as we take on new projects, cost of services revenues will reflect changes in total services revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 64% to $2.1 million in the three months ended September 30, 2000 from $1.3 million in the three months ended September 30, 1999, and increased 69% to $4.1 million from $2.4 million in the same period of the prior year. The increase resulted primarily from an increase in the number of software developers and the use of outside contractors. In particular, we dedicated considerable resources to the development of the clinical workbench and information products. Research and development expenses as a percentage of revenues were 70% for the three months, and 75% for the six months, ended September 30, 2000 compared to 59% and 68% in the comparable periods in 1999. The decrease in research and development expenses as a percentage of total revenues primarily reflects the greater increase in revenues relative to the increase in research and development staff. We believe that our research and development expenses will increase in absolute dollars as we continue to expand our product offerings.

SALES AND MARKETING. Sales and marketing expenses increased 47% to $1.5 million in the three months ended September 30, 2000 from $1.0 million in the three months ended September 30, 1999, and increased 63% to $2.7 million from $1.7 million in the same period of the prior year. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. Sales and marketing expenses as a percentage of total revenues were 50% for both the three and six months ended September 30, 2000 compared to 46% and 47% in the comparable periods in 1999. The increase in marketing and sales expenses as a percentage of total revenues reflects the rapid growth in both our revenues and the professionals selling and marketing our products and services. We expect our sales and marketing expenses to increase as we continue expansion of our field sales force in both the United States and Europe.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 89% to $929,000 in the three months ended September 30, 2000 from $492,000 in the three months ended September 30, 1999, and increased 90% to $1.7 million in the six months ended September 30, 2000 from $890,000 in the same period of the prior year. The increase in general and administrative expenses is related to growth in management and administrative support staff as well as professional fees. General and administrative expenses as a percentage of total revenues were 31% for the three and six months ended September 30, 2000 compared to 22% and 25% in the comparable periods in 1999. We expect that expenses will grow as we incur the costs of being a public company.

DEFERRED STOCK COMPENSATION.

During the years ended March 31, 1999 and 2000, and the six months ended September 30, 2000, Pharsight recorded aggregate deferred compensation of $296,000, $5.4 million and $10.1 million, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of Pharsight's common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight line method for non-employee options. The amount of deferred compensation relating to stock options issued to employees and consultants to be amortized in future fiscal periods, ending March 31, is as follows:

Last six months of 2001................. $3,757
2002....................................  3,418
2003....................................  1,563
2004....................................    412
Thereafter..............................      0

The amount of deferred compensation expense to be recorded in future periods may decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

OTHER INCOME (EXPENSE). Other income (expense) increased to income of $325,000 in the three months ended September 30, 2000 from expense of $45,000 in the three months ended September 30, 1999 and increased to income of $432,000 in the six months ended September 30, 2000 from expense of $152,000 in the same period of the prior year. This change occurred as a result of higher interest income on a larger average balance of cash and short-term investments as well as lower interest expense as we reduced the outstanding balance of our notes payable.

PROVISION FOR INCOME TAXES. As a result of our cumulative net operating losses, no provision for income taxes was recorded for the three and six months ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. In August 2000, we completed the initial public offering of 3,000,000 shares of our common stock at a price of $10.00 per share, all of which shares were issued and sold by us for aggregate proceeds of $26.4 million, net of underwriting discounts of and commissions of $2.1 million and expenses of $1.5 million. Payment of $6.1 million was made to the holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. This payment resulted in net proceeds to us of $20.3 million.

As of September 30, 2000, we had $29.7 million in cash, cash equivalents and short-term investments, an increase of $13.2 million from cash, cash equivalents and short-term investments held as of March 31, 2000. As of September 30, 2000, there were no borrowings under our line of credit. Our working capital, defined as current assets less current liabilities, at September 30, 2000 was $27.8 million, an increase of $15.0 million in working capital from March 31, 2000. The increase in the working capital is attributable to the cash proceeds from our initial public offering, partially offset by increased operational spending and additional equipment purchases.

Net cash used in operating activities was $5.0 million in the six months ending September 30, 2000. The cash used was primarily attributable to the net loss of $9.8 million for the six months ending September 30, 2000, partially offset by non-cash charges totaling $4.8 million related to deferred stock compensation, depreciation and amortization.

Net cash used in investing activities was $248,000 in the six months ending September 30, 2000. Net cash used in investing activities consisted of purchases of capital equipment partially offset by the proceeds from maturities of short term investments, net of purchases of short term investments.

Net cash provided by financing activities was $19.0 million in the six months ending September 30, 2000. Cash was provided primarily from the proceeds of our initial public offering. This was partially offset by the payment to our Series C stockholders and principal payments on notes payable and capital leases.

We believe that our existing cash reserves, the proceeds from our initial public offering and our available borrowing capacity will be sufficient to support our planned operations for the next 20 - 24 months. However, we may need to raise additional funds sooner through public or private financing or other sources to fund our operations and for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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


                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY.

We commenced our operations in April 1995 and have incurred net losses since that time. As of September 30, 2000, we had an accumulated deficit of $36.4 million. We expect our net losses to continue as we increase our research and development costs and other costs to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to predict when, if ever, we may become profitable. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If our losses exceed the expectations of investors, the price of our common stock may decline.

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

OUR REVENUES ARE CONCENTRATED IN A FEW CUSTOMERS, AND IF WE LOSE ANY OF THESE CUSTOMERS OUR REVENUES MAY DECREASE SUBSTANTIALLY.

We receive a substantial majority of our revenues from a limited number of customers. In fiscal year 2000 and the first six months of fiscal year 2001, sales to our top customer, Johnson & Johnson, accounted for a substantial portion of our revenues and sales to our top five customers accounted for 50.4% and 50.2% of our revenues, respectively. We expect that a significant portion of our revenues will continue to depend on sales to a small number of customers. If we do not generate as much revenues from these major customers as we expect to, or if we lose any of them as customers, our total revenues may be significantly reduced.

IF WE ARE UNABLE TO GENERATE ADDITIONAL SALES FROM EXISTING CUSTOMERS AND GENERATE SALES TO NEW CUSTOMERS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO BECOME PROFITABLE.

Our success depends on our ability to develop our existing customer relationships and establish relationships with additional pharmaceutical and biotechnology companies. If we lose any significant relationships with existing customers or fail to establish additional relationships, we may not be able to execute our business plan and our business will suffer. As of September 30, 2000, we have only performed a limited number of projects with thirteen of the twenty largest pharmaceutical companies and a number of smaller companies. Developing customer relationships with pharmaceutical companies can be difficult for a number of reasons. These companies are often very large organizations with complex decision-making processes that are difficult to change. In addition, because our products and services relate to the core technologies of these companies, these organizations are generally cautious about working with outside companies. Some potential customers may also resist working with us until our products and services have achieved more widespread market acceptance. Our existing customers could also reassess their commitment to us, not renew existing agreements or choose not to expand the scope of their relationship with us.

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

IF WE LOSE KEY MEMBERS OF OUR MANAGEMENT, SCIENTIFIC OR DEVELOPMENT STAFF, OR OUR SCIENTIFIC ADVISORS, OR WE ARE UNABLE TO HIRE SALES AND OTHER PERSONNEL NEEDED TO GROW OUR BUSINESS, OUR REPUTATION MAY BE HARMED AND WE MAY LOSE BUSINESS.

We are highly dependent on the principal members of our management, scientific and development staff. However, we only carry key man insurance on our chief executive officer, Arthur H. Reidel, in the amount of $1.0 million dollars. We do not believe that the proceeds from this insurance would be sufficient to cover the loss that our business would suffer as a result of the loss of his services. Our reputation is also in part based on our association with key scientific advisors. The loss of any of these personnel might adversely impact our reputation in the market and harm our business. We also need to hire additional personnel, including sales personnel, in order to grow our business. Competition for qualified sales and other personnel meeting our requirements is intense, and we may be unable to attract and retain these people. Failure to attract and retain key management, sales, scientific and technical personnel would prevent us from growing our business, achieving our strategy and developing our products and services.

WE HAVE ONLY RECENTLY UNDERTAKEN DEVELOPMENT OF OUR INFORMATION PRODUCTS, AND OUR FUTURE REVENUES AND OPERATING RESULTS COULD BE HARMED IF THESE PRODUCTS DO NOT ACHIEVE COMMERCIAL SUCCESS.

An important component of our business strategy relates to our information products. We have only recently undertaken to develop these products and, as of September 30, 2000, we had generated no revenues from them. We expect to release the initial versions of these products later this year, although we cannot guarantee you that we will be able to release these products on time. In addition, because the market for these products is new and emerging, it is difficult to predict the level of market acceptance. Our future business could be harmed if we do not release these products on time or if they do not achieve commercial success.

IF WE ARE UNABLE TO OBTAIN SUFFICIENT DATA FROM THIRD-PARTY PROVIDERS, OUR INFORMATION PRODUCTS WILL NOT BE ATTRACTIVE TO CUSTOMERS.

As of September 30, 2000, we have only established relationships with three organizations to provide data for inclusion in our information products. We may not be able to enter into additional agreements with content providers on commercially favorable terms, if at all. If we are unable to obtain adequate data, our information products will not be attractive to customers and, therefore, may not achieve commercial success. In addition, we cannot assure you that our existing or prospective data providers will not reassess their commitment to us in the future or develop competitive products internally.

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

Because our products and services are new and still evolving, there is significant uncertainty and risk as to the demand for, and market acceptance of, these products and services. As a result, we are not able to predict the size and growth rate of our market with any certainty. In addition, other companies, including potential strategic partners, may enter our market. Our existing customers may also elect to terminate our services and internally develop products and services similar to ours. If our market fails to develop, grow more slowly than expected or become saturated with competitors, our business prospects will be impaired.

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

The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control approximately 41.0% of the outstanding common stock. If our executive officers and directors choose to act or vote together, they will have the power to significantly influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we believe that there is no material market risk exposure. As of September 30, 2000, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds, treasury instruments and commercial paper.

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

(c)     Sales of Unregistered Securities

During the three months ended September 30, 2000, we issued and sold 55,376 shares of common stock to our directors, employees, and consultants upon exercise of stock options at a weighted average price of $1.67 per share. We also issued 19,328 shares of common stock to William Kirsch and Glen McLaughlin upon the net exercise of warrants.

The sales and issuances of securities upon exercise of stock options described above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation, as provided by Rule 701.

The issuance of securities upon the net exercise of warrants described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 3(a)(9) of the Securities Act.

(d)      Use of Proceeds from Sales of Registered Securities.

On August 14, 2000, Pharsight closed the sale of a total of 3,000,000 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering.

Of the $20.3 million in aggregate net proceeds raised by us in the offering, after deducting underwriting discounts and commissions, offering expenses and the repayment of $6.1 million to our holders of Series C preferred stock:

1. approximately $1.3 million was used to fund ongoing operations, including research and development of new and existing products; and

2. the remainder of the proceeds from the offering, approximately $19.0 million, remain invested in investment grade securities.

This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

         See Exhibit Index on page 26 hereof.

     (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by Pharsight during the quarter ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHARSIGHT CORPORATION


Date:  November 13, 2000                   By:     /s/ Robin A. Kehoe
                                              -------------------------------
                                              Robin A. Kehoe
                                              Senior Vice President, Finance and
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
-------

3.2*     Amended and Restated Certificate of Incorporation of Pharsight
         Corporation

3.3*     Bylaws of Pharsight Corporation

27       Financial Data Schedule

* Incorporated by reference to the like-numbered exhibit to Pharsight's Registration Statement on Form S-1, Registration No. 333-34896, as amended.