Form 10-Q
period 2000-12-31
PHARSIGHT CORP
filed 2001-02-13
CIK 1040853

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                to

Commission file number 000-31253

PHARSIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0401273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 WEST EL CAMINO REAL, MOUNTAIN VIEW, CA 94040
(Address of principal executive offices, including zip code)

(650) 314-3800
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of January 31, 2001 there were 18,361,021 outstanding shares of the Registrant's common stock, $.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of December 31, 2000 and March 31, 2000	3
Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2000 and 1999	4
Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2000 and 1999	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.	23
Item 6. Exhibits and Report on Form 8-K
Exhibits	23
Reports on Form 8-K	23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED BALANCE SHEETS

(In thousands)

	December 31, 2000	March 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,228	$5,286
Short-term investments	6,999	11,196
Accounts receivable, net of allowance for bad debts of $96 at December 31, 2000 and $27 at March 31, 2000	2,810	2,000
Recognized income not yet billed	213	225
Prepaids and other current assets	1,196	685

Total current assets	31,446	19,392
Property and equipment, net	1,952	1,191
Intangible assets, net
Core technology	119	442
Other	30	148

	149	590
Other assets	202	147

Total assets	$33,749	$21,320

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$384	$315
Accrued interest	—	166
Accrued expenses	993	396
Accrued compensation	1,998	1,088
Deferred revenue	2,523	1,925
Current portion of notes payable	185	2,293
Current obligations under capital leases	367	372

Total current liabilities	6,450	6,555
Obligations under capital leases	1,143	708
Commitments
Redeemable convertible preferred stock, $0.001 par value Authorized shares—none at December 31, 2000 and 5,512 at March 31, 2000; Issued and outstanding shares—none at December 31, 2000 and 5,455 at March 31, 2000	—	18,582
Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value Authorized shares—none at December 31, 2000 and 5,253 at March 31, 2000; Issued and outstanding shares—none at December 31, 2000 and 5,232 at March 31, 2000	—	6
Preferred stock, $0.001 par value Authorized shares—5,000 at December 31, 2000 and none at March 31, 2000; Issued and outstanding shares—none at December 31, 2000 and March 31, 2000	—	—
Common stock, $0.001 par value Authorized shares—120,000 at December 31, 2000 and 19,235 at March 31, 2000; Issued and outstanding shares—18,273 at December 31, 2000 and 4,055 at March 31, 2000	18	4
Additional paid-in capital	74,793	28,843
Deferred stock compensation	(7,283)	(3,459)
Accumulated deficit	(41,225)	(29,761)
Accumulated other comprehensive loss	(6)	(23)
Notes receivable from stockholders	(141)	(135)

Total stockholders' equity (deficit)	26,156	(4,525)

Total liabilities and stockholders' equity (deficit)	$33,749	$21,320

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
	(unaudited)
Revenues:
License and renewal	$915	$692	$2,623	$1,856
Services	2,561	1,598	6,323	4,020

Total revenues	3,476	2,290	8,946	5,876
Costs and expenses:
License and renewal(1)	570	366	1,017	682
Services(2)	1,302	860	3,559	2,280
Research and development(3)	1,730	1,331	5,832	3,760
Sales and marketing(4)	2,058	1,096	4,795	2,773
General and administrative(5)	1,041	443	2,734	1,333
Amortization of deferred stock compensation	1,801	609	5,919	1,385
Amortization of intangible assets	131	236	440	725

Total costs and expenses	8,633	4,941	24,296	12,938

Loss from operations	(5,157)	(2,651)	(15,350)	(7,062)
Other income (expense):
Interest expense	(47)	(111)	(173)	(391)
Interest income and other, net	396	244	954	372

	349	133	781	(19)

Net loss	(4,808)	(2,518)	(14,569)	(7,081)
Accretion on Series C and Series D redeemable convertible preferred stock	—	(310)	(443)	(931)

Net loss attributable to common stockholders	$(4,808)	$(2,828)	$(15,012)	$(8,012)

Basic and diluted net loss per share attributable to common stockholders	$(0.27)	$(0.86)	$(1.33)	$(2.58)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	17,925	3,301	11,272	3,111

Pro forma basic and diluted net loss per share	$(0.27)		$(0.89)

Shares used to compute pro forma basic and diluted net loss per share	17,925		16,344

Excluding amortization of deferred stock compensation as follows:
(1) License and renewal	$111	$36	$356	$68
(2) Services	156	137	715	340
(3) Research and development	207	175	723	346
(4) Sales and marketing	454	147	1,416	341
(5) General and administrative	873	114	2,709	290

	$1,801	$609	$5,919	$1,385

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 30,
	2000	1999
	(unaudited)
Operating activities
Net loss	$(14,569)	$(7,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	5,919	1,385
Depreciation	634	334
Amortization	440	725
Changes in operating assets and liabilities:
Accounts receivable	(810)	(1,914)
Recognized income not yet billed	12	(12)
Prepaids and other current assets	(511)	(221)
Other assets	(55)	(72)
Accounts payable	69	(190)
Accrued expenses	597	180
Accrued compensation	910	513
Deferred revenue	598	1,010
Accrued interest and other	(170)	(13)

Net cash used in operating activities	(6,936)	(5,356)
Investing activities
Purchases of property and equipment	(1,395)	(546)
Purchases of short-term investments	(10,361)	(12,719)
Maturities of short-term investments	14,575	2,000

Net cash provided by (used in) investing activities	2,819	(11,265)
Financing activities
Proceeds from capital lease line	757	611
Principal payments on notes payable	(2,108)	(2,330)
Principal payments on capital lease obligations	(327)	(219)
Payments to holders of Series C preferred stock	(6,109)	—
Proceeds from the issuance of convertible preferred stock, net	—	19,967
Proceeds from the issuance of common stock	26,846	86

Net cash provided by financing activities	19,059	18,115
Net increase in cash and cash equivalents	14,942	1,494
Cash and cash equivalents at the beginning of the period	5,286	4,148

Cash and cash equivalents at the end of the period	$20,228	$5,642

Supplemental disclosures of noncash activities
Property and equipment acquired under capital leases	$757	$611

Accretion of preferred stock	$443	$931

Conversion of preferred stock to common stock	$9,373	$—

Reversal of preferred stock accretion upon conversion	$3,548	$—

Issuance of common stock for notes	$—	$23

Deferred stock compensation	$10,070	$3,784

Reversal of deferred stock compensation upon cancellation of unvested stock options	$(325)	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$238	$297

Cash paid for taxes	$3	$—

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

    In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly Pharsight's financial position, results of operations and cash flows for the interim periods presented. The operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001 or for any other future period.

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

    The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
Basic and diluted:
Net loss	$(4,808)	$(2,518)	$(14,569)	$(7,081)
Accretion of preferred stock	—	(310)	(443)	(931)

Net loss attributable to common stockholders	$(4,808)	$(2,828)	$(15,012)	$(8,012)

Weighted average common shares outstanding	18,247	3,848	11,642	3,734
Less weighted average common shares subject to repurchase	(322)	(547)	(370)	(623)

Shares used to compute basic and diluted net loss per share	17,925	3,301	11,272	3,111

Basic and diluted net loss per common share	$(0.27)	$(0.86)	$(1.33)	$(2.58)

Pro forma basic and diluted:
Net loss	$(4,808)	$(2,518)	$(14,569)	$(7,081)

Shares used above	17,925		11,272
Weighted average convertible preferred stock outstanding, as if converted	—		5,072

Shares used to compute pro forma basic and diluted net loss per common share	17,925		16,344

Pro forma basic and diluted net loss per common share	$(0.27)		$(0.89)

    The number of unvested and potential common shares excluded from the calculation of diluted net loss per share is detailed in the following table (in thousands):

	December 31,
	2000	1999
Preferred stock	—	10,687
Shares subject to repurchase	296	428
Outstanding options	3,079	1,819
Warrants	272	297

	3,647	13,231

    These instruments were excluded because their effect would be antidilutive.

NOTE 4. DEFERRED STOCK COMPENSATION

    Pharsight recorded aggregate deferred stock compensation of $296,000 for the year ended March 31, 1999, $5.4 million for the year ended March 31, 2000 and $10.1 million for the nine months ended December 31, 2000. Deferred stock compensation represents the difference between the exercise price of stock options granted and the then deemed fair value of Pharsight's common stock. The amortization of deferred stock compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight line method for non-employee options. The amount of deferred stock compensation relating to stock options issued to employees and consultants to be amortized in future fiscal periods, ending March 31, is as follows:

Last three months of 2001	$1,764
2002	3,337
2003	1,524
2004	400
Thereafter	—

NOTE 5. SEGMENT INFORMATION

    Revenues from sales to customers by major geographic area were (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
United States	$2,069	$1,273	$6,130	$3,895
Europe	1,268	980	2,474	1,784
Other	139	37	342	197

	$3,476	$2,290	$8,946	$5,876

    For the three months ended December 31, 2000, the United Kingdom accounted for approximately 14% of Pharsight's total revenues. For the three months ended December 31, 1999, the United Kingdom accounted for approximately 10% and Belgium accounted for approximately 13% of Pharsight's total revenues. No other foreign country accounted for 10% or more of Pharsight's total revenues in any of the periods presented. All of Pharsight's significant assets are located within the United States.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements are usually accompanied by words like "believe," "anticipate," "plan," "seek," "expect," "intend" and similar expressions. Our actual results could differ materially from those discussed by these forward-looking statements as a result of factors, which include, but are not limited to, those discussed under "Risk Factors" below. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof.

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

Results of Operations

Three Months and Nine Months Ended December 31, 2000 and 1999

    Revenues.  License and renewal revenues increased 32% to $915,000 in the three months ended December 31, 2000 from $692,000 in the three months ended December 31, 1999, and increased 41% to $2.6 million in the nine months ended December 31, 2000 from $1.9 million in the same period of the prior year. For the three month period, approximately $135,000 of the increase was due to a 5% increase in the number of licenses sold, and approximately $88,000 reflected an increase in annual renewal revenues due to the growth in the installed base. For the nine month period, approximately $422,000 of the increase was due to a 43% increase in the number of licenses sold, and approximately $345,000 reflected an increase in annual renewal revenues due to the growth in the installed base.

    Service revenues increased 60% to $2.6 million in the three months ended December 31, 2000 from $1.6 million in the three months ended December 31, 1999, and increased 57% to $6.3 million in the nine months ended December 31, 2000 from $4.0 million in the same nine month period of the prior year. We view this as an indication of our customer's acceptance of our methodologies. As of

December 31, 2000, we were engaged with 14 of the top 20 major pharmaceutical companies. Significant additions this quarter included: Aventis and Bayer, along with another top 20 pharmaceutical company and a leading biotechnology company.

    We have entered into, and in the future we expect to continue to enter into, alliances and license arrangements to gain access to medical data on a royalty basis. We expect this data to provide the foundation for our information products. We intend to provide these products to our customers on a subscription basis. We expect the percentage of service revenues to decline as a percentage of total revenues as we release new software products, including our information products.

    Cost of revenues.  Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues increased 56% to $570,000 in the three months ended December 31, 2000 from $366,000 in the three months ended December 31, 1999, and increased 49% to $1.0 million in the nine months ended December 31, 2000 from $682,000 in the same period of the prior year. The increase was due primarily to the recognition of costs of our information products as cost of revenues rather than research and development expense in the three months ended December 31, 2000. During this quarter we recognized one month of our product team's expenses to convert data from contract providers into customer usable information, into cost of revenue. We anticipate this component of cost of revenues to increase substantially as all future royalties and expenses related to our information products will be included in cost of revenues. In addition, new versions of products shipped in the nine months ended December 31, 2000 contained a slightly higher royalty expense component than the older versions. These increases were offset by a reduction in salary-related expenses in the three months ended December 31, 2000. Cost of license and renewal revenues as a percentage of license and renewal revenues was 62% for the three months and 39% for the nine months ended December 31, 2000 compared to 53% and 37% in the comparable periods in 1999.

    Cost of services revenues increased 51% to $1.3 million in the three months ended December 31, 2000 from $860,000 in the three months ended December 31, 1999, and increased 56% to $3.6 million in the nine months ended December 31, 2000 from $2.3 million in the same period of the prior year. The increase was due primarily to increased services personnel in scientific and decision services. There is a direct relationship between personnel and projects undertaken. Cost of services as a percentage of services revenues was 51% for the three months and 56% for the nine months ended December 31, 2000 compared to 54% and 57% in the comparable periods in 1999. Because of the direct relationship of personnel to projects undertaken, we anticipate that as we take on new projects, cost of services revenues will reflect changes in total services revenues.

    Research and development.  Research and development expenses increased 30% to $1.7 million in the three months ended December 31, 2000 from $1.3 million in the three months ended December 31, 1999, and increased 55% to $5.8 million in the nine months ended December 31, 2000 from $3.8 million in the same period of the prior year. The increase resulted primarily from an increase in the number of software developers and the use of outside contractors, partially offset by the information product expense now recognized in cost of revenues. In particular, we dedicated considerable resources to the development of the clinical workbench and information products. Research and development expenses as a percentage of revenues were 50% for the three months and 65% for the nine months ended December 31, 2000 compared to 58% and 64% in the comparable periods in 1999. The decrease in research and development expenses as a percentage of total revenues primarily reflects the greater increase in revenues relative to the increase in research and development staff. We believe that our research and development expenses will increase in absolute dollars as we continue to expand our product offerings.

    Sales and marketing.  Sales and marketing expenses increased 88% to $2.1 million in the three months ended December 31, 2000 from $1.1 million in the three months ended December 31, 1999, and increased 73% to $4.8 million in the nine months ended December 31, 2000 from $2.8 million in the same period of the prior year. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. Sales and marketing expenses as a percentage of total revenues were 60% for the three months and 54% for the nine months ended December 31, 2000 compared to 48% and 47% in the comparable periods in 1999. The increase in marketing and sales expenses as a percentage of total revenues reflects the rapid growth in the number of professionals selling and marketing our products and services, offset in part by increased revenues. We expect our sales and marketing expenses to increase as we continue expansion of our field sales force in both the United States and Europe.

    General and administrative.  General and administrative expenses increased 135% to $1.0 million in the three months ended December 31, 2000 from $443,000 in the three months ended December 31, 1999, and increased 105% to $2.7 million in the nine months ended December 31, 2000 from $1.3 million in the same period of the prior year. The increase in general and administrative expenses is related to growth in management and administrative support staff as well as professional fees as a result of the expansion of our business. General and administrative expenses as a percentage of total revenues were 30% for the three months and 31% for the nine months ended December 31, 2000 compared to 19% and 23% in the comparable periods in 1999. We expect that these expenses will continue to grow as we incur the costs of being a public company. We believe our sequential growth rate will start to slow now that we have almost completely assembled our operations team.

    Deferred Stock Compensation.  We have recorded, and expect to record over the next several years, substantial amounts of deferred stock compensation charges, as disclosed in Note 4 of the unaudited financial statements included in this Form 10-Q, which disclosure is incorporated by reference here.

    Other income (expense).  Other income (expense) increased to income of $349,000 in the three months ended December 31, 2000 from other income of $133,000 in the three months ended December 31, 1999 and increased to other income of $781,000 in the nine months ended December 31, 2000 from other expenses of $19,000 in the same period of the prior year. This change occurred as a result of higher interest income on a larger average balance of cash and short-term investments as a result of the net proceeds received in August 2000 from our initial public offering, as well as lower interest expense as we reduced the outstanding balance of our notes payable.

    Provision for income taxes.  As a result of our cumulative net operating losses, no provision for income taxes was recorded for the three and nine months ended December 31, 2000 and 1999.

Liquidity and Capital Resources

    Since our inception we have funded operations through the private sale of preferred stock, with net proceeds of approximately $38.0 million, limited borrowings and equipment leases. In August 2000, we completed the initial public offering of 3,000,000 shares of our common stock at a price of $10.00 per share, all of which shares were issued and sold by us for aggregate proceeds of $26.4 million, net of underwriting discounts of and commissions of $2.1 million and expenses of $1.5 million. Payment of $6.1 million was made to the holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. This payment resulted in net proceeds to us of $20.3 million.

    As of December 31, 2000, we had $27.2 million in cash, cash equivalents and short-term investments, an increase of $10.7 million from cash, cash equivalents and short-term investments held as of March 31, 2000. As of December 31, 2000, there were no borrowings under our line of credit. Our working capital, defined as current assets less current liabilities, at December 31, 2000 was

$25.0 million, an increase of $12.2 million in working capital from March 31, 2000. The increase in the working capital is attributable to the cash proceeds from our initial public offering, partially offset by increased operational spending and additional equipment purchases. In November 2000, we entered into a new $1.0 million lease line of credit and drew down $757,000 on this line. The remaining amount of $243,000 will expire in February 2001.

    Net cash used in operating activities was $6.9 million in the nine months ending December 31, 2000. The cash used was primarily attributable to the net loss of $14.6 million for the nine months ending December 31, 2000, partially offset by non-cash charges totaling $7.0 million related to deferred stock compensation, depreciation and amortization.

    Net cash provided by investing activities was $2.8 million in the nine months ending December 31, 2000. Net cash provided by investing activities consisted of proceeds from maturities of short term investments, net of purchases of short term investments, partially offset by purchases of property and equipment.

    Net cash provided by financing activities was $19.1 million in the nine months ending December 31, 2000. Cash was provided primarily from the proceeds of our initial public offering and to a lesser extent from proceeds from our new lease line. This was partially offset by the payment to our Series C stockholders and principal payments on notes payable and capital leases.

    We believe that our existing cash reserves, the proceeds from our initial public offering and our available borrowing capacity will be sufficient to support our planned operations for the next 18 to 22 months. However, we may need to raise additional funds sooner through public or private financing or other sources to fund our operations and for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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

    We commenced our operations in April 1995 and have incurred net losses since that time. As of December 31, 2000, we had an accumulated deficit of $41.2 million. We expect our net losses to continue as we increase our research and development costs and other costs to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to predict when, if ever, we may become profitable. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If our losses exceed the expectations of investors, the price of our common stock may decline.

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

  •
  variances in demand for our products and services;

  •
  timing of the introduction of new products or services and enhancements of existing products or services;

  •
  changes in research and development expenses;

  •
  our ability to complete fixed-price service contracts without committing additional resources; and

  •
  changes in industry conditions affecting our customers.

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

    We receive a substantial majority of our revenues from a limited number of customers. In fiscal year 2000 and the first nine months of fiscal year 2001, sales to our top customer, Johnson & Johnson, accounted for a substantial portion of our revenues and sales to our top five customers accounted for 50.4% and 49.3% of our revenues, respectively. We expect that a significant portion of our revenues will continue to depend on sales to a small number of customers. If we do not generate as much revenues from these major customers as we expect to, or if we lose any of them as customers, our total revenues may be significantly reduced.

If we are unable to generate additional sales from existing customers and generate sales to new customers, we may not be able to generate sufficient revenues to become profitable.

    Our success depends on our ability to develop our existing customer relationships and establish relationships with additional pharmaceutical and biotechnology companies. If we lose any significant relationships with existing customers or fail to establish additional relationships, we may not be able to execute our business plan and our business will suffer. As of December 31, 2000, we have only performed a limited number of projects with fourteen of the twenty largest pharmaceutical companies and a number of smaller companies. Developing customer relationships with pharmaceutical companies can be difficult for a number of reasons. These companies are often very large organizations with complex decision-making processes that are difficult to change. In addition, because our products and services relate to the core technologies of these companies, these organizations are generally cautious about working with outside companies. Some potential customers may also resist working with us until our products and services have achieved more widespread market acceptance. Our existing customers could also reassess their commitment to us, not renew existing agreements or choose not to expand the scope of their relationship with us.

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

    An important component of our business strategy relates to our information products. We have only recently undertaken to develop these products and, as of December 31, 2000, we had generated no revenues from them. We expect to release the initial versions of these products later this year, although we cannot guarantee you that we will be able to release these products on time. In addition, because the market for these products is new and emerging, it is difficult to predict the level of market acceptance. Our future business could be harmed if we do not release these products on time or if they do not achieve commercial success.

If we are unable to obtain sufficient data from third-party providers, our information products will not be attractive to customers.

    As of December 31, 2000, we have only established relationships with three organizations to provide data for inclusion in our information products. We may not be able to enter into additional agreements with content providers on commercially favorable terms, if at all. If we are unable to obtain adequate data, our information products will not be attractive to customers and, therefore, may not achieve commercial success. In addition, we cannot assure you that our existing or prospective data providers will not reassess their commitment to us in the future or develop competitive products internally.

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

    Future acquisitions may result in:

  •
  potentially dilutive issuances of equity securities;

  •
  the incurrence of additional debt;

  •
  the assumption of known and unknown liabilities; and

  •
  the write-off of software development costs, and the amortization of expenses related to goodwill and other intangible assets and charges against earnings.

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

  •
  actual or anticipated variations in our quarterly operating results;

  •
  announcements of technological innovations or new services or products by us or our competitors;

  •
  timeliness of our introductions of new products;

  •
  changes in financial estimates by securities analysts; and

  •
  changes in the conditions and trends in the pharmaceutical market.

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

We may have substantial sales of our common stock that could cause our stock price to fall.

    Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could reduce the market price of our common stock. These sales also might make it more difficult for us to raise funds through future offerings of common stock. In connection with our initial public offering, we and our officers, directors and stockholders holding approximately 14.6 million shares of common stock agreed not to sell any shares of common stock until February 6, 2001. As this restriction has just recently lapsed, a large number of shares may be sold, or may be perceived to be sold, in the near future.

    At December 31, 2000, we had approximately 18.3 million shares outstanding. Of these shares, the 3.0 million shares sold in our IPO are freely transferable without restriction or further registration under the Securities Act of 1933, except for shares purchased by our "affiliates," as defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. These restricted securities may be sold in the future without registration under the Securities Act to the extent permitted under Rule 144, Rule 701 or another exemption under the Securities Act.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

    The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially hold approximately 41.0% of the outstanding common stock. If our executive officers and directors choose to act or vote together, they will have the power to significantly influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

    Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we believe that there is no material market risk exposure. As of December 31, 2000, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds, treasury instruments and commercial paper.

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

  1.
  approximately $8.2 million was used to fund ongoing operations, including research and development of new and existing products; and

  2.
  the remainder of the proceeds from the offering, approximately $12.1 million, remains invested in investment grade securities.

    This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  EXHIBITS.

Exhibit
3.2*	Amended and Restated Certificate of Incorporation of Pharsight Corporation
3.3*	Bylaws of Pharsight Corporation

*
Incorporated by reference to the like-numbered exhibit to Pharsight's Registration Statement on Form S-1, Registration No. 333-34896, as amended.

(b)
REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed by Pharsight during the quarter ended December 31, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION
Date: February 13, 2001	By:	/s/ ROBIN A. KEHOE Robin A. Kehoe Senior Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

QuickLinks

PHARSIGHT CORPORATION FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PHARSIGHT CORPORATION CONDENSED BALANCE SHEETS (In thousands)
PHARSIGHT CORPORATION CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
PHARSIGHT CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
PHARSIGHT CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  Results of Operations
  Liquidity and Capital Resources
  Recent Accounting Pronouncements
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
  We may have substantial sales of our common stock that could cause our stock price to fall.
  Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.
  Our charter documents contain anti-takeover provisions that may discourage take-over attempts and may reduce our stock price.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE