Form 10-K405
period 2001-03-31
PHARSIGHT CORP
filed 2001-06-27
CIK 1040853

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                to

Commission File Number: 0-31253

Pharsight Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0541079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
800 W. El Camino Real, Mountain View, CA (Address of principal executive office)	94040 (zip code)

Registrant's telephone number, including area code: (650) 314-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 2001 as reported on the National Market of The Nasdaq Stock Market, was approximately $30,577,449. Excludes an aggregate of 7,578,144 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of May 31, 2001, registrant had 18,421,211 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

FORWARD-LOOKING STATEMENTS

    This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "plan," "believe," "hope," "assume," "estimate" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed under the caption "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Risks" in this report on Form 10-K. These business risks should be considered in evaluating our prospects and future financial performance.

ITEM 1. BUSINESS

Overview

    Pharsight Corporation develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our solution combines proprietary computer-based simulation, statistical and data analysis tools with strategic decision making and the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics.

    We believe our solution helps pharmaceutical and biotechnology companies reduce the time, cost and risk of drug development activities, and may improve the marketing and use of pharmaceutical products. Our solution is designed to help our customers use a more rigorous scientific and statistical process to identify earlier those drug candidates that will not be successful and to enhance the likelihood that the remaining candidates will successfully complete clinical trials. This is significant because the process of taking a drug through clinical development has remained lengthy and unpredictable while the productivity of discovery research has accelerated dramatically in recent years.

    Fourteen of the world's largest 20 pharmaceutical companies have begun to apply our computer-assisted drug development solution, and our computer-based development applications are currently used on more than 1,800 researcher desktops. To date, we have been engaged in over 100 clinical development projects in more than 15 therapeutic areas.

    Our operations consist of strategic services and computer-based development applications. We have an integrated offering of products and services to address the critical steps in designing clinical trials and drug development programs. Our offerings combine proprietary simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics. Our solution is designed to help drug development experts use a more rigorous scientific and statistical process to design trials and make program decisions. We believe our offerings help pharmaceutical and biotechnology companies reduce the time, cost and risk of drug development and may help improve the marketing and use of pharmaceutical products.

    We believe typical customer benefits of our capabilities include the following:

  •
  more rapid and objective decision-making with quantified assessment of value versus risk;

  •
  more effective trial designs with higher probability of success and greater information yield;

  •
  more efficient development programs requiring fewer clinical trials and patients, less time and lower cost to reach market; and

  •
  strengthened competitive position due to improved product labels.

    The following illustrates a typical customer application of our solution:

  •
  In designing phase II clinical trials, companies often face significant uncertainty in selecting the appropriate doses to test. Our solution integrates information from phase I and pre-clinical activities, information concerning related drugs which have been developed by the customer, information in the scientific literature about other drugs in the same therapeutic area, and knowledge of the relevant physiological and disease processes. This information, along with carefully identified assumptions, is used to develop a mathematical model enabling a computer simulation of the proposed trial. Using this approach, customers are often able to identify proposed doses which have little chance of success and should be excluded or to identify additional doses which are more likely to yield important information.

  •
  In designing phase III clinical trials, companies often face significant uncertainty concerning the most appropriate treatment strategy, patient inclusion/exclusion criteria and/or clinical measurements. Our solution uses an information gathering and modeling approach similar to that described above, but incorporates phase II data and detailed mathematical models of the relevant patient populations. We are often able to identify patient groups with low chance of demonstrating efficacy, or an unacceptable chance of demonstrating side effects, prior to conducting the actual trial. In addition, we may be able to predict which clinical measurements will be most likely to provide conclusive results in the proposed trial.

  •
  In making drug portfolio decisions, companies need to integrate scientific and clinical results, such as those described above, with market and financial information for all of the drug candidates in the development pipeline. We believe that our solution helps companies make better decisions concerning "go/no-go" criteria, prioritization of potential label objectives to be pursued and optimal sequencing of clinical trials within a development program. Our solution can also help customers adopt a more quantitative and scientific approach to resource allocation among programs within their drug portfolios.

    We have developed significant expertise in key disciplines, including clinical pharmacology, drug and disease modeling, human genetics, biostatistics, decision science, clinical development and information technology. We believe our focus on communications and information sharing, together with the combined expertise of our personnel in these areas, increases our effectiveness and is only partially duplicated within any pharmaceutical or biotechnology company.

    We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In December 1997, we acquired Scientific Consulting, Inc., based in Cary, North Carolina. Scientific Consulting, Inc.'s operations were merged into Pharsight following the acquisition. In May 1998, we acquired certain assets, mainly source code, from Mitchell and Gauthier Associates, Inc. In August 2000, we had our initial public offering. In February 2001, we purchased the assets of Metazoa, Inc.

Pharsight Products and Services

    We provide strategic services and computer-based development applications. We first offered our model and Trial Workbench applications and scientific services in fiscal 1997. In fiscal 1998, we expanded our consulting offering to include decision services. We expanded our development applications late in fiscal 2001 with the introduction of our Clinical Workbench™ and information products. At the end of fiscal 2001 we combined our scientific, decision support, methodology and training groups into an intregrated group renamed strategic services. This change was implemented to better address our customer needs and to improve our productivity, margins and revenues on an annual basis.

    In a typical project, our products and services are used together to design clinical trials or development programs. Some customers purchase only services from us and others purchase our computer-based development applications on a stand-alone basis as a tool for drug or disease modeling. In many cases our computer-based development applications continue to be utilized upon completion of a project as our customers seek to further redesign their drug development processes. The following chart depicts typical issues that we are asked to address in projects.

Phase I	Phase II Phase III	Phase IV
• Bridge preclinical results to clinical process.

• Explore dose ranging and population variability.

• Determine surrogate endpoint relevance, i.e. alternate indicators of efficacy.

• Support early "go/no-go" decisions.

• Assess strategic fit in franchise.	• Balance efficacy with side effects.

• Explore trial sensitivity to patient compliance and dropout.

• Investigate impact of population genetic variability.

• Evaluate alternate protocols.

• Assess time/cost versus information trade-off.

• Develop licensing/acquisition strategy.	• Explore new indications and label changes.

• Plan life-cycle strategy, e.g. generic defense and "over-the-counter" switch.

• Evaluate special patient populations.

• Assess capital productivity and franchise strategy.

    Our solution provides an iterative method for enhancing the design of a clinical trial or development program, based on a series of steps. Each step utilizes available data to produce and validate a mathematical model that is in turn used to select a better strategy for moving to the next stage of clinical development.

  Strategic Services

    Our strategic services consist of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. The methodology employed by our services group uses four types of models that work in concert:

Drug-Disease Models	Our drug-disease models predictively characterize the distribution of treatment outcomes (safety, efficacy, surrogate outcomes) for a NCE (new chemical entity) and related compounds as a function of dosing strategy, disease and patient and trial characteristics.
Trial Models
Our trial models predict outcomes and reductions in uncertainty around them as a function of dosing strategy, number of treatment arms, type of control, sample population characteristics, sample size and treatment duration.
Market Models	Our market models characterize the demand for products (market size and share) under different feature sets and different competitive and innovation scenarios and their evolution over time.
Financial Models	Our financial models incorporate the foregoing scientific, clinical and commercial insight to create a dynamic understanding of the value of a program at any point in time.

    By using these models in an integrated fashion, our consultants are able to place key decisions in development into quantitative terms of uncertainty and value. Drug development is, after all, a process by which uncertainty about a drug's efficacy and safety is progressively reduced. Our methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials in such a way that they systematically reduce those uncertainties—and do so as rapidly and cost-effectively as possible.

    The methodology is most valuably applied very early in the life of a potential drug, but we have beneficially applied it at all stages of development. The integration of our models at the asset strategy (overall positioning of a new drug) and program/trial strategy (focusing on a specific indicator) enables us to help our customers position their drugs as competitively as possible in the market, to do so conducting all necessary and no unnecessary trials (and only as large, lengthy and costly as is required), and to redeploy resources away from unpromising compounds at the earliest possible point.

    As of May 31, 2001, our strategic services group included 38 full-time personnel. Our personnel are located throughout the United States and Europe. Most have M.D. or Ph.D. degrees with post-doctoral training in clinical pharmacology, biostatistics, human genetics, decision analysis or other relevant disciplines. We bring these skill sets to bear in an integrated fashion to address our customers' challenges. Senior consultants have more than a decade of experience in drug-disease modeling, trial design or strategic consulting. We also utilize a network of part-time consultants with expertise in various specialized disciplines and therapeutic areas.

    We are continually refining our methodologies and introducing new technologies. We are also expanding our activities at the portfolio level and in newer therapeutic areas. In addition, we are beginning to address customer needs to improve their marketing and sales processes by applying the same quantitative methods that we apply to their development processes.

  Computer-Based Development Applications and Services

    Our software and services provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. By applying mathematical modeling and simulation to all available information on the compound being tested, researchers can clarify and quantify which trial and treatment design factors will influence the success of clinical trials.. Workbench applications are being designed to be increasingly deployed together with our strategic services.

    Our Model Workbench™ products are used to build a drug model and validate the assumptions and information on which it is based. The models constructed and validated with these tools are used by our Trial Workbench™. The Trial Workbench provides a structured framework for clinical trial simulation based on mathematical models that integrate existing knowledge and assumptions about a drug and the targeted population. The Trial Workbench supports the use of simulation scenarios allowing the clinical researcher to perform "virtual clinical trials" on the computer. The Clinical Workbench™ is intended to enable testing of critical assumptions by collecting data on target populations, disease progression, current therapeutic approaches and characteristics of the potential market for relevant drugs. It is designed to access our information products and, in later versions, internal customer databases.

    Our most recent product, the Pharsight® Knowledgebase Server™ (PKS), has just completed Beta testing. PKS provides a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic (PK/PD) data across a large set of compounds and development phases. PKS will also provide a unified data environment for supporting clinical pharmacology modeling and analysis activities PKS is directly integrated with WinNonlin® Enterprise, a product in Model Workbench, which also provides import/export interfaces to other modeling and analysis tools. PKS is compliant with the Federal Drug Administration (FDA) regulation 21 CFR 11 which requires electronic data security and auditing on submissions to the FDA.

    In February, we announced the signing of a Cooperative Research and Development Agreement (CRADA) with the FDA's Center for Drug Evaluation and Research (CDER) to collaborate over the next three years on future versions of our model and Trial Workbench products.

  Information Products

    Our information productsare intended to combine anonymized patient level medical, laboratory and genetic data with software to access, analyze and present informative results to sophisticated queries. These information products permit clinical and scientific personnel to obtain objective and quantitative answers to important questions in trial and program decision-making concerning, for example, the correlation of various disease markers with clinical outcomes, the frequency of adverse events under specific conditions, detailed patient demographics and response to placebo and standard therapies. We intend to obtain our data from world-class medical research centers. We expect that it will be regularly updated, extensively analyzed and processed by our statisticians and medical specialists.

    With respect to our Clinical Workbench and Information Products, we are responding to customer feedback and are working closely with strategic clients to match database offerings more closely to their needs. Our information products are organized by therapeutic area beginning in the diabetes and cardiovascular areas. Over the course of the next several years we plan to extend our coverage to most major therapeutic areas, as required by customer demand, and to extend the application of these products from clinical development to the pharmaceutical selling and marketing processes. We currently have alliances, which include licenses to medical data, with Duke University and Protocare Sciences, Inc., and expect to enter into similar alliances with other third parties if necessary to meet customer demand. We currently intend to sell our information products on an annual subscription basis for each therapeutic area.

Customers

    Our customers currently consist of large pharmaceutical companies and biotechnology companies. During our fiscal year ended March 31, 2001, we provided products and services for which we recognized revenue to more than 400 customers. Johnson & Johnson and Pfizer Inc., our largest customers, accounted for 17% and 11%, respectively of our revenue in fiscal 2001. Consequently, we are dependent on these customers for a substantial portion of our revenues, and if we were to lose either or both of these customers, it would have a material adverse effect on our revenues and business. Information regarding sales to customers by major geographic regions is set forth in Note 13 to our financial statements, which appear in "Item 8—Financial Statements and Supplemental Data." We have long-lived assets that only reside in the United States.

Research and Development

    We employ engineers with expertise in software development, web-based applications, database systems, and mathematical modeling, and scientists and medical doctors with expertise in clinical development, statistical modeling, human genetics, and clinical pharmacology and development. Our research and development personnel work closely with our service personnel in designing and testing products to meet customer requirements. We have a scientific advisory board and three scientific advisory groups which also help guide our product development efforts.

    As of May 31, 2001, we had 42 employees engaged in research and development. Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services. Our research and development efforts take place at our executive offices in Mountain View, California, and our development facilities in: Lexington,

Massachusetts; Cary, North Carolina; San Francisco, California; and San Diego, California. Our research and development expenses were $8.1 million, $5.5 million and $4.3 million, in fiscal 2001, 2000 and 1999, respectively. At the end of fiscal 2001, and we expect during fiscal 2002, some employees that were previously engaged in research and development will be involved in producing our information products and their salaries will be recognized as part of cost of sales. Therefore, we believe research and development expenses will decline in fiscal 2002 as compared to fiscal 2001.

Intellectual Property Rights

  Technology In-Licensing

    Although our products are based on our research and development, we license software from third parties when it is more efficient to incorporate pre-existing programs or routines, when there are novel technologies available by license that would improve our products, or when brand-recognition of established products provides a marketing advantage. We incorporate such third-party software that we have rights to use under the terms of license agreements that require us to pay royalties to the licensor based upon either a percentage of the sales of products containing the licensed software or a fixed fee for each product shipped. Although all of the software we license for use in our products is replaceable with software from other vendors or our own development efforts, the loss of a license could delay the sales of certain of our products.

  Data In-Licensing

    Our information products are designed to offer customers access, through the Clinical Workbench product or through our strategic services, to databases of anonymized patient level information in various therapeutic areas that we have licensed from medical providers and other sources. Our ability to identify and license sources of high quality patient-level data is critical to our information products.

    We currently have database licenses from Duke University and Protocare Sciences, Inc. in the diabetes and cardiovascular areas. Including our renewal options, the Duke University license has a term ending in June 2004 and the Protocare Sciences license has a term ending in October 2002. Each of these licenses has a fixed or minimum royalty fee per customer as well as a minimum royalty payment each year. We plan to license additional data from multiple sources in diabetes, cardiovascular and additional therapeutic areas over the next several years in response to customer demand. While we have been successful in negotiating license agreements so far, we may not be able to obtain all of the databases we seek to offer on favorable terms.

Intellectual Property

    Our success is dependent upon our ability to develop and protect our proprietary technology and intellectual property rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws to accomplish these goals.

    We license our software products pursuant to non-exclusive license agreements which impose restrictions on customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

    We have 12 U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent application. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

    Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.

Government Regulation

    The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although our products and services are not directly regulated by the United States Food and Drug Administration or comparable international agencies, the use of certain of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations.

    State laws aimed at protecting the privacy of confidential patient health information are many and varied, and states frequently adopt new laws in this area. Some state health information privacy laws apply only to specified providers of health care and/or healthcare payors, but some of these laws could be found to apply to businesses such as ours that handle health information obtained from such providers for research purposes. Although our agreements with medical data providers require them to "anonymize" or remove patient-identifiable information before providing their data to us, and some health information privacy laws do not apply to anonymized data, definitions of whether data has been anonymized vary and we cannot provide assurance that the data we receive would be considered to be anonymous under all state laws. Violations of these laws may result in civil and/or criminal penalties. While we intend to comply with all applicable laws, and our medical data providers have asserted to us that they comply with such laws, we cannot predict how interpretations of existing law or changes in the law may affect our business, and compliance may be time consuming and expensive. The ways in which these laws could affect our operations include the following:

  •
  some state health privacy laws may directly regulate entities such as ours that obtain and use health information from third party providers;

  •
  some state laws directly regulating healthcare providers may extend their confidentiality protections to information transmitted by those entities to another entity, such as us; and

  •
  some state laws specifically restrict the disclosure of certain types of particularly sensitive health information, and if healthcare providers fail to obtain any necessary consents or otherwise comply with these restrictions, we could be liable for the improper use or disclosure of such information.

    While we cannot assure you that our position would prevail if challenged, we believe that in general our ways of doing business should not be the subject of enforcement proceedings or lead to liability under these laws. The confidentiality of health information is a high priority for us, and we have policies and procedures in place to protect against unauthorized access to the information and to ensure that such information is handled appropriately. Although the Secretary of the U.S. Department of Health and Human Services has promulgated and the Bush administration approved regulations dealing with privacy of electronically transmitted health information, as required by the Health Insurance Portability and Accountability Act of 1996, these regulations will not be in effect until April 14, 2003. Consequently, although at present, there is no federal law securing or regulating the privacy of confidential health information of a patient we intend to adapt our business if and as necessary under such regulations. We also intend to monitor the development of other federal laws and regulations and to adapt our business to comply with requirements that may become applicable in the future.

    Our business may also be impacted by government regulation regarding the Internet. The United States Congress has passed laws regarding, among other things, Internet privacy, copyrights and taxation. The Federal Trade Commission has recently recommended that Congress enact further federal legislation protecting consumer privacy on the Internet. The European Union has also enacted its own directive regarding privacy in relation to the Internet. These existing, as well as new, laws and regulations could place restrictions or impose costs on us that adversely affect our business. We have not fully assessed how these laws and regulations may affect our business. However, we have access to, manage, transmit and store sensitive customer information that may be subject to these privacy and other laws and regulations. As a result, in the future we may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information. These laws may also make it more difficult or costly to enter into licenses to information for our information products.

Competition

    We compete based on a number of factors, including cost, the quality and effectiveness of our services, and the functionality, reliability and ease of implementation and use of our products. Our Model Workbench and PKS products compete with products produced by InnaPhase Corporation. Although we believe we currently do not have direct competitors for our Trial Workbench and Clinical Workbench product lines or our scientific services, other companies may compete with us in the future. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own. In addition, our customers are primarily large pharmaceutical companies that have substantial research and development budgets, and these customers may internally develop the expertise that we provide.

Employees

    As of May 31, 2001, we had a total of 143 employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Pharsight's principal administrative, sales, marketing and product development facilities are located in Mountain View, California. We lease approximately 32,000 square feet of space in Mountain View, California under a lease that expires in 2003. Pharsight leases sales, development and training facilities in: Cary, North Carolina; Lexington, Massachusetts; and San Diego and San Francisco, California. Pharsight also leases a sales and service office in the United Kingdom. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    We are currently not a party to any material litigation and are currently not aware of any pending or threatened litigation that could have any material adverse effect upon our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Pharsight's stockholders during the fourth quarter of its fiscal year ended March 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Key Employees

    The following table provides information concerning our executive officers as of May 31, 2001:

Name	Age	Position
Arthur H. Reidel	50	Chairman of the Board, President and Chief Executive Officer
Robin A. Kehoe	44	Senior Vice President, Finance and Chief Financial Officer
Allen Phipps	62	Senior Vice President, Strategic Services
Michael A. Emley	54	Senior Vice President, Sales and Marketing
Daniel L. Weiner, Ph.D.	51	Senior Vice President, Technology Deployment
Steven L. Shafer, M.D.	47	Vice President, Product Development
John E. Wehrli, J.D	37	Vice President, General Counsel and Secretary

    Arthur H. Reidel served as our President from April 1995 to August 1995 and has served as our President and Chief Executive Officer since February 1996. He has also served as our Chairman of the Board since May 1995. He was a private investor/consultant from April 1995 to March 1996, during which he was involved in the formation of three start-up companies and performed consulting services for two other companies. From October 1994 to March 1995, he served as Vice President, Business Development of Viewlogic Systems, Inc., a software firm. From 1992 to 1994, Mr. Reidel served as President and Chief Executive Officer of Sunrise Test Systems, Inc., a privately held software firm acquired by Viewlogic Systems, Inc. in September 1994. Mr. Reidel received a B.S. in Mathematics from Massachusetts Institute of Technology.

    Robin A. Kehoe joined us as Vice President, Finance and Chief Financial Officer in August 1996 and is currently our Senior Vice President, Finance and Chief Financial Officer. From January 1995 to July 1996, Ms. Kehoe was Vice President of Finance for Digidesign, a subsidiary of Avid Technology, a provider of digital tools for film, video, audio, and broadcast. Prior to that, Ms. Kehoe was Controller of Digidesign and facilitated its initial public offering and subsequent merger into Avid Technology. From 1988 to 1993, Ms. Kehoe held various positions with Coopers & Lybrand, an accounting and consulting firm, in both the financial consulting and emerging business groups. Ms. Kehoe received a B.A. from Wesleyan University and an M.B.A. from San Francisco State University.

    Allen Phipps joined us as Senior Vice President, Strategic Services on March 12, 2001. From October 2000 to March 12, 2001 and from September 1987 to January 1995 he was principal of Allen M. Phipps, Management Consulting, a management consulting firm. From January 1995 to October 2000 he was President and Chief Executive Officer of SRI Consulting, Inc., a management consulting firm. Prior to that, Mr. Phipps was also a managing partner of Business Engineering Inc. from 1991 to 1995 a new product development and venture capital firm; an Executive Vice President for the high-tech marketing firm, Regis McKenna from 1985 to 1987; President and Chief Executive Officer of Sellectek, Inc from 1984 to 1985; and Vice President and Director of The Boston Consulting Group from 1969 to 1984. He also was the chairman of the board of Therapeutic Discovery Corporation and Bio-Electro Systems, pharmaceutical product development affiliates of Alza Corporation, from 1988 to 1994. Mr. Phipps received his BA in economics at the University of California at Berkeley and his MBA (with honors) from the Stanford Graduate School of Business.

    Michael A. Emley joined us as Vice President of Sales and Marketing in February 1997 and became our Vice President of Sales and Services in January 1999 and is currently Senior Vice President, Sales and Marketing. From 1985 through January 1997, he was at Viewlogic Systems, Inc., where he began as an Area Sales Manager and finished as Vice President of Corporate Marketing and of Strategic Account Services. In 1995 and 1996, he led the Viewlogic corporate marketing and worldwide consulting services groups. Before joining Viewlogic, Mr. Emley held positions at Analog

Design Tools, Inc., an electronic design automation software company, Cimlinc, Inc., a provider of software and hardware to aerospace and defense companies worldwide, Calcomp Inc., a division of Lockheed Martin, and Perkin Elmer Data Systems, Inc., a manufacturer of computer-aided design systems. Mr. Emley received a B.S. from California State University at Los Angeles and an M.B.A. from Pepperdine University.

    Daniel L. Weiner, Ph.D.  joined us as Vice President and General Manager, Scientific Products in January of 1998 and became Senior Vice President, Technology Deployment in March 2000. From 1994 to 1997, he held the positions of Vice President, Senior Vice President and Worldwide Director, Data Management and Biostatistics, and Principal Scientist at Quintiles, Inc., a contract research organization providing clinical development services to the pharmaceutical industry. Prior to that, Dr. Weiner held management positions in biostatistics and data management with Syntex Development Research, a research company that discovers and develops new and cost-effective prescription medicines, Statistical Consulting, Inc., a contract research organization, and Merrell Dow Pharmaceuticals, a pharmaceutical company. Dr. Weiner received a B.S. and his Ph.D. in Statistics from the University of Kentucky.

    Steven L. Shafer, M.D.  joined us as Vice President of Information Products in September 1999 and became Vice President, Product Development in March 2000. Prior to joining us, he was Associate Professor, Department of Anesthesia, at Stanford University School of Medicine, which he joined in 1988. Prior to joining the Stanford faculty, Dr. Shafer was founder, President and Chief Executive Officer of two software development companies. Dr. Shafer received an A.B. from Princeton University and his M.D. from Stanford University.

    John E. Wehrli, J.D joined us as Vice President, General Counsel & Secretary in February 2001. Prior to joining Pharsight, Mr. Wehrli was employed by the law firm of Cooley Godward LLP from May 1996 to February 1999 and from April 2000 to February 2001, where he exclusively represented biotechnology and pharmaceutical companies. From February 2000 to April 2000 Mr. Wehrli was an independent consultant. From February 1999 to February 2000, Mr. Wehrli was Senior Director Legal Affairs and Corporate Secretary for Trega Biosciences. Mr. Wehrli co-founded and, from October 1996 to February 1999, served as Vice President, Business Development & Intellectual Property for NaviCyte Inc, a company that markets pre-clinical simulation products, and co-invented their ADME simulation product (IDEA). Previously, he served as Vice President and Chief Financial Officer for Precision Instrument Design, Inc. from 1989 to 1995 and as Patent & Licensing Associate for the Lawrence Berkeley National Laboratory from 1995 to 1996. From 1985 to 1994, Mr. Wehrli served in a number of research positions in chemistry and management positions in scientific computing at Syntex Research, Inc. Mr. Wehrli received his J.D. from the University of California, Hastings College of the Law, his M.B.A. from the Haas School at the University of California, Berkeley, and also completed graduate work in computational biology at the University of California, Berkeley with a research focus on pharmacokinetic and physiological modeling.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the Nasdaq National Market under the symbol "PHST". Our common stock first traded on August 9, 2000 concurrent with the underwritten initial public offering of shares of our common stock. Prior to this time there was no established public trading market for our common stock.

    The last reported sale price of our common stock on May 31, 2001 on the Nasdaq National Market was $2.82. As of May 31, 2001, there were 18,421,211 shares of common stock outstanding that were held of record by approximately 114 stockholders.

    We have never declared or paid any cash dividends on our common stock and do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as our board of directors, in its discretion, deems relevant. In addition, under the terms of some of our debt agreements, we are prohibited from paying dividends without the consent of the lender.

    Set forth below are the high and low closing prices per share of our common stock for each quarterly period in our fiscal year ended March 31, 2001 as reported on the Nasdaq National Market.

FY 2001	High	Low
Second Quarter (8/9/00—9/30/00)	$10.69	$8.00
Third Quarter (10/1/00—12/31/00)	$8.88	$2.06
Fourth Quarter (1/1/01—3/31/01)	$4.88	$2.00

    On August 14, 2000, we closed the sale of a total of 3,000,000 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering. Of the $20.3 million in net proceeds raised by us in the offering, after deducting underwriting discounts and commissions, offering expenses and the repayment of $6.1 million to our holders of Series C preferred stock:

  1.
  approximately $8.3 million was used to fund ongoing operations, including research and development of new and existing products; acquisitions; and

  2.
  the remainder of the proceeds from the offering, approximately $12.0 million, remains invested in investment grade securities.

This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

    As of March 31, 2001 we had a total of $21.4 million of cash and short-term investments.

ITEM 6. SELECTED FINANCIAL DATA

    You should read the following historical selected financial data in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. We have derived our balance sheet data as of March 31, 2001 and 2000 and statements of operations data for each of the years ended March 31, 2001, 2000 and 1999 from our audited financial statements included in this Form 10-K. We have derived our balance sheet data as of March 31, 1999, 1998 and 1997 and statements of operations data for the years ended March 31, 1998 and 1997 from our audited financial statements not included in this Form 10-K.

	Years Ended March 31,
Statements of Operations Data	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Revenues	$11,948	$8,859	$3,891	$736	$—
Costs and expenses:
Cost of revenues	6,630	4,433	2,480	645	—
Research and development	8,096	5,451	4,327	2,134	720
Sales and marketing	6,703	4,059	2,292	1,366	816
General and administrative	4,004	1,967	1,105	744	438
Amortization of deferred stock compensation	7,552	2,180	57	—	—
Amortization of intangible assets	572	941	965	82	—
Acquired in-process research and development	—	—	2,592	362	—

Total operating expenses	33,557	19,031	13,818	5,333	1,974

Loss from operations	(21,609)	(10,172)	(9,927)	(4,597)	(1,974)
Other income (expense), net	1,038	185	(120)	172	40

Net loss	(20,571)	(9,987)	(10,047)	(4,425)	(1,934)
Accretion on convertible preferred stock	(443)	(1,241)	(803)	(448)	—
Series C redeemable convertible preferred stock dividend	—	—	—	(644)	—

Net loss applicable to common stockholders	$(21,014)	$(11,228)	$(10,850)	$(5,517)	$(1,934)

Basic and diluted net loss per share applicable to common stockholders	$(1.62)	$(3.48)	$(4.48)	$(4.19)	$(2.57)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	12,974	3,225	2,424	1,318	752
	As of March 31,
Balance Sheet Data	2001	2000	1999	1998	1997
	(In thousands)
Cash, cash equivalents and short-term investments	$21,373	$16,482	$6,147	$3,701	$662
Working capital	19,652	12,837	2,149	2,621	459
Total assets	28,929	21,320	9,668	5,407	899
Long-term obligations, net of current portion	962	708	2,812	1,221	180
Redeemable convertible preferred stock	—	18,582	17,341	7,176	—
Deferred stock compensation	(5,197)	(3,459)	(239)	—	—
Accumulated deficit	(47,227)	(29,761)	(18,533)	(7,683)	(2,166)
Total stockholders' equity (deficit)	22,229	(4,525)	(15,541)	(4,857)	472

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The financial and business analysis below provides information which Pharsight believes is relevant to an assessment and understanding of Pharsight's financial position and results of operations for the years ended March 31, 2001, 2000 and 1999. This financial and business analysis should be read in conjunction with Item 6 "Selected Financial Data" and our Financial Statements and related notes thereto set forth under Item 8 "Financial Statements and Supplementary Data."

    The following discussion and certain other sections of this Report on Form 10-K contain statements reflecting our views about our future performance and constitute "forward-looking statements" under the Private Securites Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with key customers, industry consolidation, influence of e-commerce and other factors discussed in the "Business Risks" section below may effect our ability to attain the projected performance. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

    We develop and market integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics.

    The majority of our sales activities are conducted through a dedicated direct sales organization located in the United States and Europe. In addition, our strategic services consultants and technical support personnel conduct sales and marketing activities. Johnson & Johnson and Pfizer, our largest customers, accounted for 17% and 11%, respectively of our revenue in fiscal 2001. Consequently, we are dependent on these customers for a substantial portion of our revenues, and if we were to lose either or both of these customers, it would have a material adverse effect on our revenues and business.

    In fiscal 2000, we entered into licensing agreements with Duke University and Protocare Sciences, Inc., to gain access to their proprietary medical data on a royalty basis for use in our information products. In fiscal 2001, we expanded our licensing agreements with Duke University, gaining further access to their proprietary medical data on a royalty basis for use in our information products. In the future, we may enter into alliances and license arrangements to gain additional access to other medical data on a royalty basis to increase the foundation and breadth of our information products. We recognized our first revenues from our information products in the last quarter of fiscal 2001 in the amount of $22,000.

    In the second half of fiscal 2001, we also signed agreements with iBiomatics LLC, Intrasphere and PriceWaterhouseCoopers (PWC) to support our current and future product and service offerings. These are reference and support agreements that we entered into to increase our future business. These agreements are not based on minimums or royalties.

Revenue Recognition

    Our revenues are derived from three sources: initial and renewal fees for product licenses, scientific and training consulting services and subscriptions to our information products.

    Our revenue recognition policy is in accordance with Statement of Position No. 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, `Software Revenue Recognition', "or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions," or SOP 98-9. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. Our standard payment terms currently range from "net 15 days" to "net 30 days." We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

    Contracts from which we receive solely license and renewal fees consist of one year software licenses (initial and renewal fees) bundled with post contract support services, or PCS. We do not have vendor specific objective evidence to allocate the fee to the separate elements as we do not sell PCS separately. The initial and renewal license fees are each recognized ratably over the one year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

    We do not present PCS revenue separately as we do not have vendor specific objective evidence of PCS, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues.

    We have one international distributor. There is no right of return or price protection for sales to the international distributor. In situations where the international distributor has a purchase order from the end user that is immediately deliverable, we begin recognizing revenue when the license term with the end user begins, if other criteria in SOP 97-2 are met, since we have no risk of concessions. Revenue is recognized ratably over the one year initial license or renewal period. We defer the revenue on shipments to the international distributor if the international distributor does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met.

    For arrangements consisting solely of services we recognize revenue as services are performed. Arrangements for services may be charged at daily rates for different levels of consultants and out of pocket expenses or may be for a fixed fee. For fixed fee contracts with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved or upon acceptance, which approximates the level of services provided. For fixed fee arrangements at the end of each accounting period (i) we analyze the appropriateness of the daily rates charged based upon total fees to be charged and total hours to be incurred, and (ii) we determine if losses should be recognized.

    We also enter into arrangements consisting of licenses, renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting. As the only undelivered elements are services and PCS, and the PCS term (expressed or implied) and the period over which the services are expected to be performed are the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered or straight line over the period of the agreement. If the PCS term and the period over which the services are expected to be performed are not the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered or straight line over the longer of the PCS term and the period over which the services are expected to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out of pocket expenses.

    Our strategic services included in multiple element arrangements are not essential to the functionality of the other elements of an arrangement. To date we have not used and do not expect to use contract accounting for the entire software arrangement.

    We recognize revenue from the subscription to information products over the contract period, provided we have evidence of an arrangement, the price of the subscription is fixed and determinable and payment is reasonably assured. The subscription fees have been included in license revenues.

Acquisitions

    In February 2001, we acquired the assets of Metazoa.com., a privately-held company that develops collaborative software for the life science research community. We purchased Metazoa's assets for cash of $250,000 and incurred acquisition expenses of $102,000. The acquisition was accounted for using the purchase method. We allocated the purchase price to intangible assets and goodwill based on a valuation.

    In May 1998, we purchased biomedical modeling and simulation technology from Mitchell and Gauthier Associates, Inc., a provider of software and services principally to the aerospace and defense industries. We acquired the exclusive right to use the technology in the biopharmaceutical market. We purchased these assets for an aggregate purchase price of $4.7 million, consisting of cash, notes payable and shares of our common stock. The acquisition of the assets was accounted for using the purchase method. We charged to expense $2.6 million for the in-process technology acquired. The valuation methodology used by an independent appraiser to establish this charge included an analysis and estimation of the fair market value and remaining economic life of both the core and the acquired in-process technologies on a going concern basis.

Deferred Stock Compensation

    During the years ended March 31, 2001, 2000 and 1999, we recorded aggregate deferred compensation of $10.1 million, $5.4 million and $296,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of our common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options. We amortized $7.6 million, $2.2 million and $57,000 of deferred compensation for the years ended March 31, 2001, 2000 and 1999. The amount of deferred compensation relating to stock options issued to employees and consultants to be amortized in future periods, ending March 31, is as follows:

2002	$3,228,000
2003	1,514,000
2004	423,000
2005	32,000

Results of Operations

Years Ended March 31, 2001 and 2000

    Revenues.  License and renewal revenues increased $1.0 million, or 37%, from $2.6 million in fiscal 2000 to $3.6 million in fiscal 2001. Of this increase, $560,000 was due to an approximately 27% increase in the number of licenses sold from fiscal 2000 to fiscal 2001, and approximately $403,000 reflected an increase in annual renewal revenue due to the growth in the installed base.

    Service revenues increased $2.1 million, or 34%, from $6.2 million in fiscal 2000 to $8.3 million in fiscal 2001. We view this increase as an indication of our customers' acceptance of our methodologies. As of March 31, 2001, we were engaged with 14 of the top 20 major pharmaceutical companies. Significant customer additions this past year included Aventis, Lilly and Bayer, as well as an additional leading biotechnology company. Over 80% of our revenue increase from last year came from existing customers.

    Cost of revenues.  Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues increased 54% to $1.6 million for the year ended March 31, 2001 from $1.1 million for the year ended March 31, 2000. The increase was due primarily to the inclusion of costs of our information products as cost of revenues beginning with the release of these products for general distribution in December 2000. We began including our product team's costs to convert data from contract providers into customer usable information as cost of revenue in the latter part of fiscal 2001. We anticipate this component of cost of revenues to increase substantially as all future royalties and expenses related to our information products will be included in cost of revenues. In addition, new versions of products shipped in fiscal 2001 contained a slightly higher royalty expense component than the older versions. These increases were partially offset by a reduction in salary-related expenses in the second half of fiscal 2001, as we increased efficiency and productivity in our customer support staff. Cost of license and renewal revenues as a percentage of license and renewal revenues was 45% for the year ended March 31, 2001 compared to 40% for fiscal 2000.

    Cost of services revenues increased 48% to $5.0 million for the year ended March 31, 2001 from $3.4 million for the year ended March 31, 2000. The increase was due primarily to increased personnel in strategic services. Because of the direct relationship of personnel to projects undertaken, we anticipate that as we take on new projects, cost of revenues will reflect changes in total revenue. The cost of service revenues, as a percentage of service revenues, was 60% in fiscal 2001 and 54% in fiscal 2000. In the fourth quarter of fiscal 2001, we hired several key new executives and reorganized our strategic services group, aligning project teams with key customer accounts. The reorganization was implemented to make improvements to our productivity, margins and revenues on an annual basis. Because we are still in transition to this new model, we do not expect to see significant benefits until the second half of fiscal 2002.

    Research and development.  Research and development expenses increased $2.6 million, or 49%, from $5.5 million in fiscal 2000 to $8.1 million in fiscal 2001. The increase resulted primarily from an increase in the number of software developers and the use of outside contractors. In particular, we dedicated considerable resources to the development of the Clinical Workbench and information products. As a percentage of revenues, research and development expenses increased from 62% in fiscal 2000 to 68% in fiscal 2001. At the end of fiscal 2001, and we expect during fiscal 2002, some employees that were previously engaged in research and development will be involved in producing our information products and their salaries will be recognized as part of cost of sales. Therefore, we believe research and development expenses will decline in fiscal 2002 as compared to fiscal 2001.

    Sales and marketing.  Sales and marketing expenses increased $2.6 million, or 65%, from $4.1 million in fiscal 2000 to $6.7 million in fiscal 2001. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. As a percentage of total revenues, sales and marketing expenses increased from 46% in fiscal 2000 to 56% in fiscal 2001. The increase in marketing and sales expense as a percentage of total revenues reflects the rapid growth in the number of professionals selling and marketing our products and services, offset by increased revenues. We expect our sales and marketing expenses to increase in absolute spending as we continue expansion of our field sales force in both the United States and Europe.

    General and administrative.  General and administrative expenses increased from $2.0 million in fiscal 2000 to $4.0 million in fiscal 2001. The increase is related to growth in management and administrative support staff as well as professional fees as a result of the expansion of our business and the costs of being a public company. As a percentage of total revenues, general and administrative expenses increased from 22% in fiscal 2000 to 34% in fiscal 2001. We expect our general and administrative expenses will continue to grow in absolute dollars. However, we believe the growth rate will start to slow now that we have assembled our operations team.

    Other income (expense), net.  Other income, net, increased to $1.0 million for fiscal 2001 from other income, net, of $185,000 for fiscal 2000. This increase occurred as a result of higher interest income on a larger average balance of cash and short-term investments as a result of the net proceeds received in August 2000 from our initial public offering, as well as lower interest expense as we reduced the outstanding balance of our notes payable. We expect our interest income to be reduced in 2002 due to lower interest rates and lower average balances. We also may have increased interest expense if we exercise our lease line and credit facilities.

    Provision for income taxes.  As a result of our net operating losses, no provision was recorded for income taxes during fiscal years 2001 and 2000. As of March 31, 2001, we had federal and state net operating loss carry forwards of $42.3 million available to offset future taxable income, which may be used, subject to limitations, to offset future state and federal taxable income through 2020. We have recorded a valuation allowance against the entire net operating loss carryforwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carryforwards before they expire.

Years Ended March 31, 2000 and 1999

    Revenues.  License and renewal revenues increased $1.0 million, or 64%, from $1.6 million in fiscal 1999 to $2.6 million in fiscal 2000. Of this increase, $426,000 was due to an approximately 50% increase in the number of licenses sold from fiscal 1999 to fiscal 2000, and approximately $600,000 reflected an increase in annual renewal revenue due to the growth in the installed base.

    Service revenues increased $3.9 million, or 172%, from $2.3 million in fiscal 1999 to $6.2 million in fiscal 2000. The majority of this increase was revenue recognized during fiscal 2000 from five new significant services agreements with major pharmaceutical companies.

    Cost of revenues.  Cost of license and renewal revenues increased $346,000, or 49%, from $708,000 in fiscal 1999 to $1.1 million in fiscal 2000. The increase was due to increased volume of product shipments. This also resulted in an increased amount of royalty expense and cost of materials for both initial and product updates provided for in our annual license agreement. The cost of license and renewal revenues, as a percentage of license and renewal revenues, was 44% in fiscal 1999 and 40% in fiscal 2000.

    Cost of service revenues increased from $1.8 million in fiscal 1999 to $3.4 million in fiscal 2000. The increase was due primarily to increased service personnel in scientific and decision services to support additional projects undertaken. The cost of service revenues, as a percentage of service revenues, was 78% in fiscal 1999 and 54% in fiscal 2000.

    Research and development.  Research and development expenses increased $1.1 million, or 26%, from $4.3 million in fiscal 1999 to $5.4 million in fiscal 2000. The increase resulted primarily from a growth in the number of software developers and the use of outside contractors. In particular, we dedicated considerable resources to the development of the Clinical Workbench and information products. As a percentage of revenues, research and development expenses decreased from 111% in fiscal 1999 to 62% in fiscal 2000. The decrease in research and development expenses as a percentage of total revenue primarily reflects the greater increase in revenue relative to the increase in research and development staff.

    Sales and marketing.  Sales and marketing expenses increased $1.8 million, or 77%, from $2.3 million in fiscal 1999 to $4.1 million in fiscal 2000. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. As a percentage of total revenues, sales and marketing expenses decreased from 59% in fiscal 1999 to 46% in fiscal 2000. The decrease in marketing and sales expenses as a percentage of total revenue reflects the more rapid growth in our revenues compared to the growth of marketing and sales expenses.

    General and administrative.  General and administrative expenses increased $862,000, or 78%, from $1.1 million in fiscal 1999 to $2.0 million in fiscal 2000. The increase in general and administrative expenses is related to growth in management and administrative support staff as we incurred the costs of growing a company. As a percentage of total revenues, general and administrative expenses decreased from 28% in fiscal 1999 to 22% in fiscal 2000.

    Other income (expense), net.  Other income (expense) changed $305,000 from other expense of $120,000 in fiscal 1999 to other income of $185,000 in fiscal 2000. This change occurred as a result of higher interest income on a larger average balance of cash and short-term investments during the period.

    Provision for income taxes.  As a result of our net operating losses, no provision was recorded for income taxes during fiscal years 1999 and 2000.

Liquidity and Capital Resources

    Since our inception we have funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. In August 2000, we completed our initial public offering of 3,000,000 shares of common stock, at a price of $10.00 per share, all of which shares were issued and sold by us for net proceeds of $26.4 million, net of underwriting discounts and commissions of $2.1 million and expenses of $1.5 million. We paid $6.1 million to holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. After this payment, our net proceeds were $20.3 million.

    As of March 31, 2001, we had $21.4 million in cash and short-term investments, an increase of $4.9 million from cash and short-term investments held as of March 31, 2000. Our working capital, defined as current assets less current liabilities, at March 31, 2001 was $19.7 million, an increase of $6.8 million in working capital from March 31, 2000. The increase in the working capital is primarily attributable to the increase in cash from the net proceeds from our initial public offering, additional accounts receivable from increased sales and payment of our notes payable. In June, 2001 we extended and enhanced our previously unused credit facilities with Silicon Valley Bank, which remain unused and fully available. We now have $7.5 million available under three different facilities. All have rates which are based on the prime interest rate plus one point, and are fundable over the next year and are payable over a four year period.

    Net cash used in operating activities was $11.6 million in fiscal 2001, $6.6 million in fiscal 2000 and $5.6 million in fiscal 1999. The cash used in these periods was primarily attributable to net losses in each period, partially offset by non-cash charges of $7.6 million and $2.2 million in deferred stock compensation in fiscal 2001 and 2000, respectively, and a $2.6 million write-off of acquired in-process research and development in fiscal 1998.

    Net cash provided by investing activities was $2.3 million in fiscal 2001, which resulted from maturities of short-term investments, partially offset by purchases of short-term investments and property and equipment and the acquisition of the assets of Metazoa, Inc. Net cash used in investing activities was $10.0 million in fiscal 2000 and $4.0 million in fiscal 1999. Net cash used in investing activities included the purchase of short-term investments, capital expenditures and, in fiscal 1999, $2.4 million paid to acquire certain assets of Mitchell and Gauthier Associates, Inc.

    Financing activities provided net cash of $19.5 million in fiscal 2001, $17.7 million in fiscal 2000 and $11.0 million in fiscal 1999. In fiscal 2001, these amounts were primarily proceeds from our initial public offering, partially offset by the redemption of convertible preferred stock of $6.1 million and $2.2 million in payments on our notes payable.

    Based upon our current expectations, we believe that our existing cash reserves and our available borrowing capacity, together with expected cash from operations, will be sufficient to support our planned operations for at least the next two years. However, if our expectations do not prove to come true, we may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because Pharsight does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS 133 is not expected to have a significant impact on its financial position, results of operations or cash flows. Pharsight will be required to implement SFAS 133, as amended, for the quarter beginning April 1, 2001.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The adoption of SAB 101 did not have a material effect on Pharsight's financial position, results of operations or cash flows.

Business Risks

  Items That Affect Our Future Operations

We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

    We commenced our operations in April 1995 and have incurred net losses since that time. As of March 31, 2001, we had an accumulated deficit of $47.2 million. We expect our net losses to continue as we increase our research and development costs and other costs to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to predict when, if ever, we may become profitable. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If our losses exceed the expectations of investors, the price of our common stock may decline.

Our quarterly operating results may fluctuate significantly and may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

    We expect our quarterly operating results may fluctuate in the future, and may vary from securities analysts' and investors' expectations, depending on a number of factors described below and elsewhere in this "Risk Factors" section of Form 10-K, including:

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

    We also expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and the price of our common stock may decline.

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

Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.

    We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2001, sales to our top two customers, Johnson & Johnson and Pfizer, collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

If we are required to commit unanticipated resources to complete fixed-price service contracts, we may incur losses on these contracts which could cause our operating results to decline.

    A significant portion of revenue from our short-term agreements has been derived from service contracts that are billed on a fixed-price basis. These contracts specify certain obligations and deliverables to be met by us regardless of our actual costs incurred. Our failure to accurately estimate the resources required for a fixed-price service contract could cause us to commit additional resources to a project, which could cause our operating results to decline. We cannot assure you that we can successfully complete these contracts on budget, and our inability to do so could harm our business.

If we are unable to complete a project due to scientific limitations or otherwise meet our customers' expectations, our reputation may be adversely affected and we may not be able to generate new business.

    Because our projects may contain scientific risks which are difficult to foresee, we cannot guarantee that we will always be able to complete them. Any failure to meet our customers' expectations could harm our reputation and ability to generate new business. On a few occasions, we have encountered scientific limitations and been unable to complete a project. In each of these cases, we have been able to successfully renegotiate the terms of the project with the particular customer. We cannot assure you that we will be able to renegotiate our customer agreements if such circumstances occur in the future. Moreover, even if we complete a project, we may not meet our customers' expectations regarding the quality of our products and services or the timeliness of our services.

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

Progress with our information products has been slow, and our future revenue and operating results could be harmed if these products do not achieve commercial success.

    An important component of our business strategy relates to our information products and as of March 31, 2001, we had generated very limited revenues from them. We released initial versions of these products in the fourth quarter of fiscal 2001, and market acceptance has been slow. Because the market for these products is new and emerging, it continues to be difficult to predict the level of market acceptance. We are responding to customer feedback and are working closely with strategic clients to match database offerings more closely to their needs. Our future business could be harmed if these products do not achieve commercial success.

If we are unable to obtain sufficient data from third-party providers, our information products will not be attractive to customers.

    As of March 31, 2001, we have only established relationships with three organizations to provide data for inclusion in our information products. We may not be able to enter into additional agreements with content providers on commercially favorable terms, if at all. If we are unable to obtain adequate data, our information products will not be attractive to customers and, therefore, may not achieve commercial success. In addition, we cannot assure you that our existing or prospective data providers will not reassess their commitment to us in the future or develop competitive products internally.

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

    Our intellectual property is important to our competitive position. We protect our proprietary information and technology through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We have filed twelve patent applications, but do not currently have any patents issued. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary information and technology, nor can we guarantee that we will be successful in obtaining any patents or that the rights granted under such patents will provide a competitive advantage. Misappropriation of our intellectual property could harm our competitive position. We may also need to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result. In addition, the laws of some foreign countries provide less protection of intellectual property rights than the laws of the United States and Europe. As a result, we may have an increasingly difficult time adequately protecting our intellectual property rights as our sales in foreign countries grow.

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

    The healthcare industry is regulated by a number of federal, state, local and international governmental entities. These entities may enact laws that limit our operations or the operations of our customers. In particular, state laws aimed at protecting the privacy of confidential patient health information, including information regarding conditions like AIDS, substance abuse and mental illness, vary widely. Recently, the Bush administration put into effect the patient privacy rule under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Covered entities are expected to come into compliance with the new rule beginning April 14, 2003. The application of these and other laws in the context of research and internet health services is evolving. While these laws primarily are directed at healthcare providers, facilities and payors, and generally do not apply to the "anonymized" data we use, from which patient identifiable information has been removed, some of these laws could be applied to aspects of our business or to limit providers' ability to provide us with access to such data. We cannot predict which laws might be found applicable to our business, or assure you that our operations would be found to be in full compliance. Compliance with regulatory laws may be expensive and may limit our ability to provide a full range of services. In addition, a challenge under any of these laws could result in adverse publicity and, if successful, imposition of civil and criminal penalties, any of which could harm our business.

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

    Laws regulating communications and commerce over the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, content, libel and taxation apply to the Internet. The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could harm our business.

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

Risks Related to Our Stock

The public market for our common stock may be volatile.

    The market price of our common stock has been, and we expect it to continue to be, highly volatile and to fluctuate significantly in response to various factors, including:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  announcements of technological innovations or new services or products by us or our competitors;

  •
  timeliness of our introductions of new products;

  •
  changes in financial estimates by securities analysts;

  •
  changes in the conditions and trends in the pharmaceutical market; and

  •
  we have experienced very low trading volume in our stock, and so small purchases and sales can have a significant effect on our stock price.

    In addition, the stock markets, including the Nasdaq National Market, have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

    The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control 7,578,144 shares or 41.1% of the outstanding common stock, based upon the number of shares outstanding as of May 31, 2001. If our executive officers and directors choose to act or vote together, they will have the power to significantly influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We have considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We have no holdings of derivative financial or commodity-based instruments at March 31, 2001. A review of our other financial instruments and risk exposures at that date revealed that we have exposure to interest rate and foreign currency exchange rate risks. At March 31, 2001, we performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates should not materially affect our financial position, results of operations or cash flows.

    We have operated primarily in the United States and all funding activities and sales have been denominated in U.S. dollars. Accordingly, we have not had very little exposure to foreign currency rate fluctuations.

    Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we believe that there is no material market risk exposure. As of March 31, 2001, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds, treasury instruments and commercial paper.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

    The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2001.

	Quarter Ended
	June 30	September 30	December 31	March 31
FISCAL 2001
Revenues	$2,461	$3,009	$3,476	$3,002
Cost of revenues	1,397	1,307	1,872	2,054
Loss from operations	(5,181)	(5,012)	(5,157)	(6,259)
Net loss	(5,074)	(4,687)	(4,808)	(6,002)
Accretion on redeemable convertible preferred stock	(310)	(133)	—	—
Net loss attributable to common stockholders	(5,384)	(4,820)	(4,808)	(6,002)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.39)	$(0.40)	$(0.27)	$(0.33)
FISCAL 2000
Revenues	$1,388	$2,198	$2,290	$2,983
Cost of revenues	757	979	1,226	1,471
Loss from operations	(2,065)	(2,346)	(2,651)	(3,110)
Net loss	(2,172)	(2,391)	(2,518)	(2,906)
Accretion on redeemable convertible preferred stock	(310)	(311)	(310)	(310)
Net loss attributable to common stockholders	(2,482)	(2,702)	(2,828)	(3,216)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.84)	$(0.88)	$(0.86)	$(0.90)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders, Pharsight Corporation

We have audited the accompanying balance sheets of Pharsight Corporation as of March 31, 2001 and 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharsight Corporation at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                    /s/ Ernst & Young LLP

San Jose, California
April 27, 2001

PHARSIGHT CORPORATION
BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$15,414	$5,286
Short-term investments	5,959	11,196
Accounts receivable, net of allowance for bad debts of $95 and $27 for March 31, 2001 and 2000, respectively	2,901	2,000
Recognized income not yet billed	102	225
Prepaids and other current assets	1,014	685

Total current assets	25,390	19,392
Property and equipment, net	2,952	1,191
Intangible assets, net	370	590
Other assets	217	147

Total assets	$28,929	$21,320

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$541	$315
Accrued interest	—	166
Accrued expenses	883	396
Accrued compensation	1,326	1,088
Deferred revenue	2,251	1,925
Notes payable	75	2,293
Current obligations under capital leases	662	372

Total current liabilities	5,738	6,555
Obligations under capital leases	962	708
Commitments
Series C redeemable convertible preferred stock, $0.001 par value:
Authorized shares — 2,581,640 for March 31, 2000 Issued and outstanding shares — 2,577,840 for March 31, 2000	—	8,154
Series D redeemable convertible preferred stock, $0.001 par value:
Authorized shares — 2,930,000 for March 31, 2000 Issued and outstanding shares — 2,877,254 for March 31, 2000	—	10,428
Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value:
Authorized shares — 1,935,274 for March 31, 2000 Issued and outstanding shares — 1,913,845 for March 31, 2000	—	2
Series B convertible preferred stock, $0.001 par value:
Authorized shares — 540,000 for March 31, 2000 Issued and outstanding shares — 540,000 for March 31, 2000	—	1
Series E convertible preferred stock, $0.001 par value:
Authorized shares — 2,777,778 for March 31, 2000 Issued and outstanding shares — 2,777,778 for March 31, 2000	—	3
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000 for March 31, 2001 Issued and outstanding shares — none for March 31, 2001	—	—
Common stock, $0.001 par value:
Authorized shares — 120,000,000 and 19,235,308 for March 31, 2001 and 2000, respectively
Issued and outstanding shares — 18,382,320 and 4,055,222 for March 31, 2001 and 2000, respectively	18	4
Additional paid-in capital	74,770	28,843
Deferred stock compensation	(5,197)	(3,459)
Accumulated deficit	(47,227)	(29,761)
Accumulated other comprehensive income (loss)	8	(23)
Notes receivable from stockholders	(143)	(135)

Total stockholders' equity (deficit)	22,229	(4,525)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$28,929	$21,320

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2001	2000	1999
Revenues:
License and renewal	$3,615	$2,634	$1,606
Services	8,333	6,225	2,285

Total revenues	11,948	8,859	3,891
Costs and expenses:
License and renewal(1)	1,624	1,054	708
Services(2)	5,006	3,379	1,772
Research and development(3)	8,096	5,451	4,327
Sales and marketing(4)	6,703	4,059	2,292
General and administrative(5)	4,004	1,967	1,105
Amortization of deferred stock compensation	7,552	2,180	57
Amortization of intangible assets	572	941	965
Acquired in-process research and development	—	—	2,592

Total operating expenses	33,557	19,031	13,818

Loss from operations	(21,609)	(10,172)	(9,927)
Other income (expense):
Interest expense	(219)	(498)	(602)
Interest income and other, net	1,257	683	482

	1,038	185	(120)

Net loss	(20,571)	(9,987)	(10,047)
Accretion on Series C and D redeemable convertible preferred stock	(443)	(1,241)	(803)

Net loss applicable to common stockholders	$(21,014)	$(11,228)	$(10,850)

Basic and diluted net loss per share applicable to common stockholders	$(1.62)	$(3.48)	$(4.48)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	12,974	3,225	2,424

(1)
Excluding $457, $126 and $3 in amortization of deferred stock-based compensation for the years ended March 31, 2001, 2000 and 1999, respectively.

(2)
Excluding $842, $501 and $20 in amortization of deferred stock-based compensation for the years ended March 31, 2001, 2000 and 1999, respectively.

(3)
Excluding $889, $531 an $3 in amortization of deferred stock-based compensation for the years ended March 31, 2001, 2000 and 1999, respectively.

(4)
Excluding $1,749, $579 and $15 in amortization of deferred stock-based compensation for the years ended March 31, 2001, 2000 and 1999, respectively.

(5)
Excluding $3,615, $443 and $16 in amortization of deferred stock-based compensation for the years ended March 31, 2001, 2000 and 1999, respectively.

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock					Accumulated Other Comprehensive Loss	Notes Receivable from Stockholders
							Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at March 31, 1998	2,578	$7,176	2,454	$3	3,041	$3	$2,909	$—	$(7,683)	$—	$(89)	$(4,857)
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	284	1	56	—	—	—	(16)	41
Issuance of common stock in connection with acquisition	—	—	—	—	246	—	68	—	—	—	—	68
Issuance of Series D redeemable convertible preferred stock, net of issuance costs	2,877	9,362	—	—	—	—	—	—	—	—	—	—
Accretion of Series C preferred stock	—	489	—	—	—	—	—	—	(489)	—	—	(489)
Accretion of Series D preferred stock	—	314	—	—	—	—	—	—	(314)	—	—	(314)
Deferred stock compensation related to stock option grants	—	—	—	—	—	—	296	(296)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	57	—	—	—	57
Net loss	—	—	—	—	—	—	—	—	(10,047)	—	—	(10,047)

Balance at March 31, 1999	5,455	17,341	2,454	3	3,571	4	3,329	(239)	(18,533)	—	(105)	(15,541)
Issuance of Series E convertible preferred stock, net of issuance costs	—	—	2,778	3	—	—	19,964	—	—	—	—	19,967
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	484	—	150	—	—	—	(30)	120
Deferred stock compensation related to stock option grants	—	—	—	—	—	—	5,400	(5,400)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,180	—	—	—	2,180
Accretion of Series C preferred stock	—	489	—	—	—	—	—	—	(489)	—	—	(489)
Accretion of Series D preferred stock	—	752	—	—	—	—	—	—	(752)	—	—	(752)
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	—	—	(9,987)	—	—	(9,987)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,010)

Balance at March 31, 2000	5,455	$18,582	5,232	$6	4,055	$4	$28,843	$(3,459)	$(29,761)	$(23)	$(135)	$(4,525)
Accretion of Series C preferred stock	—	174	—	—	—	—	—	—	(174)	—	—	(174)
Accretion of Series D preferred stock	—	269	—	—	—	—	—	—	(269)	—	—	(269)
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	3,000	3	26,368	—	—	—	—	26,371
Conversion of redeemable convertible preferred stock and convertible preferred stock to common stock	(5,455)	(12,916)	(5,232)	(6)	10,687	10	9,364	—	3,548	—	—	12,916
Redemption of Series C redeemable convertible preferred stock	—	(6,109)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	618	1	905	—	—	—	—	906
Issuance of common stock on net exercise of warrants	—	—	—	—	22	—	—	—	—	—	—	—
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Deferred stock compensation related to stock option grants	—	—	—	—	—	—	10,070	(10,070)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	7,552	—	—	—	7,552
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	—	(780)	780	—	—	—	—
Comprehensive loss:
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	—	—	(20,571)	—	—	(20,571)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(20,540)

Balance at March 31, 2001	—	$—	—	$—	18,382	$18	$74,770	$(5,197)	$(47,227)	$8	$(143)	$22,229

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2001	2000	1999
Operating activities
Net loss	$(20,571)	$(9,987)	$(10,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	7,552	2,180	57
Depreciation and amortization	877	482	275
Amortization of intangible assets	572	941	965
Write-off of acquired in-process research and development	—	—	2,592
Changes in operating assets and liabilities:
Accounts receivable	(901)	(1,255)	(297)
Recognized income not yet billed	123	(212)	(5)
Other current assets	(329)	(385)	31
Prepaids and other assets	(70)	(61)	(37)
Accounts payable	226	102	(76)
Accrued expenses	487	253	(21)
Accrued compensation	238	684	268
Deferred revenue	326	704	560
Accrued interest and other	(174)	4	157

Net cash used in operating activities	(11,644)	(6,550)	(5,578)
Investing activities
Purchases of property and equipment	(2,638)	(828)	(738)
Proceeds from sale of property and equipment	—	—	86
Purchases of short-term investments	(13,287)	(13,220)	(2,000)
Maturities of short-term investments	18,555	4,000	1,000
Acquisitions	(352)	—	(2,368)

Net cash provided (used) in investing activities	2,278	(10,048)	(4,020)
Financing activities
Proceeds from lease line	1,000	611	527
Proceeds from issuance of notes payable	—	—	2,000
Principal payments on notes payable	(2,218)	(2,660)	(753)
Principal payments on capital lease obligations	(456)	(309)	(132)
Proceeds from the issuance of common stock	27,277	127	41
Proceeds from the issuance of convertible preferred stock, net	—	19,967	9,362
Redemption of redeemable convertible preferred stock	(6,109)	—	—

Net cash provided by financing activities	19,494	17,736	11,045

Net increase in cash and cash equivalents	10,128	1,138	1,447
Cash and cash equivalents at the beginning of the year	5,286	4,148	2,701

Cash and cash equivalents at the end of the year	$15,414	$5,286	$4,148

Supplemental disclosures of noncash activities
Common stock issued in exchange for notes	$—	$30	$16
Property and equipment acquired under capital leases	1,000	611	527
Common stock issued for acquisition	—	—	68
Deferred stock compensation	10,070	5,400	296
Reversal of deferred stock compensation upon cancellation of unvested stock options	780	—	—
Note payable issued for acquisition	—	—	2,250
Accretion of preferred stock	443	1,241	803
Conversion of preferred stock to common stock	9,374	—	—
Reversal of preferred stock accretion upon conversion	3,548	—	—
Supplemental disclosure of cash flow information
Cash paid for interest	$319	$436	$388
Cash paid for taxes	30	2	2

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. Description of Business

    Pharsight Corporation develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Pharsight's solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics. Pharsight Corporation was incorporated in California on April 4, 1995 and reincorporated in Delaware in June 2000.

    Pharsight operates in only one business segment comprised of products and services to pharmaceutical and biotechnology companies to improve the drug development process. Sales are primarily generated in the United States and Europe through a direct field sales organization.

2. Summary of Significant Accounting Policies

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

    Our revenues are derived from three sources: initial and renewal fees for product licenses, scientific and training consulting services and subscriptions to our information products.

    Pharsight's revenue recognition policy is in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition' "("SOP 98-4"), and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP 98-9"). For each arrangement, Pharsight determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Pharsight considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. Pharsight's standard payment terms currently range from "net 15 days" to "net 30 days." Pharsight does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has the right of return.

    Arrangements consisting solely of license and renewal fees.  Pharsight sells one year software licenses (initial and renewal fees) bundled with post contract support services ("PCS"). Pharsight does not have vendor specific objective evidence to allocate the fee to the separate elements as PCS is not sold separately. The initial and renewal license fees are each recognized ratably over the one year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

    Pharsight does not present PCS revenue separately as it does not have vendor specific objective evidence of PCS, and it does not believe other allocation methodologies (i.e. allocation based on relative costs) provide a meaningful and supportable allocation between license and PCS revenues.

    Pharsight has one international distributor. There is no right of return or price protection for sales to the international distributor. In situations where the international distributor has a purchase order from the end user that is immediately deliverable, Pharsight begins recognizing revenue when the license term with the end user begins, if other criteria in SOP 97-2 are met, since Pharsight has no risk of concessions. Revenue is recognized ratably over the one year initial license or renewal period. Pharsight defers the revenue on shipments to the international distributor if the international distributor does not have a purchase order from an end user that is immediately deliverable or other criteria in SOP 97-2 are not met.

    Arrangements consisting solely of services.  Revenues are recognized as services are performed. Arrangements for services may be charged at daily rates for different levels of consultants and out of pocket expenses or may be for a fixed fee. Revenue under fixed fee arrangements is recognized at the daily rates for the different level of consultants involved plus out of pocket expenses. For fixed fee contracts with payments based on milestones or acceptance criteria, Pharsight recognizes revenue as such milestones are achieved or as such acceptance occurs (which approximates the level of services provided). For fixed fee arrangements at the end of each accounting period Pharsight (i) analyzes the appropriateness of the daily rates charged based upon total fees to be charged and total hours to be incurred, and (ii) determines if losses should be recognized.

    Arrangements consisting of license, renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting. As the only undelivered elements are services and PCS, and the PCS term (expressed or implied) and the period over which the services are expected to be performed are the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered or straight line over the period of the agreement. If the PCS term and the period over which the services are expected to be performed are not the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered or straight line over the longer of the PCS term and the period over which the services are expected to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out of pocket expenses.

    Pharsight's scientific and training services included in multiple element arrangements are not essential to the functionality of the other elements of an arrangement. To date Pharsight has not used and does not expect to use contract accounting for the entire software arrangement.

    We recognize revenue from the subscription to information products over the contract period, provided we have evidence of an arrangement, the price of the subscription is fixed and determinable and payment is reasonably assured. The subscription fees have been included in license revenues.

Capitalized Software

    Pharsight capitalizes eligible computer software costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2001 and 2000, such internal capitalizable costs were insignificant. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations.

Fair Value of Financial Instruments

    The carrying values of Pharsight's cash and cash equivalents, short-term investments, accounts receivable and payable, and accrued liabilities approximate their fair values due to their short-term nature. The fair values of the capital lease obligations and notes payable are estimated based on current interest rates available to Pharsight for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Internal Use Software

    Pharsight accounts for internal use software costs, in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, Pharsight capitalizes costs to develop software for internal uses when preliminary development efforts are successfully completed and management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are capitalized. All capitalized costs are amortized to expense over their expected useful lives. Costs required to be capitalized under SOP 98-1 have been insignificant to date.

Advertising

    Pharsight expenses the cost of advertising as incurred. These costs were insignificant in all periods presented.

Cash and Cash Equivalents

    Cash and cash equivalents are comprised of highly liquid financial instruments consisting primarily of investments in money market funds, commercial paper, and treasury instruments with insignificant interest rate risk and with original maturities of three months or less at the time of acquisition.

Short-term Investments

    All investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported in stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other-than-temporary, are reported in interest income and other, net. Short-term investments consist of securities available-for-sale that mature within 12 months of purchase.

    Short-term investments consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2001
United States government and federal agency obligations	$987	$—	$—	$987
Corporate notes	4,964	8	—	4,972

	$5,951	$8	$—	$5,959

March 31, 2000
United States government and federal agency obligations	$7,489	$—	$(6)	$7,483
Corporate notes	3,730	—	(17)	3,713

	$11,219	$—	$(23)	$11,196

    Proceeds from sales and maturities of securities available-for-sale were $18,555,000 $4,000,000 and $1,000,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Gross realized gains and losses were insignificant for all periods presented.

Prepaid Expenses

    Prepaid expenses include minimum annual royalty payments for databases of information, which are charged to cost of sales upon sale and delivery of the databases to customers.

Property and Equipment

    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years. Property under capital leases is amortized over the lesser of the useful lives of the assets or the lease term. Amortization expense related to these assets is included in depreciation expense.

Intangible Assets

    Intangible assets arise from Pharsight's acquisition of certain businesses and assets. The intangible assets are being amortized on a straight-line basis over periods ranging from two to three years and consist of (in thousands):

	March 31,
	2001	2000
Developed technology	$387	$387
Core technology	1,441	1,316
Assembled workforce	383	258
Goodwill	219	117
Covenants not to compete	500	500

	2,930	2,578
Accumulated amortization	(2,560)	(1,988)

	$370	$590

    Pharsight assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, Pharsight is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, Pharsight believes that no material impairment of intangible assets exists as of March 31, 2001.

Deferred Revenue

    Deferred revenue is primarily comprised of license fees (initial and renewal), which are recognized ratably over the one year period of the license. In addition, deferred revenue includes deferred services and training revenue which will be recognized as services are performed.

Stock-Based Compensation

    Pharsight accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

Income Taxes

    Pharsight accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

    The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended March 31,
	2001	2000	1999
Net loss	$(20,571)	$(9,987)	$(10,047)
Accretion of preferred stock	(443)	(1,241)	(803)

Net loss attributable to common stockholders	$(21,014)	$(11,228)	$(10,850)

Basic and diluted:
Weighted average common shares outstanding	13,317	3,791	3,399
Less weighted average common shares subject to repurchase	(343)	(566)	(975)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	12,974	3,225	2,424

Basic and diluted net loss per share applicable to common stockholders	$(1.62)	$(3.48)	$(4.48)

Pro forma basic and diluted:
Shares used above	12,974
Weighted average convertible preferred stock outstanding, as if converted	3,804

Shares used to compute pro forma basic and diluted net loss per share applicable to common stockholders	16,778

Pro forma basic and diluted net loss per share applicable to common stockholders	$(1.25)

    The number of unvested and potential common shares excluded from the calculation of diluted net loss per share at March 31, 2001 and 2000 is detailed in the following table (in thousands):

	March 31,
	2001	2000
Preferred stock	—	10,687
Outstanding options	3,541	1,835
Warrants	279	297

	3,820	12,819

    These instruments were excluded because their effect would be antidilutive.

Other Comprehensive Income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight's only component of other comprehensive income (loss), is unrealized income (loss) on short-term investments for the years ended March 31, 2001 and 2000. Other comprehensive income for fiscal 2001 was $31,000. Other comprehensive loss for fiscal 2000 was $23,000.

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The adoption of SAB 101 did not have a material effect on our financial position, results of operations or cash flows.

3. Property and Equipment

    Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2001	2000
Furniture and fixtures	$643	$365
Computers and equipment	3,721	1,469
Leasehold improvements	180	72

	4,544	1,906
Accumulated depreciation and amortization	(1,592)	(715)

	$2,952	$1,191

    Property and equipment includes assets acquired under capital lease obligations with a cost of $2,491,000 and $1,491,000 and accumulated amortization of $1,284,000 and $591,000 at March 31, 2001 and 2000, respectively.

4. Business and Other Acquisitions

    In February 2001, Pharsight acquired the assets of Metazoa, Inc., a privately-held company that develops collaborative software for the life science research community. Pharsight purchased the assets of Metazoa for cash of $250,000 and incurred acquisition expenses of $102,000. The assets acquired were as follows (in thousands):

Core technology	$125
Assembled workforce	125
Goodwill	102

Total	$352

    The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified intangible assets. In February 2001, Pharsight began amortizing goodwill, core technology and assembled workforce over an estimated useful life of three years.

    In May 1998, Pharsight purchased certain assets, mainly modeling and simulation technology, from Mitchell & Gauthier Associates ("MGA"), a consulting and software development firm based in Concord, Massachusetts. MGA's software allows scientists and engineers, principally in the aerospace and defense industries, to simulate product performance. Assets acquired were as follows (in thousands):

Fixed assets	$86
Core technology	1,084
Acquired in-process research and development	2,592
Developed technology	164
Assembled workforce	177
Goodwill	93
Covenants not to compete	500

Total	$4,696

    Pharsight has only derived insignificant revenues ($82,000 since May 1998) related to the acquisition of certain assets from MGA. These revenues were related to license renewals from existing customers of MGA. Pharsight developed a new product that was released in February 2000 that used part of the modeling and simulation technology acquired from MGA. The development of the new product took approximately 21 months and Pharsight's research and development costs related to the project were approximately $2,200,000. Pharsight purchased these assets for cash of $2,000,000, promissory notes totaling $1,750,000 due in equal annual installments over the following two years, and 246,000 shares of Pharsight's common stock valued at an aggregate of $62,000. Pharsight also incurred $250,000 of expenses, $500,000 relating to non-compete agreements, and approximately $134,000 of acquisition costs.

    To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of technology. The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. Management determined that $2,592,000 of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. To estimate the value of the in-process research and development ("IPR&D"), the expected cash flows attributed to the completed portion of the IPR&D were calculated. These cash flows considered the contribution of the core technology, the risks related to the development of the IPR&D and the percent complete as of the valuation date as well as the expected life cycle of the technology. Finally, the cash flows attributed to the completed portion of the IPR&D, net of the core technology contribution, were discounted to the present value to estimate the value of the IPR&D. This amount was expensed during the year ended March 31, 1999 on the date the acquisition was consummated. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. In June 1998, Pharsight began amortizing goodwill, developed technology, core technology, covenants not to compete, and assembled workforce over an estimated useful life of two to three years.

5. Concentrations of Credit Risk

    Financial instruments that potentially subject Pharsight to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade receivables. Pharsight generally invests its excess cash in money market funds, commercial paper, corporate notes and obligations issued by or fully collateralized by the U.S. government or federal agencies. Pharsight places its investments with high-credit quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty.

    Pharsight sells primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers' financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. Pharsight analyzes the need for reserves for potential credit losses and records reserves when necessary. It maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. To date, Pharsight has not experienced any significant losses with respect to these balances. For the year ended March 31, 2001, Pharsight added $98,000 to its allowance for doubtful accounts through charges to bad debt expense. For the year ended March 31, 2001, Pharsight wrote-off $30,000 against the allowance for doubtful accounts. There were no bad debt write-offs for the years ended March 31, 2000 and 1999.

    Two customers comprised 17% and 14% of accounts receivable at March 31, 2001. No customers comprised over 10% of accounts receivable at March 31, 2000.

    Two customers accounted for 17% and 11% of revenues for the year ended March 31, 2001. For the year ended March 31, 2000, one customer accounted for 26% of revenues. Three customers accounted for 15%, 13% and 10% of revenues for the year ended March 31, 1999. One specific customer has consistently been greater than 10% each of the three years.

6. Commitments

    Pharsight leases its office facilities and certain equipment under noncancelable operating leases expiring through 2006. Minimum annual rental commitments, net of subleases, at March 31, 2001, are as follows (in thousands):

2002	$1,227
2003	1,733
2004	704
2005	177
2006	136

Total minimum payments	$3,977

    Net sublease income for the year ended March 31, 2001 was approximately $602,000 and has been reflected as a reduction of operating expenses. Pharsight expects to receive net sublease payments of approximately $823,000 in fiscal 2002 and $103,000 in fiscal 2003.

    Rent expense, net of sublease income, was $1,383,000 for the year ended March 31, 2001, $955,000 for the year ended March 31, 2000 and $676,000 for the year ended March 31, 1999.

    Pharsight is required to pay royalties based on license revenue or license shipments for some products. As of March 31, 2001, required minimum payments under such royalty agreements are $320,000.

    Royalty expense totaled $344,000 for the year ended March 31, 2001, $328,000 for the year ended March 31, 2000 and $144,000 for the year ended March 31, 1999. These amounts have been included in cost of revenues.

7. Debt

    Pharsight has entered into various noncancelable capital lease agreements for equipment and software through a series of sale-leaseback transactions. Capital lease obligations represent the present value of future rental payments under these leases. Future minimum lease payments under the capital leases at March 31, 2001 are as follows (in thousands):

2002	$829
2003	738
2004	267
2005	57

Total minimum payments	1,891
Less amounts representing interest	267

Present value of minimum lease payments	1,624
Less current portion	662

$962

    In March 1998, Pharsight issued a note payable to a financier for $1,000,000. Principal and interest, at 7.68% per year, were due in monthly payments of $31,000 from April 1, 1998 through March 1, 2001. All assets of Pharsight were pledged as collateral. Pharsight was required to maintain compliance with certain financial and non-financial covenants associated with the note. The note also limited the payment of dividends without the noteholder's consent.

8. Redeemable Convertible Preferred Stock

    Each share of Series C and Series D redeemable convertible preferred stock (Series C stock and Series D stock, respectively) was convertible, at the holder's option, into one share of common stock subject to certain antidilution adjustments. At conversion, the holders were entitled to any and all declared and unpaid dividends. Each share of preferred stock automatically converted to common stock upon the closing of Pharsight's initial public offering in August 2000. In addition, each share of Series C preferred stock received in cash the original issue price of $2.37 upon conversion.

    The Series C stock was redeemable at any time after May 2002 (five years from issuance) upon the affirmative vote of at least 51% of the Series C stockholders. The Series D stock was redeemable at any time after October 2003 (five years from issuance) upon the affirmative vote of at least 66 2/3% of the Series D stockholders. The Series C stock was redeemable at a price of $2.37 per share plus any and all dividends accrued, declared, and unpaid and a payment amount equal to 8% of the original issue price of the Series C stock multiplied by the number of full years elapsed between the original issue date and the redemption date. The Series D stock was redeemable at a price of $3.27 per share, plus any and all dividends accrued and unpaid and a payment amount equal to 8% of the original issue price of the Series D stock multiplied by the number of full years elapsed between the original issue date and the redemption date.

    For the Series C stock and the Series D stock, Pharsight recorded accretion of the excess redemption value ratably against earnings over the term of the redemption feature. The accretion resulted in a $174,000, $489,000 and $489,000 increase to the carrying value of the Series C stock for the years ended March 31, 2001, 2000 and 1999, respectively. The accretion resulted in a $269,000, $752,000 and $314,000 increase in the carrying value of the Series D stock for the years ended March 31, 2001, 2000 and 1999.

9. Stockholders' Equity

Convertible Preferred Stock

    Each share of Series A, B and E convertible preferred stock (Series A stock, B stock and E stock, respectively) was convertible, at the stockholder's option, into one share of common stock, subject to certain adjustments. Each series of preferred stock automatically converted to common stock upon the closing of Pharsight's initial public offering in August 2000.

Preferred Stock

    Pharsight is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors may determine the rights and preferences of the preferred stock.

Common Stock

    Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2001, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	279
Stock option plans	7,602
Employee stock purchase plan	796

8,677

    Pharsight has sold common stock pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. Pharsight has a right to repurchase the shares at the original sale price, which generally expires at the rate of 25% after one year and 2.0833% per month thereafter.

    For the year ended March 31, 2000, Pharsight sold 2,981,000 restricted shares. For the year ended March 31, 1999, Pharsight sold 2,169,000 restricted shares. At March 31, 2001 and 2000, 228,000 and 366,000 shares were subject to repurchase.

    Pharsight loaned an officer $12,000 in July 1996 and $10,000 in June 1998 in connection with the purchase of common stock. Interest on each of these loans is 6.74% and 5.77% per year, respectively, and compounds annually. The principal and accrued interest on each of these is due in July 2001 and June 2003, respectively, and may be prepaid without penalty. The promissory notes will accelerate and become due and payable 30 days after the officer's employment is terminated for any reason. In addition, Pharsight loaned the officer $23,000 in July 1999 to purchase additional shares of common stock. The interest on this loan is 6% per year, with the principal and accrued interest due in May 2003. This promissory note may be prepaid without penalty and will accelerate and become immediately due and payable should the officer's employment with us be terminated for any reason. All notes are full recourse and the shares of common stock purchased have been pledged as repayment of the loans.

    In January 1998 Pharsight loaned an officer $75,000 in connection with the purchase of common stock. The interest on this loan is 5.93% per year and compounds annually. The principal and accrued interest is due in December 2002 and may be prepaid without penalty. This promissory note will accelerate and become due and payable 90 days after the officer's employment is terminated. The note is full recourse and the shares of common stock purchased have been pledged as repayment of the loans.

10. Warrants

    In connection with equipment leases entered into in April 1996, Pharsight issued warrants to purchase 21,000 shares of Series A convertible preferred stock at an exercise price of $0.98 per share, which were converted to warrants to purchase common shares upon the completion of Pharsight's initial public offering in August 2000. The fair value assigned to these warrants was immaterial. During fiscal 2001, warrants to purchase 19,000 shares of common stock were exercised, and at March 31, 2001, warrants to purchase 2,000 shares of common stock remained outstanding. The warrants expire on April 30, 2006.

    In connection with equipment leases entered into in November, 1998, Pharsight issued a warrant to purchase 4,000 shares of Series C convertible redeemable preferred stock at an exercise price of $2.37 per share, which were converted to warrants to purchase common shares upon the completion of Pharsight's initial public offering in August 2000. The fair value assigned to these warrants was immaterial. During fiscal 2001, warrants to purchase 3,000 shares of common stock were exercised, and at March 31, 2001, 1,000 shares remained outstanding. The warrants expire on August 9, 2003.

    In connection with various convertible promissory notes and loan agreements entered into throughout fiscal 1999, Pharsight issued warrants to purchase 272,000 shares of common stock at exercise prices ranging from $0.25—$3.27 per share. The fair value assigned to these warrants was immaterial. As of March 31, 2001, all of these warrants remained outstanding. The warrants expire on August 9, 2005.

    In connection with certain equipment leases, Pharsight issued a warrant to purchase 4,000 shares of common stock at an exercise price of $7.20 per share in fiscal 2001. The fair value assigned to these warrants was immaterial. At March 31, 2001, warrants for 4,000 shares remained outstanding. The warrants expire on August 2005.

11. Stock-Based Benefit Plans

Stock Option Plans

    In April 2000, the Board of Directors adopted and in May 2000, the stockholders approved, the 2000 Equity Incentive Plan ("Incentive Plan"). The Incentive Plan became effective upon Pharsight's initial public offering in August 2000. The Incentive Plan provides for the granting of stock awards, including incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock, to Pharsight's employees and consultants. In addition, the Incentive Plan provides for non-discretionary grants of nonstatutory stock options to Pharsight's non-employee directors.

    Under the Incentive Plan, the Board of Directors determines the term of each award and the award price. In the case of incentive stock options, the exercise price may not be less than the fair market value on the date of grant, while nonstatutory options and restricted stock awards have exercise prices of not less than 85% of fair market value on the date of grant. Stock bonuses may be granted with a zero exercise price in consideration of past services rendered. In general, stock options vest over a four-year period, 25% on the first anniversary of the grant and ratably on a monthly basis thereafter.

    Non-employee directors are eligible to receive nonstatutory stock options with an exercise price equal to fair market value on the date of grant under the Incentive Plan. Each eligible director received an option to purchase 5,000 shares of common stock on the date of Pharsight's initial public offering. In addition, each newly elected director will be granted an option to purchase 5,000 shares of common stock on the date of his election (2,500 shares if he is elected more than six months after the previous Annual Meeting of Stockholders). Each eligible director is also granted an additional option to purchase 5,000 shares of common stock on the day after each Annual Meeting of Stockholders, beginning in 2001. Options granted to non-employee directors generally vest on the date of the Annual Meeting immediately following the grant and have a maximum term of 10 years.

    Pharsight initially reserved 4,000,000 shares for grant under the Incentive Plan. On each January 1, the number of shares reserved will increase automatically by the least of 5% of the total number of common shares outstanding on that date, 2,000,000 shares or such fewer number of shares as determined by the Board of Directors. On January 1, 2001, an additional 914,000 shares were reserved for issuance under the Incentive Plan.

    Pharsight has two predecessor plans to the Incentive Plan, the 1997 Stock Option Plan ("1997 Plan") and the 1995 Stock Option Plan ("1995 Plan"). The 1997 Plan and the 1995 Plan were terminated upon the effective date of the Incentive Plan. Options outstanding under the 1997 Plan and 1995 Plan remain outstanding and may be exercised until they expire or are otherwise cancelled. No new options may be granted under these Plans. Options outstanding under the 1997 Plan and 1995 Plan have terms and vesting periods substantially the same as options outstanding under the Incentive Plan.

    In May 2000, the Board of Directors adopted the 2000 CEO Non-Qualified Stock Option Plan ("CEO Plan"). The sole person eligible to receive an option under the CEO Plan is Pharsight's Chief Executive Officer, who received an option to purchase all 443,000 shares reserved for issuance under the CEO Plan. The exercise price of the options was $6.83, which was 105% of the fair market value on the date of grant. The options vest in equal monthly installments over 34 months. In certain change in control circumstances, a surviving or acquiring corporation may either assume all outstanding options under the CEO Plan or substitute other awards for the outstanding options. If the surviving or acquiring corporation does not assume or substitute other awards for the options outstanding under the CEO Plan, then the vesting will accelerate and the options will terminate prior to the change in control if they are not otherwise exercised.

    Pharsight applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of Pharsight's employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    A summary of Pharsight's stock option activity and related information for the three years, in the period ended March 31, 2001 is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at March 31, 1998	815	$0.21
Options granted	575	0.27
Options exercised	(183)	0.20
Options canceled	(82)	0.22

Balance at March 31, 1999	1,125	0.24
Options granted	1,315	1.44
Options exercised	(437)	0.34
Options canceled	(168)	0.44

Balance at March 31, 2000	1,835	1.06
Options granted	2,470	5.70
Options exercised	(521)	0.96
Options canceled	(243)	3.87

Balance at March 31, 2001	3,541	$4.09

    At March 31, 2001, 2000 and 1999, 4,061,000, 299,000 and 113,000 shares were available for future option grants, respectively.

    The following table summarizes information about stock options outstanding and exercisable at March 31, 2001 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.10 – $ 0.35	732	6.89	$0.29	488	$0.29
$0.70 – $ 3.19	723	8.88	$2.18	231	$1.71
$3.50 – $ 4.63	503	9.61	$3.95	82	$4.34
$6.50	963	7.67	$6.50	340	$6.50
$6.83 – $10.00	620	9.21	$7.20	—	$—

$0.10 – $10.00	3,541	8.30	$4.09	1,141	$2.80

    At March 31, 2000 and 1999, options to purchase 1,806,000 and 262,000 shares were exercisable, respectively.

Employee Stock Purchase Plan

    In April 2000, the Board of Directors adopted and in May 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan ("Purchase Plan"). The Purchase Plan became effective upon Pharsight's initial public offering in August 2000.

    Pharsight has reserved 600,000 shares for issuance under the Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the least of 1.5% of the number of shares of common stock outstanding on that date, 600,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2001, the number of shares reserved under the Purchase Plan increased by 274,000 shares. Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 79,000 in 2001. As of March 31, 2001, 1,069,000 shares remain available for future issuance.

Pro Forma Information

    Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if Pharsight had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using a straight-line method. The weighted average grant date fair value options and restricted options granted was $3.47 during fiscal 2001. The weighted average grant date fair value of options and restricted stock granted was $0.74 per share and $0.19 per share during fiscal 2000. The weighted average grant date fair value of options and restricted stock granted was $0.08 per share and $0.05 per share during 1999. The weighted average fair value of the stock purchase rights granted under the Purchase Plan was $2.21 in fiscal 2001. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions.

	Options Years Ended March 31,			Restricted Stock Grants Years Ended March 31,
	2001	2000	1999	2001	2000	1999
Expected life (years)	3.00	4.00	6.00	—	4.00	4.00
Expected stock price volatility	80.0%	50.0%	0.0%	—	50.0%	0.0%
Risk-free interest rate	4.25%	6.25%	5.00%	—	6.25%	5.00%
Dividend yield	0.00%	0.00%	0.00%	—	0.00%	0.00%

    To determine the fair value of stock purchase rights granted under the Purchase Plan during fiscal 2001, an expected life of 0.5 years, expected stock price volatility of 80.0%, a risk-free interest rate of 5.60% and a 0.00% dividend rate were used.

    If Pharsight had elected to recognize compensation cost based on the fair value of the above awards granted at the grant date as prescribed by FAS 123, net loss and net loss per share would have increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

	Years Ended March 31,
	2001	2000	1999
Net loss applicable to common stockholders:
As reported	$(21,014)	$(11,228)	$(10,850)
Pro forma	(23,082)	(11,402)	(10,888)
Basic and diluted net loss per share:
As reported	$(1.62)	$(3.48)	$(4.48)
Pro forma	(1.85)	(3.54)	(4.49)

    The option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Pharsight's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Deferred Compensation

    During the years ended March 31, 2001, 2000 and 1999, Pharsight recorded aggregate deferred compensation of $10,070,000, $5,400,000 and $296,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of the Pharsight's common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight line method for non-employee options. Pharsight amortized $7,552,000, $2,180,000 and $57,000 of deferred compensation for the years ended March 31, 2001, 2000 and 1999. The amount of deferred compensation relating to stock options issued to employees and consultants to be amortized in future periods, ending March 31, is as follows (in thousands):

2002	$3,228
2003	1,514
2004	423
2005	32

Options Issued to Consultants and Scientific Advisory Board Members

    During fiscal 2001, Pharsight granted additional options to purchase 23,000 shares of common stock to consultants and members of the Scientific Advisory Board at exercise prices ranging from $3.00 to $3.88. As of March 31, 2001, 20,000 of these options had vested. Pharsight valued these options at $50,000, being their fair value estimate using the Black-Scholes valuation model assuming fair values of common stock ranging from $3.00 to $4.00 per share, a risk-free interest rate of 6.00%, a volatility factor of 80.0% and lives ranging from 5 to 7 years. Pharsight recorded the fair value of these options as a charge to operations for the year ended March 31, 2001.

    As of March 31, 2000, Pharsight had granted options to purchase 32,000 shares of common stock to consultants and members of the Scientific Advisory Board at exercise prices ranging from $0.35 to $4.35 per share. The options were granted in exchange for consulting and advisory services to be rendered and vest over four to five years. Pharsight valued these options at $275,000, being their fair value estimated using the Black-Scholes valuation model assuming fair values of common stock ranging from $2.94 to $10.40 per share, a risk-free interest rates of 6.25%, a volatility factor of 50% and a life of 10 years. The value of these options is being amortized over the vesting period. Pharsight recorded a charge to operations of $71,000 and $14,000 for the years ended March 31, 2001 and 2000, respectively, related to these options.

12. Income Taxes

    There was no provision for income taxes in any year presented due to the fact that Pharsight incurred net losses.

    As of March 31, 2001, Pharsight has federal and state net operating loss carryforwards of approximately $32,000,000 and $10,300,000, respectively. The net operating losses will expire at various dates beginning in 2002 through 2020, if not utilized. Pharsight also has federal and California research and development tax credit carryforwards of approximately $600,000 and $200,000, respectively, which expire in the years 2011 through 2020.

    Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of deferred income taxes are as follows (in thousands):

	March 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$11,600	$7,000
Research and development tax credits	800	600
Capitalized research and development	700	—
Amortization of intangible assets	200	300
Other	—	600

Total deferred tax assets	13,300	8,500
Valuation allowance	(13,300)	(8,500)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets increased by approximately, $4,800,000, $3,300,000 and $2,700,000 in the year ended March 31, 2001, 2000 and 1999, respectively. There were no offsets or other deductions to the valuation allowances in any year.

13. Segment Information

    Effective April 1, 1998, Pharsight adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Pharsight's revenue base is derived from the sale of licenses, information products and services to pharmaceutical companies on a world wide basis. Pharsight operates solely in one operating segment, the sale of licenses and consulting services to pharmaceutical companies. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, Pharsight has concluded that it contains only one reportable segment which is the design of clinical trials.

    Revenues from sales to customers by major geographic area for the years ended March 31 were (in thousands):

	Years Ended March 31,
	2001	2000	1999
United States	$8,183	$5,581	$2,918
Europe	3,219	2,835	778
Other	546	443	195

	$11,948	$8,859	$3,891

    No foreign country accounted for 10% or more of the Pharsight's total revenues in the years ended March 31, 2001, 2000 and 1999. All of the Pharsight's significant assets are located within the United States.

14. 401(k) Plan

    Pharsight has a 401(k) plan which covers all employees. Pharsight's contributions to the plan are discretionary. Through March 31, 2001, Pharsight has made no contributions to the plan.

15. Subsequent Events (Unaudited)

    In June, 2001 Pharsight extended and enhanced the previously unused credit facilities with Silicon Valley Bank, which remains unused and fully available. Pharsight now has $7,500,000 available under three different facilities. The credit facilities include $2,500,000 of secured revolving credit against 80% of eligible domestic accounts receivable, $1,500,000 of secured revolving credit against 90% of eligible foreign accounts receivable and $3,500,000 in a term loan secured by a perfected first position security interest in Pharsight's assets, excluding Intellectual Property.

    In June, 2001, the Compensation Committee of the Board of Directors amended Section 7(b) of the 2000 Equity Incentive Plan to increase the Annual Grant described therein to non-employee directors from its current level of 5,000 shares of Pharsight common stock to a new level of 10,000 shares effective as of the 2001 annual meeting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers will be contained under the captions "Proposal 1—Election of Directors" in our definitive Proxy Statement (our "Proxy Statement") with respect to our Annual Meeting of Stockholders, to be held on August 21, 2001, and is incorporated by reference into this report. Information concerning our Executive Officers is set forth under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be contained in our Proxy Statement under the caption "Executive Compensation", and is incorporated by reference into this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in our Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in our Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated by reference into this report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    Reference is made to page 29 under Item 8 Financial Statements and Supplementary Data for a list of all financial statements and schedules filed as a part of this report.

    2.
    Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

    The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2001.

  (c)
  Exhibits

    The following exhibits are filed with this report:

Exhibit Number	Description Of Document
3.2*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
4.1	Reference is made to Exhibits 3.2 and 3.3.
4.2*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.1*	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier.
10.2*	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998.
10.3*	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc.
10.4*	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier.
10.5*	Loan and Security Agreement, dated as of January 18, 2000, by and between Pharsight and Silicon Valley Bank.
10.6*	Loan and Security Agreement, dated as of March 31, 1998, by and between Pharsight and MMC/GATX Partnership No. 1.
10.7*	Loan and Security Agreement, dated as of June 8, 1998, by and between Pharsight and MMC/GATX Partnership No. l.
10.8*	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation.
10.9(1)*	Information Product Distribution Agreement, dated as of June 25, 1999, by and between Pharsight and Protocare Sciences, Inc.
10.10(1)*	Database License Agreement, dated as of February 24, 2000 by and between Pharsight and Duke University.
10.11.1*	Amendment No. 1 to Data Set License Agreement, dated as of April 11, 2000, between Pharsight and Lovelace Respiratory Research Institute.
10.12*(2)	Promissory note, dated as of July 25, 1996 from Robin Kehoe in favor of Pharsight.
10.13 (2)	Promissory note, dated as of June 2, 1998, from Robin Kehoe in favor of Pharsight.
10.14*(2)	Promissory note, dated as of June 15, 1999 from Robin Kehoe in favor of Pharsight.
10.15*(2)	Promissory note, dated as of January 25, 1998, from Daniel Weiner in favor of Pharsight.
10.16*(2)	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors.
10.17*(2)	Pharsight's 1997 Stock Option Plan.
10.18*(2)	Pharsight's 1995 Stock Option Plan.
10.19*(2)	Pharsight's 2000 Equity Incentive Plan and related documents.
10.20*(2)	Pharsight's 2000 Employee Stock Purchase Plan and related documents.
10.21*(2)	2000 CEO Non-Qualified Stock Option Plan.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see signature page hereof).

*
Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

(1)
Confidential treatment has been granted for portions of this exhibit.

(2)
Management contract or compensatory plan or arrangement.

(b)
FINANCIAL STATEMENT SCHEDULES.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
PHARSIGHT CORPORATION
March 31, 2001
(amounts in thousands)

Description	Balance as of Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance as of End of Year
Year ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$27	$98	$30	$95
Year ended March 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$27	$—	$—	$27
Year ended March 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$27	$—	$—	$27

(1)
represents amounts written-off as uncollectible

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California, on the 22nd day of June, 2001.

PHARSIGHT CORPORATION
By:	/s/ ROBIN A. KEHOE Robin A. Kehoe Senior Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur H. Reidel and Robin A. Kehoe, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ARTHUR H. REIDEL Arthur H. Reidel	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 22, 2001
/s/ ROBIN A. KEHOE Robin A. Kehoe	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 22, 2001
/s/ STEVEN D. BROOKS Steven D. Brooks	Director	June 22, 2001
/s/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	June 22, 2001
/s/ ROBERT B. CHESS Robert B. Chess	Director	June 22, 2001
/s/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 22, 2001
/s/ DEAN O. MORTON Dean O. Morton	Director	June 22, 2001
/s/ W. FERRELL SANDERS W. Ferrell Sanders	Director	June 22, 2001

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
3.2*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
4.1	Reference is made to Exhibits 3.2 and 3.3.
4.2*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.1*	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier.
10.2*	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998.
10.3*	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc.
10.4*	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier.
10.5*	Loan and Security Agreement, dated as of January 18, 2000, by and between Pharsight and Silicon Valley Bank.
10.6*	Loan and Security Agreement, dated as of March 31, 1998, by and between Pharsight and MMC/GATX Partnership No. 1.
10.7*	Loan and Security Agreement, dated as of June 8, 1998, by and between Pharsight and MMC/GATX Partnership No. l.
10.8*	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation.
10.9(1)*	Information Product Distribution Agreement, dated as of June 25, 1999, by and between Pharsight and Protocare Sciences, Inc.
10.10(1)*	Database License Agreement, dated as of February 24, 2000 by and between Pharsight and Duke University.
10.11.1*	Amendment No. 1 to Data Set License Agreement, dated as of April 11, 2000, between Pharsight and Lovelace Respiratory Research Institute.
10.12*	Promissory note, dated as of July 25, 1996 from Robin Kehoe in favor of Pharsight.
10.13	Promissory note, dated as of June 2, 1998, from Robin Kehoe in favor of Pharsight.
10.14*	Promissory note, dated as of June 15, 1999 from Robin Kehoe in favor of Pharsight.
10.15*	Promissory note, dated as of January 25, 1998, from Daniel Weiner in favor of Pharsight.
10.16*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors.
10.17*	Pharsight's 1997 Stock Option Plan.
10.18*	Pharsight's 1995 Stock Option Plan.
10.19*	Pharsight's 2000 Equity Incentive Plan and related documents.
10.20*	Pharsight's 2000 Employee Stock Purchase Plan and related documents.
10.21*	2000 CEO Non-Qualified Stock Option Plan.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1*	Power of Attorney (see signature page hereof).

*
Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

(1)
Confidential treatment has been granted for portions of this exhibit.

(2)
Management contract or compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors
PHARSIGHT CORPORATION BALANCE SHEETS (In thousands, except share amounts)
PHARSIGHT CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
PHARSIGHT CORPORATION STATEMENTS OF CASH FLOWS (In thousands)
PHARSIGHT CORPORATION NOTES TO FINANCIAL STATEMENTS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS