Form 10-Q
period 2001-06-30
PHARSIGHT CORP
filed 2001-08-14
CIK 1040853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

                                       or

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

                  YES            X                   NO
                           ------------------             ------

As of July 31, 2001, there were 18,494,421 outstanding shares of the Registrant's common stock, $.001 par value.

                              PHARSIGHT CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.   FINANCIAL INFORMATION
   Item 1.Financial Statements

     Condensed Balance Sheets as of June 30, 2001
     and March 31, 2001......................................................................3

     Condensed Statements of Operations for the
     Three Months Ended June 30, 2001 and 2000...............................................4

     Condensed Statements of Cash Flows for the
     Three Months Ended June 30, 2001 and 2000...............................................5

     Notes to Condensed Financial Statements.................................................6

   Item 2.Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................8

   Item 3.Quantitative and Qualitative Disclosures about Market Risk........................19


PART II.  OTHER INFORMATION

   Items 1 through 5........................................................................20

   Item 6.Exhibits and Report on Form 8-K...................................................20

     Exhibits...............................................................................22


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PHARSIGHT CORPORATION
                            CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        JUNE 30, 2001    MARCH 31, 2001
                                                                       ---------------   ---------------
                                                                          (unaudited)         (1)
ASSETS
Current assets:
   Cash and cash equivalents..........................................  $      14,212   $      15,414
   Short-term investments.............................................          2,976           5,959
   Accounts receivable, net...........................................          2,249           2,901
   Recognized income not yet billed...................................             --             102
   Prepaids and other current assets..................................            789           1,014
                                                                       ---------------   ---------------
Total current assets..................................................         20,226          25,390

Property and equipment, net...........................................          3,189           2,952
Intangible assets, net................................................            303             370
Other assets..........................................................            229             217
                                                                       ---------------   ---------------
Total assets..........................................................  $      23,947   $      28,929
                                                                       ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable...................................................  $         707   $         541
   Accrued expenses...................................................            981             883
   Accrued compensation...............................................          1,457           1,326
   Deferred revenue...................................................          2,467           2,251
   Current portion of notes payable...................................             --              75
   Current obligations under capital leases...........................            636             662
                                                                       ---------------   ---------------
Total current liabilities.............................................          6,248           5,738

Obligations under capital leases......................................            865             962

Commitments

Stockholders' equity:
   Common stock, $0.001 par value
     Authorized shares--120,000 at June 30 and March 31, 2001; Issued and outstanding shares--18,431 at June 30, 2001, and
     18,382 at March 31, 2001.........................................             18              18
   Additional paid-in capital.........................................         74,737          74,770
   Deferred stock compensation........................................         (4,105)         (5,197)
   Accumulated deficit................................................        (53,676)        (47,227)
   Accumulated other comprehensive income.............................              5               8
   Notes receivable from stockholders.................................           (145)           (143)
                                                                       ---------------   ---------------
Total stockholders' equity............................................         16,834          22,229
                                                                       ---------------   ---------------
Total liabilities and stockholders' equity............................  $      23,947   $      28,929
                                                                       ===============  ===============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

(1) Derived from the Company's audited financial statements as of March 31, 2001

                              PHARSIGHT CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2001            2000
                                                                       --------------  ----------------
Revenues:
   License and renewal................................................  $       1,007   $         834
   Services...........................................................          1,737           1,627
                                                                       --------------  ----------------
Total revenues........................................................          2,744           2,461

Costs and expenses:
   License and renewal (1)............................................            740             261
   Services (2).......................................................          1,702           1,136
   Research and development (3).......................................          1,994           1,981
   Sales and marketing (4)............................................          2,397           1,236
   General and administrative (5).....................................          1,453             764
   Amortization of deferred stock compensation........................          1,008           2,096
   Amortization of intangible assets..................................             67             168
                                                                       --------------  ----------------
Total costs and expenses..............................................          9,361           7,642
                                                                       --------------------------------
Loss from operations..................................................         (6,617)         (5,181)

Other income (expense):
   Interest expense...................................................            (45)            (82)
   Interest income and other, net.....................................            212             189
                                                                       --------------  ----------------
                                                                                  167             107

Net loss..............................................................         (6,450)         (5,074)
Accretion on Series C and Series D redeemable convertible
   preferred stock....................................................             --            (310)
                                                                       --------------  ----------------
Net loss attributable to common stockholders..........................  $      (6,450)  $      (5,384)
                                                                       =============== ================
Basic and diluted net loss per share attributable to common
   stockholders.......................................................  $       (0.35)  $       (1.39)
                                                                       ===============  ===============
Shares used to compute basic and diluted net loss per share
attributable to common stockholders...................................         18,212           3,862
                                                                       ===============  ===============

-----------------
(1) Excluding $61 and $128 in amortization of deferred stock compensation for the three months ended June 30, 2001 and 2000, respectively.
(2) Excluding $104 and $300 in amortization of deferred stock compensation for the three months ended June 30, 2001 and 2000, respectively.
(3) Excluding $114 and $289 in amortization of deferred stock compensation for the three months ended June 30, 2001 and 2000, respectively.
(4) Excluding $221 and $491 in amortization of deferred stock compensation for the three months ended June 30, 2001 and 2000, respectively.
(5) Excluding $508 and $888 in amortization of deferred stock compensation for the three months ended June 30, 2001 and 2000, respectively.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2001            2000
                                                                       ---------------  ---------------
OPERATING ACTIVITIES
Net loss..............................................................  $      (6,450)  $      (5,074)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred stock compensation........................          1,008           2,096
   Depreciation.......................................................            355             169
   Amortization of intangible assets..................................             67             168
   Changes in operating assets and liabilities:
     Accounts receivable..............................................            652            (315)
     Recognized income not yet billed.................................            102             225
     Prepaids and other current assets................................            225             (25)
     Other assets.....................................................            (12)             (1)
     Accounts payable.................................................            166             178
     Accrued expenses.................................................             98              10
     Accrued compensation.............................................            131            (119)
     Deferred revenue.................................................            216              23
     Accrued interest and other.......................................             (2)           (168)
                                                                       ---------------  ---------------
Net cash used in operating activities.................................         (3,444)         (2,833)

INVESTING ACTIVITIES
Purchases of property and equipment...................................           (592)           (621)
Purchases of short-term investments...................................         (1,977)         (1,500)
Maturities of short-term investments..................................          4,957           5,274
                                                                       ---------------  ---------------
Net cash provided by investing activities.............................          2,388           3,153

FINANCING ACTIVITIES
Principal payments on notes payable...................................            (75)         (1,543)
Principal payments on capital lease obligations.......................           (123)            (98)
Proceeds from the issuance of common stock............................             52              53
                                                                       ---------------  ---------------
Net cash used in financing activities.................................           (146)         (1,588)
                                                                       ---------------  ---------------
Net decrease in cash and cash equivalents.............................         (1,202)         (1,268)
Cash and cash equivalents at the beginning of the period..............         15,414           5,286
                                                                       ---------------  ---------------
Cash and cash equivalents at the end of the period....................  $      14,212   $       4,018
                                                                       ===============  ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES
Accretion of preferred stock.......................................... $           --   $         310
                                                                       ===============  ===============
Deferred stock compensation...........................................  $         (84)  $       9,895
                                                                       ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest................................................  $          48   $         176
                                                                       ===============  ===============
Cash paid for taxes...................................................  $          14   $           2
                                                                       ===============  ===============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                              PHARSIGHT CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

Pharsight Corporation (the "Company") develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. The Company's solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics. The Company was incorporated in California in April 1995 and was reincorporated in Delaware in June 2000.

The accompanying condensed financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information included in this report should be read in conjunction with the Company's financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002, or for any other future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.  NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of vested outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and, when dilutive, weighted average number of unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the as-if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------
                                                                            2001            2000
                                                                       ---------------  ---------------
Basic and diluted:
   Net loss...........................................................  $      (6,450)  $      (5,074)
   Accretion of preferred stock.......................................             --            (310)
                                                                       ---------------  ---------------
   Net loss attributable to common stockholders.......................  $      (6,450)  $      (5,384)
                                                                       ===============  ===============
   Weighted average common shares outstanding.........................         18,414           4,271
   Less weighted average common shares subject to repurchase..........           (202)           (409)
                                                                       ---------------  ---------------
   Shares used to compute basic and diluted net loss per share
     attributable to common stockholders..............................         18,212           3,862
                                                                       ===============  ===============
   Basic and diluted net loss per common share attributable to common
     stockholders.....................................................  $       (0.35)  $       (1.39)
                                                                       ===============  ===============

                              PHARSIGHT CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

 The Company has adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The Company's component of comprehensive income
(loss) consists solely of unrealized gain and losses on available for sale investments. The unrealized gains and losses have been insignificant for the three months ended June 30, 2001 and 2000, and consequently, net loss equals total comprehensive net loss.


NOTE 4.  RECENT ACCOUNTING PRONOUCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the Company's first fiscal quarter ended June 30, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is not expected to have a significant impact on the Company's net loss.

The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of the Company's fiscal year ended March 31, 2002. During fiscal 2003, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

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

OVERVIEW

         Pharsight Corporation develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our solution combines proprietary computer-based simulation, statistical and data analysis tools with strategic decision-making and the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics.

         In June 2001 we signed a significant agreement with Millennium Pharmaceuticals that represents their commitment to evaluate and apply our CATD technologies and includes milestones for future expansion.

         We have recently restructured our consulting organization, which we believed was necessary to meet the needs of our customers and for more efficiently managing sales opportunities, resulting in a new account management structure.

         In the first quarter of fiscal 2002, Janssen Pharmaceutica Products, L.P., became the first customer for our new Pharsight Knowledgebase Server (PKS) product. Additional evaluations for our new Pharsight Knowledgebase Server are continuing with several other customers. No PKS revenue was recognized in the first quarter.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

 REVENUES. License and renewal revenues increased 21% to $1.0 million in the three months ended June 30, 2001 from $834,000 in the three months ended June 30, 2000. The quarter-to-quarter increase was due to a 5% increase in the number of licenses sold. These additional licenses can be attributed to customers upgrading to our higher priced WinNonLin Enterprise product from earlier versions.

Service revenues increased 7% to $1.7 million in the three months ended June 30, 2001, from $1.6 million in the three months ended June 30, 2000. As of June 30, 2001, we were engaged with 14 of the top 20 major pharmaceutical companies. We are starting to see the percentage of service revenues begin to decline as a percentage of total revenues as we release new software products.

COST OF REVENUES. Cost of license and renewal revenues increased 184% to $740,000 in the three months ended June 30, 2001, from $261,000 in the three months ended June 30, 2000. The increase was due primarily to the inclusion of $489,000 in costs for the three months ended June 30, 2001 of our information products as cost of revenues. We began including our information product team's costs to convert data from contract providers into customer usable information as cost of revenue in December 2000. We anticipate this component of cost of revenues to increase as all future revenue-based royalties related to our information products will also be included in cost of revenues. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial and product updates provided for in our annual license agreements. Cost of license and renewal revenues as a percentage of license and renewal revenues was 73% for the three months ended June 30, 2001, compared to 31% in the comparable period in 2000.

Cost of services revenues increased 50% to $1.7 million in the three months ended June 30, 2001, from $1.1 million in the three months ended June 30, 2000. The increase was due primarily to increased services personnel in the strategic services group. In the fourth quarter of fiscal 2001 we hired several key new executives and reorganized our strategic services group, aligning project teams with key customer accounts. The reorganization was implemented to make improvements to our productivity, margins and revenues on an annual basis. Because we are still in transition to this new model, we do not expect to see significant benefits until the second half of fiscal 2002. The increase in headcount and related expenses over the prior year period enables us to have greater capacity later in the year. There is typically a six-month ramp to full productivity with our services personnel. Cost of services as a percentage of services revenues was 98% for the three months, ended June 30, 2001, compared to 70% in the comparable period in 2000.

 RESEARCH AND DEVELOPMENT. Research and development expenses increased less than 1% year-over-year and remain at $2.0 million in the three months ended June 30, 2001. Normalized for the cost of information products, recognized this year in cost of revenues, research and development expenses grew 25% year-over-year due to headcount growth. Research and development expenses as a percentage of revenues were 73% for the three months, ended June 30, 2001, compared to 80% in the comparable period in 2000. At the end of fiscal 2001 some employees that were previously engaged in research and development have been involved in producing our information products and their salaries have been recognized as part of cost of sales. Based on this trend, we believe research and development expenses will decline in fiscal 2002 as compared to fiscal 2001.

 SALES AND MARKETING. Sales and marketing expenses increased 94% to $2.4 million in the three months ended June 30, 2001, from $1.2 million in the three months ended June 30, 2000. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. Sales and marketing expenses as a percentage of total revenues were 87% for the three months ended June 30, 2001, compared to 50% in the comparable period in 2000. The increase in marketing and sales expenses as a percentage of total revenues reflects the rapid growth in the professionals selling and marketing our products and services. We expect our sales and marketing expenses to increase in absolute spending as we continue expansion of our field sales force in both the United States and Europe.

 GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 90% to $1.5 million in the three months ended June 30, 2001, from $764,000 in the three months ended June 30, 2000. This increase is due to the expenses associated with being a public company and strengthening our internal infrastructure, particularly our management information systems. General and administrative expenses as a percentage of total revenues were 53% for the three months ended June 30, 2001, compared to 31% in the comparable period in 2000. We believe the growth rate of general and administrative expenses will start to slow now that we have assembled our operations team and strengthened our internal infrastructure, particularly our management information systems.

DEFERRED STOCK COMPENSATION. During the three months ended June 30, 2001 and 2000, we recorded amortization of deferred compensation of $1,008,000, and $2,096,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of our common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options.

 OTHER INCOME (EXPENSE). Other income increased to $167,000 in the three months ended June 30, 2001, from $107,000 in the three months ended June 30, 2000. This change occurred as a result of higher interest income on a larger average balance of cash and short-term investments as well as lower interest expense as we reduced the outstanding balance of our notes payable.

 PROVISION FOR INCOME TAXES. As a result of our cumulative net operating losses, no provision for income taxes was recorded for the three months ended June 30, 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had $17.2 million in cash, cash equivalents and short-term investments, a decrease of $4.2 million from cash, cash equivalents and short-term investments held as of March 31, 2001. As of June 30, 2001, there were no borrowings under our line of credit. Our working capital, defined as current assets less current liabilities, at June 30, 2001, was $14.0 million, a decrease of $5.7 million in working capital from March 31, 2001. The decrease in the working capital is attributable to the increased operational spending and additional equipment purchases. In June 2001 we extended and enhanced our previously unused credit facilities with Silicon Valley Bank, which remains unused and fully available. We have $7.5 million available under three different facilities.

Net cash used in operating activities was $3.4 million in the three months ending June 30, 2001. The cash used was primarily attributable to the net loss of $6.5 million for the three months ending June 30, 2001, partially offset by non-cash charges totaling $1.4 million related to deferred stock compensation, depreciation and amortization, and the remainder being changes in operating assets and liabilities.

Net cash provided by investing activities was $2.4 million in the three months ending June 30, 2001. Net cash provided by investing activities consisted of the proceeds from maturities of short-term investments, net of purchases of short-term investments, partially offset by purchases of property and equipment.

Net cash used in financing activities was $146,000 in the three months ending June 30, 2001. Cash was used primarily by the principal payments on notes payable and capital leases, partially offset by proceeds from the issuance of common stock upon the exercise of stock options.

Based upon our current expectations, we believe that our existing cash reserves and our available borrowing capacity, together with expected cash from operations, will be sufficient to support our planned operations for at least the next 18 to 24 months. However, if our expectations do not prove to come true, we may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 did not have an impact on our financial position, results of operations or cash flows

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in our first fiscal quarter ended June 30, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is not expected to have a significant impact on our net loss.

The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of our fiscal year ended March 31, 2002. During fiscal 2003, we will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2002, we will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.


                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY.

         We commenced our operations in April 1995 and have incurred net losses since that time. As of June 30, 2001, we had an accumulated deficit of $53.7 million. We expect our net losses to continue as we increase our research and development costs and other costs to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to predict when, if ever, we may become profitable. We cannot assure you that we will ever generate sufficient revenues to achieve profitability. If our losses exceed the expectations of investors, the price of our common stock may decline.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

         We expect our quarterly operating results may fluctuate in the future, and may vary from securities analysts' and investors' expectations, depending on a number of factors described below and elsewhere in this "Risk Factors" section of Form 10-Q, including:

o      variances in demand for our products and services;
o timing of the introduction of new products or services and enhancements of existing products or services;
o      changes in research and development expenses;
o our ability to complete fixed-price service contracts without committing additional resources; and
o      changes in industry conditions affecting our customers.

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

         The lengths of our sales and implementation cycles are difficult to predict and depend on a number of factors, including the type of product or services being provided, the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales cycle is unpredictable and may take six months or more. Our implementation cycle is also difficult to predict and can be longer than one year. Each of these can result in delayed revenues, increased selling expenses and difficulty in matching revenues with expenses, which may contribute to fluctuations in our results of operations and cause our stock price to be volatile. A key element of our strategy is to market our product and service offerings to large organizations. These organizations can have elaborate decision-making processes and may require evaluation periods, which could extend the sales and implementation cycle. Moreover, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our product and service offerings, which may cause additional delays during the evaluation and acceptance process. We therefore have difficulty forecasting the timing and recognition of revenues from sales of our product and service offerings.

OUR REVENUE IS CONCENTRATED IN A FEW CUSTOMERS, AND IF WE LOSE ANY OF THESE CUSTOMERS OUR REVENUE MAY DECREASE SUBSTANTIALLY.

         We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2001, sales to our top two customers collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue. In the first quarter of fiscal 2002, sales to our top two customers collectively accounted for 34% of our revenue and sales to our top five customers for the first quarter accounted for 53% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

         Because our projects may contain scientific risks, which are difficult to foresee, we cannot guarantee that we will always be able to complete them. Any failure to meet our customers' expectations could harm our reputation and ability to generate new business. On a few occasions, we have encountered scientific limitations and been unable to complete a project. In each of these cases, we have been able to successfully renegotiate the terms of the project with the particular customer. We cannot assure you that we will be able to renegotiate our customer agreements if such circumstances occur in the future. Moreover, even if we complete a project, we may not meet our customers' expectations regarding the quality of our products and services or the timeliness of our services.

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

         An important component of our business strategy relates to our information products and as of June 30, 2001, we had generated very limited revenues from them. We released initial versions of these products in the fourth quarter of fiscal 2001, and market acceptance has been slow. Because the market for these products is new and emerging, it continues to be difficult to predict the level of market acceptance. We are responding to customer feedback and are working closely with strategic clients to match database offerings more closely to their needs. Our future business could be harmed if these products do not achieve commercial success.

IF WE ARE UNABLE TO OBTAIN SUFFICIENT DATA FROM THIRD-PARTY PROVIDERS, OUR INFORMATION PRODUCTS WILL NOT BE ATTRACTIVE TO CUSTOMERS.

         As of June 30, 2001, we have only established relationships with two organizations to provide data for inclusion in our information products. We may not be able to enter into additional agreements with content providers on commercially favorable terms, if at all. If we are unable to obtain adequate data, our information products will not be attractive to customers and, therefore, may not achieve commercial success. In addition, we cannot assure you that our existing or prospective data providers will not reassess their commitment to us in the future or develop competitive products internally.

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

OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND IF WE ARE UNABLE TO ADEQUATELY PROTECT THEM, OUR COMPETITIVE POSITION WILL SUFFER.

         Our intellectual property is important to our competitive position. We protect our proprietary information and technology through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We have filed thirteen patent applications, but do not currently have any patents issued. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary information and technology, nor can we guarantee that we will be successful in obtaining any patents or that the rights granted under such patents will provide a competitive advantage. Misappropriation of our intellectual property could harm our competitive position. We may also need to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result. In addition, the laws of some foreign countries provide less protection of intellectual property rights than the laws of the United States and Europe. As a result, we may have an increasingly difficult time adequately protecting our intellectual property rights as our sales in foreign countries grow.

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

         Future acquisitions may result in:

o        potentially dilutive issuances of equity securities;

o        the incurrence of additional debt;

o        the assumption of known and unknown liabilities; and

o the write-off of software development costs, and the amortization of expenses related to goodwill and other intangible assets and charges against earnings.

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

RISKS RELATED TO OUR STOCK

THE PUBLIC MARKET FOR OUR COMMON STOCK MAY BE VOLATILE.

The market price of our common stock has been, and we expect it to continue to be, highly volatile and to fluctuate significantly in response to various factors, including:

o      actual or anticipated variations in our quarterly operating results;
o announcements of technological innovations or new services or products by us or our competitors;
o      timeliness of our introductions of new products;
o      changes in financial estimates by securities analysts;
o      changes in the conditions and trends in the pharmaceutical market; and
o we have experienced very low trading volume in our stock, and so small purchases and sales can have a significant effect on our stock price.

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

         The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially owned or controlled 8,027,724 shares, or 42.4%, of the outstanding common stock, as of May 31, 2001. If our executive officers and directors choose to act or vote together, they will have the power to significantly influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2001 have not changed significantly.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 14, 2000, we closed the sale of a total of 3,000,000 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering. Of the $20.3 million in net proceeds raised by us in the offering, after deducting underwriting discounts and commissions, offering expenses and the repayment of $6.1 million to our holders of Series C preferred stock:

       1. approximately $11.8 million was used to fund ongoing operations, including research and development of new and existing products; acquisitions; and

       2. the remainder of the proceeds from the offering, approximately $8.5 million, remains invested in investment grade securities.

This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

As of June 30, 2001 we had a total of $17.2 million of cash and short-term investments.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

The following exhibits are filed with this report:

 EXHIBIT                       DESCRIPTION OF DOCUMENT
 NUMBER
    3.2* Amended and Restated Certificate of Incorporation of Pharsight.
    3.3* Bylaws of Pharsight.
    4.1  Reference is made to Exhibits 3.2 and 3.3.
    4.2* Amended and Restated Investors' Rights Agreement, dated as of September
         2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.

* Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by Pharsight during the quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHARSIGHT CORPORATION

Date:  August 10, 2001                  By:    /s/ Robin A. Kehoe
                                               ---------------------------------
                                                Robin A. Kehoe
                                                Senior Vice President, Finance and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)


                                  EXHIBIT INDEX


 EXHIBIT                       DESCRIPTION OF DOCUMENT
 NUMBER
    3.2* Amended and Restated Certificate of Incorporation of Pharsight.
    3.3* Bylaws of Pharsight.
    4.1  Reference is made to Exhibits 3.2 and 3.3.
    4.2* Amended and Restated Investors' Rights Agreement, dated as of September
         2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.


     * Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.