Form 10-Q
period 2001-09-30
PHARSIGHT CORP
filed 2001-11-14
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

                                YES         ☒                            NO          ☐

As of October 31, 2001, there were 18,609,415 outstanding shares of the Registrant's common stock, $.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	March 31,
	2001	2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$10,958	$15,414
Short-term investments	3,993	5,959
Accounts receivable, net	3,791	2,901
Recognized income not yet billed	—	102
Prepaids and other current assets	490	1,014

Total current assets	19,232	25,390

Property and equipment, net	3,340	2,952
Intangible assets, net	274	370
Other assets	218	217

Total assets	$23,064	$28,929

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$646	$541
Accrued expenses	1,460	883
Accrued compensation	1,491	1,326
Deferred revenue	2,984	2,251
Current portion of notes payable	1,000	75
Current obligations under capital leases	650	662

Total current liabilities	8,231	5,738

Obligations under capital leases	692	962
Long Term portion of notes payable	1,000	—

Commitments

Stockholders’ equity:
Common stock, $0.001 par value Authorized shares—120,000 at September 30 and March 31, 2001; Issued and outstanding shares—18,534 at September 30, 2001, and 18,382 at March 31, 2001	19	18
Preferred stock, $0.001 par value Authorized shares—5,000,000 at September 30 and March 31, 2001; Issued and outstanding shares—none at September 30 and March 31, 2001	—	—
Additional paid-in capital	74,761	74,770
Deferred stock compensation	(3,191)	(5,197)
Accumulated deficit	(58,306)	(47,227)
Accumulated other comprehensive income	6	8
Notes receivable from stockholders	(148)	(143)

Total stockholders’ equity	13,141	22,229

Total liabilities and stockholders’ equity	$23,064	$28,929

The accompanying notes are an integral part of these condensed financial statements.

(1)   Derived from the Company’s audited financial statements as of March 31, 2001

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(unaudited)
Revenues:
License and renewal	$1,293	$874	$2,300	$1,708
Services	2,423	2,135	4,160	3,762

Total revenues	3,716	3,009	6,460	5,470

Costs and expenses:
License and renewal (1)	621	186	1,361	447
Services (2)	1,624	1,121	3,326	2,257
Research and development (3)	1,746	2,121	3,740	4,102
Sales and marketing (4)	2,149	1,501	4,546	2,737
General and administrative (5)	1,452	929	2,905	1,693
Amortization of deferred stock compensation	793	2,022	1,801	4,118
Amortization of intangible assets	29	141	96	309

Total costs and expenses	8,414	8,021	17,775	15,663

Loss from operations	(4,698)	(5,012)	(11,315)	(10,193)

Other income (expense):
Interest expense	(48)	(44)	(93)	(126)
Interest income and other, net	117	369	329	558

	69	325	236	432

Net loss	(4,629)	(4,687)	(11,079)	(9,761)
Accretion on Series C and Series D redeemable convertible preferred stock	—	(133)	—	(443)

Net loss attributable to common stockholders	$(4,629)	$(4,820)	$(11,079)	$(10,204)

Basic and diluted net loss per share attributable to common stockholders	$(0.25)	$(0.40)	$(0.61)	$(1.28)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	18,339	12,029	18,276	7,946

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

Excluding amortization of deferred stock compensation as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(unaudited)
(1) License and renewal	$52	$117	$113	$245
(2) Services	59	261	163	561
(3) Research and development	74	228	188	518
(4) Sales and marketing	185	476	406	967
(5) General and administrative	423	940	931	1,827

	$793	$2,022	$1,801	$4,118

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2001	2000
	(unaudited)
Operating activities
Net loss	$(11,079)	$(9,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	1,801	4,118
Depreciation	758	385
Amortization	96	309
Changes in operating assets and liabilities:
Accounts receivable	(890)	(543)
Recognized income not yet billed	102	196
Prepaids and other assets	524	(153)
Accounts payable	105	(29)
Accrued expenses	577	459
Accrued compensation	165	245
Deferred revenue	733	(26)
Accrued interest and other	(6)	(166)
Net cash used in operating activities	(7,114)	(4,966)

Investing activities
Purchases of property and equipment	(1,146)	(841)
Purchases of short-term investments	(3,993)	(7,408)
Maturities of short-term investments	5,957	8,001
Net cash provided by (used in) investing activities	818	(248)

Financing activities
Proceeds from notes payable	2,000	—
Principal payments on notes payable	(75)	(1,798)
Principal payments on capital lease obligations	(282)	(200)
Payments to holders of Series C preferred stock	—	(6,109)
Proceeds from the issuance of common stock	197	27,100
Net cash provided by financing activities	1,840	18,993

Net increase (decrease) in cash and cash equivalents	(4,456)	13,779
Cash and cash equivalents at the beginning of the period	15,414	5,286
Cash and cash equivalents at the end of the period	$10,958	$19,065

Supplemental disclosures of noncash activities
Accretion of preferred stock	$—	$443
Conversion of preferred stock to common stock	$—	$9,373
Reversal of preferred stock accretion upon conversion	$—	$3,548
Deferred stock compensation	$205	$10,070

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Pharsight Corporation (the “Company”) develops and markets products and services that help pharmaceutical and biotechnology companies improve their decision-making in drug development and commercialization. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, the Company helps its customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between.  The Company uses computer–based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of its customers’ development efforts and product portfolios.  The Company was incorporated in California in April 1995 and was reincorporated in Delaware in June 2000.

The accompanying condensed financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information included in this report should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002, or for any other future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2.NET LOSS PER SHARE

Basic net loss per share is computed using the weighted–average number of vested (i.e. not subject to a right of repurchase) outstanding shares of common stock. Diluted net loss per share is computed using the weighted–average number of shares of vested common stock outstanding and, when dilutive, weighted average number of unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the as-if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive.

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic and diluted:
Net loss	$(4,629)	$(4,687)	$(11,079)	$(9,761)
Accretion of preferred stock	—	(133)	—	(443)

Net loss attributable to common stockholders	$(4,629)	$(4,820)	$(11,079)	$(10,204)

Weighted average common shares outstanding	18,494	12,407	18,455	8,339
Less weighted average common shares subject to repurchase	(155)	(378)	(179)	(393)

Shares used to compute basic and diluted net loss per share	18,339	12,029	18,276	7,946

Basic and diluted net loss per common share	$(0.25)	$(0.40)	$(0.61)	$(1.28)

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

The Company's component of comprehensive income (loss) consists solely of unrealized gain and losses on available for sale investments. The unrealized gains and losses have been insignificant for the three and six months ended September 30, 2001 and 2000, and consequently, net loss equals total comprehensive net loss.

NOTE 4. NOTES PAYABLE

In June, 2001 the Company extended and enhanced the previously unused credit facilities with Silicon Valley Bank, which was unused and fully available prior to September 2001.  The Company has $7.5 million available under three different facilities.  The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a term loan secured by a perfected first position security interest in the Company’s assets, excluding Intellectual Property.

In September 2001, the Company initiated borrowings of $2.0 million from its Silicon Valley Bank credit facilities.

NOTE 5.  RECENT ACCOUNTING PRONOUCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the Company’s first fiscal quarter ended June 30, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is not expected to have a significant impact on the Company’s net loss.

The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will not be amortized.  Goodwill existing at June 30, 2001, will continue to be amortized through the end of the Company’s fiscal year ended March 31, 2002.  During fiscal 2003, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test.  Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

NOTE 6. SUBSEQUENT EVENTS

On November 1, 2001, the Company announced that it is taking actions intended to reduce expenses by approximately $5.0 million on an annualized basis.  These savings are, in part, to be achieved by reducing the Company’s workforce by 20 employees, or approximately 15% of the workforce across certain Company departments during the quarter ended December 31, 2001.  In connection with these actions, the Company expects to record a restructuring charge of approximately $750,000.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.  This report on Form 10-Q contains forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements are usually accompanied by words like “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. Our actual results could differ materially from those discussed by these forward–looking statements as a result of factors, which include, but are not limited to, those discussed under “Risk Factors” below.  We caution readers not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgement, belief or expectation only as of the date hereof.

Overview

                Pharsight Corporation develops and markets products and services that help pharmaceutical and biotechnology companies improve their decision-making in drug development and commercialization. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between.  We use computer–based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers’ development efforts and product portfolios.

                In the first quarter of fiscal 2002, Janssen Pharmaceutica Products, L.P., became the first customer for our new Pharsight Knowledgebase Server (PKS) product. Additional evaluations for our new Pharsight Knowledgebase Server are underway with other existing customers that use our other proprietary software and consulting services.  The second quarter of fiscal 2002 is the first quarter in which PKS revenue has been recognized.

Recent Events

                On November 1, 2001, we announced that we are taking actions intended to reduce expenses by approximately $5.0 million on an annualized basis.  These savings are, in part, to be achieved by reducing our workforce by 20 employees, or approximately 15% of the workforce across certain of our departments, during the quarter ended December 31, 2001.  In connection with these actions, we expect to record a restructuring charge of approximately $750,000.  In addition, we have implemented a number of cost cutting initiatives, including the cancellation of certain discretionary marketing programs, elimination of most independent contractors, the consolidation of a number of our leased facilities and the discontinuance of elements of our information products business.  We are suspending all marketing and acquisition of data for our information products business.  In certain cases, data that has previously been developed will be potentially delivered as part of future services offerings.  Our Clinical Work Bench (CWB) product continues to be developed and marketed as a vehicle for pharmaceutical and biotech companies to view their own proprietary data.

Results of Operations

Three and Six Months Ended September 30, 2001 and 2000

Revenues

 Total revenues increased 24% to $3.7 million in the three months ended September 30, 2001 from $3.0 in the three months ended September 30, 2000.  For the first six months of fiscal 2002, total revenues increased 18% to $6.5 million from $5.5 million in the comparable period in fiscal 2001.

License and renewal revenues increased 48% to $1.3 million in the three months ended September 30, 2001 from $874,000 in the three months ended September 30, 2000.  For the first six months of fiscal 2002, license and renewal revenues increased 35% to $2.3 million from $1.7 million in the comparable period in fiscal 2001. The quarter-to-quarter increase was due to our first recognition of PKS revenue, along with an 18% increase in the average selling price (ASP) of initial licenses sold. The increased ASP is attributed to customers upgrading to our higher priced WinNonLin Enterprise product from earlier versions.

Service revenues increased 13% to $2.4 million in the three months ended September 30, 2001, from $2.1 million in the three months ended September 30, 2000. For the first six months of fiscal 2002, service revenues increased 11% to $4.2 million from $3.8 million in the comparable period in fiscal 2001. The increases for both the second quarter and first six months of fiscal 2002 are driven by the addition of services rendered under new consulting agreements as well as expanded services rendered under our existing engagements.  As of September 30, 2001, we were engaged with 16 of the top 20 major pharmaceutical companies.  We are continuing to see the percentage of service revenues decline as a percentage of total revenues as we release new software products.

Cost of Revenues

Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial and product updates provided for in our annual license agreements.  Cost of license and renewal revenues increased 234% to $621,000 in the three months ended September 30, 2001, from $186,000 in the three months ended September 30, 2000.  For the first six months of fiscal 2002, cost of license and renewal revenues increased 204% to $1.4 million from $447,000 in the comparable period in fiscal 2001. The increases were due primarily to the inclusion of $385,000 in costs for the three months, and $874,000 in costs for the six months ended September 30, 2001, of our information products as cost of revenues.  We began including our information product team’s costs to convert data from contract providers into customer usable information as cost of revenue in December 2000.  Excluding costs from information products, cost of license and renewal revenues as a percentage of license and renewal revenues was 18% for the three months ended September 30, 2001, compared to 21% in the same period in 2000. For the first six months of fiscal 2002, cost of license and renewal revenues excluding costs from information products as a percentage of license and renewal revenues was 21%, compared to 26% in the same period in fiscal 2001.  We anticipate the cost of revenues associated with our information products to significantly decrease beginning in the third quarter of fiscal 2002 as a result of the discontinuance of elements of our information products business in our restructuring.

Cost of services revenues increased 45% to $1.6 million in the three months ended September 30, 2001, from $1.1 million in the three months ended September 30, 2000.  For the first six months of fiscal 2002, cost of services revenues increased 47% to $3.3 million from $2.3 million in the comparable period in fiscal 2001. The increases were due primarily to increased services personnel in the strategic services group.  In the fourth quarter of fiscal 2001 we hired several key new executives and reorganized our strategic services group, aligning project teams with key customer accounts. The reorganization was implemented to make improvements to our productivity, margins and revenues on an annual basis.  Because we are still in transition to this new model, we do not expect to see significant benefits until the second half of fiscal 2002.  The increase in headcount and related expenses over the prior year period enables us to have greater capacity later in the year.  There is typically a six-month ramp to full productivity with our services personnel. Cost of services as a percentage of services revenues was 67% for the three months ended September 30, 2001, compared to 53% in the same period in 2000. For the first six months of fiscal 2002, cost of services as a percentage of services revenues was 80%, compared to 60% in the same period in fiscal 2001.

Operating Expenses

 Research and development.  Research and development expenses decreased 18% to $1.7 million in the three months ended September 30, 2001 from $2.1 million in the comparable period in 2000. For the first six months of fiscal 2002, research and development expenses decreased 9% to $3.7 million from $4.1 million in the comparable period in fiscal 2001. At the end of fiscal 2001 some employees that were previously engaged in research and development have been involved in producing our information products and their salaries have been recognized as part of cost of sales.  Normalized for the cost of information products, recognized this year in cost of revenues, research and development expenses were unchanged between the comparable quarterly periods ending September 30, 2000 and 2001. Research and development expenses as a percentage of revenues were 47% for the three months ended September 30, 2001, compared to 70% in the comparable period in 2000. For the first six months of fiscal 2002, research and development expenses as a percentage of revenues was 58%, compared to 75% in the same period in fiscal 2001. We believe research and development expenses will decline in absolute spending in fiscal 2002 as compared to fiscal 2001.

 Sales and marketing.  Sales and marketing expenses increased 43% to $2.1 million in the three months ended September 30, 2001, from $1.5 million in the three months ended September 30, 2000. For the first six months of fiscal 2002, sales and marketing expenses increased 66% to $4.5 million from $2.7 million in the comparable period in fiscal 2001. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. Sales and marketing expenses as a percentage of total revenues were 58% for the three months ended September 30, 2001, compared to 50% in the comparable period in 2000. For the first six months of fiscal 2002, sales and marketing expenses as a percentage of revenues was 70%, compared to 50% in the same period in fiscal 2001. The increase in sales and marketing expenses as a percentage of total revenues reflects the rapid growth in the professionals selling and marketing our products and services. We estimate our sales and marketing expenses to decrease as a percentage of revenue as we experience productivity related to changes in sales and marketing management and a more focused sales process.

 General and administrative.  General and administrative expenses increased 56% to $1.5 million in the three months ended September 30, 2001, from $929,000 in the three months ended September 30, 2000. For the first six months of fiscal 2002, general and administrative expenses increased 72% to $2.9 million from $1.7 million in the comparable period in fiscal 2001. This increase is due to the expenses associated with being a public company and strengthening our internal infrastructure, particularly our management information systems. General and administrative expenses as a percentage of total revenues were 39% for the three months ended September 30, 2001, compared to 31% in the comparable period in 2000. For the first six months, general and administrative expenses as a percentage of revenues was 45% for fiscal 2002, compared to 31% in the same period in 2001. We are seeing a reduction in spending, as a percent of revenue, of general and administrative expenses.  We expect that this will continue slowing down now that we have assembled our operations team and strengthened our internal infrastructure.

Deferred Stock Compensation.  During the three months ended September 30, 2001 and 2000, we recorded amortization of deferred compensation of $793,000, and $2.0 million, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of our common stock.  For the first six months of fiscal 2002, deferred stock compensation expenses decreased 56% to $1.8 million from $4.1 million in the comparable period in fiscal 2001. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options.

 Other income (expense).  Other income decreased to $69,000 in the three months ended September 30, 2001, from $325,000 in the three months ended September 30, 2000. For the first six months of fiscal 2002, other income decreased 45% to $236,000 from $432,000 in the comparable period in fiscal 2001. This change occurred as a result of lower interest income resulting from a lower average balance of cash and short–term investments and lower interest rates.  Interest expense, representing expenses incurred for our capital leases, was relatively unchanged between the comparable periods.

 Provision for income taxes.  As a result of our cumulative net operating losses, no provision for income taxes was recorded for the three or six months ended September 30, 2001 and 2000.

Liquidity and Capital Resources

As of September 30, 2001, we had $15.0 million in cash, cash equivalents and short–term investments, a decrease of $6.4 million from cash, cash equivalents and short–term investments held as of March 31, 2001.  As of September 30, 2001, there were $2.0 million in borrowings under our line of credit.  These were the initial draw-downs of these facilities.  Our working capital, defined as current assets less current liabilities, at September 30, 2001, was $11.0 million, a decrease of $8.7 million in working capital from March 31, 2001. The decrease in the working capital is attributable to the increased operational spending and additional equipment purchases.

Net cash used in operating activities for the six months ending September 30, 2001 was $7.1 million and primarily reflects our net loss for the period, partially offset by non-cash charges related to deferred stock compensation, depreciation and amortization, and the remainder being changes in operating assets and liabilities.

Net cash provided by investing activities was $818,000 for the six months ending September 30, 2001. This consisted of the proceeds from maturities of short-term investments, net of purchases of short-term investments, partially offset by purchases of property and equipment.

Net cash provided by financing activities was $1.8 million for the six months ending September 30, 2001. Cash from financing activities was provided primarily from the borrowing of $2.0 million from our Silicon Valley Bank credit facilities.  Decreasing this amount were principal payments on capital leases, principally offset by proceeds from the issuance of common stock upon the exercise of stock options.

We currently anticipate that our current cash, cash equivalents, investments and available credit facilities will be sufficient to meet our anticipated cash needs for the working capital and capital expenditures for at least the next 12 months.  However, we may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  These standards become effective for fiscal years beginning after December 15, 2001. Beginning in our first fiscal quarter ended June 30, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is not expected to have a significant impact on our net loss.

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

                We commenced our operations in April 1995 and have incurred net losses since that time. As of September 30, 2001, we had an accumulated deficit of $58.3 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that as a result of our recent restructuring actions, we intend to achieve breakeven (ebitda) during the second-half of calendar 2002; however, this expectation is based on a number of assumptions outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may never achieve profitability. If our losses exceed the expectations of investors, the price of our common stock may decline.

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

•             our ability to complete fixed–price service contracts without committing additional resources; and

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

                On November 1, 2001, we announced that we are taking actions intended to reduce our expenses by approximately $5 million on an annualized basis.  However if we are unable to achieve the productivity increases we have planned and if we are unable to achieve other expense reduction goals, we may not achieve this level of annualized savings, which would limit our ability to become profitable.

                Our cost-cutting actions leave us with less available capacity to deliver our products and services.  If there is a significant increase in demand from our estimates, it will take us longer to react to satisfy this demand, which would limit our ability to grow our business and potentially become profitable.

Because our sales and implementation cycles are long and unpredictable, our revenues are difficult to predict and may not meet our expectations or those of our investors.

                The lengths of our sales and implementation cycles are difficult to predict and depend on a number of factors, including the type of product or services being provided, the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales cycle is unpredictable and may take six months or more. Our implementation cycle is also difficult to predict and can be longer than one year. Each of these can result in delayed revenues, increased selling expenses and difficulty in matching revenues with expenses, which may contribute to fluctuations in our results of operations and cause our stock price to be volatile. A key element of our strategy is to market our product and service offerings to large organizations. These organizations can have elaborate decision–making processes and may require evaluation periods, which could extend the sales and implementation cycle. Moreover, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our product and service offerings, which may cause additional delays during the evaluation and acceptance process. We therefore have difficulty forecasting the timing and recognition of revenues from sales of our product and service offerings.

Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.

                We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2001, sales to our top two customers collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue. In the first six months of fiscal 2002, sales to our top two customers collectively accounted for 29% of our revenue and sales to our top five customers for the first six months accounted for 51% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

If we are unable to generate additional sales from existing customers and generate sales to new customers, we may not be able to generate sufficient revenues to become profitable.

                Our success depends on our ability to develop our existing customer relationships and establish relationships with additional pharmaceutical and biotechnology companies. If we lose any significant relationships with existing customers or fail to establish additional relationships, we may not be able to execute our business plan and our business will suffer. Developing customer relationships with pharmaceutical companies can be difficult for a number of reasons. These companies are often very large organizations with complex decision–making processes that are difficult to change. In addition, because our products and services relate to the core technologies of these companies, these organizations are generally cautious about working with outside companies. Some potential customers may also resist working with us until our products and services have achieved more widespread market acceptance. Our existing customers could also reassess their commitment to us, not renew existing agreements or choose not to expand the scope of their relationship with us.

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

If we are required to commit unanticipated resources to complete fixed–price service contracts, we may incur losses on these contracts, which could cause our operating results to decline.

                A significant portion of revenue from our short–term agreements has been derived from service contracts that are billed on a fixed–price basis. These contracts specify certain obligations and deliverables to be met by us regardless of our actual costs incurred. Our failure to accurately estimate the resources required for a fixed–price service contract could cause us to commit additional resources to a project, which could cause our operating results to decline. We cannot assure you that we can successfully complete these contracts on budget, and our inability to do so could harm our business.

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

Progress with our information products has been slow, and we have discontinued portions of this business. Our future revenue and operating results could be harmed if our Clinical Work Bench product, which incorporates our information products technology, does not achieve commercial success.

                We recently decided to suspend all marketing and acquisition of data for our information products business. However, we continue to sell our Clinical Work Bench (CWB) product and as of September 30, 2001, we had generated very limited revenues from this product.  The CWB product, which can be used in conjunction with our strategic services, enables customers to access, organize and search their large databases containing patient level information. Because the market for this product is new and emerging, it continues to be difficult to predict the level of market acceptance.   Consequently, our future business could be harmed if this product does not achieve commercial success.

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

•             the assumption of known and unknown liabilities; and

•             the write–off of software development costs, and the amortization of expenses related to goodwill and other intangible assets and charges against earnings.

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

ITEM 1.  LEGAL PROCEEDINGS

                Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 14, 2000, we closed the sale of a total of 3,000,000 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering. Of the $20.3 million in net proceeds raised by us in the offering, after deducting underwriting discounts and commissions, offering expenses and the repayment of $6.1 million to our holders of Series C preferred stock:

1.     approximately $15.4 million was used to fund ongoing operations, including research and development of new and existing products; acquisitions; and

2.     the remainder of the proceeds from the offering, approximately $4.9 million, remains invested in investment grade securities.

This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

As of September 30, 2001 we had a total of $15.0 million of cash and short-term investments.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5. OTHER INFORMATION

Effective October 29, 2001, Robin Kehoe, Chief Financial Officer, is on an extended medical leave of absence.

Effective October 18, 2001, Charles Faas, was appointed Chief Accounting Officer and Treasurer.

Effective October 18, 2001, Les Wright, was appointed interim Chief Financial Officer.

Effective October 18, 2001, Mark Robillard, was appointed Vice President of Global Sales.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS.

The following exhibits are filed with this report:

Exhibit
Number

Description Of Document

3.2	*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3	*	Bylaws of Pharsight.
4.1		Reference is made to Exhibits 3.2 and 3.3.
4.2	*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.22		Employment Letter, dated September 26, 2001, between the Company and Mark Robillard

*              Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

        (b)   REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by Pharsight during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date:	November 14, 2001	By:	/s/ Charles K. Faas
Charles K. Faas
Vice President, Finance and Chief Accounting Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit

Number

Description Of Document

3.2	*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3	*	Bylaws of Pharsight.
4.1		Reference is made to Exhibits 3.2 and 3.3.
4.2	*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.22		Employment Letter, dated September 26, 2001, between the Company and Mark Robillard

*       Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.