Form 10-Q
period 2001-12-31
PHARSIGHT CORP
filed 2002-02-14
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                    to

Commission file number 000-31253

PHARSIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0401273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 WEST EL CAMINO REAL, MOUNTAIN VIEW, CA	94040
(Address of principal executive offices)	(zip code)

(650) 314-3800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                   NO  ☐

As of January 31, 2002, there were 18,679,456 outstanding shares of the Registrant’s common stock, $.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

PART I.         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2001	March 31, 2001
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$11,492	$15,414
Short-term investments	1,992	5,959
Accounts receivable, net	3,637	2,901
Recognized income not yet billed	184	102
Prepaids and other current assets	563	1,014

Total current assets	17,868	25,390

Property and equipment, net	2,988	2,952
Intangible assets, net	244	370
Other assets	230	217

Total assets	$21,330	$28,929

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$429	$541
Accrued expenses	1,552	883
Accrued compensation	1,913	1,326
Deferred revenue	3,779	2,251
Current portion of notes payable	1,250	75
Current obligations under capital leases	674	662

Total current liabilities	9,597	5,738

Obligations under capital leases	503	962
Notes payable	1,750	—

Commitments

Stockholders’ equity:
Common stock, $0.001 par value Authorized shares—120,000 at December 31 and March 31, 2001; Issued and outstanding shares—18,641 at December 31, 2001, and 18,382 at March 31, 2001	19	18
Preferred stock, $0.001 par value Authorized shares —5,000 at December 31 and March 31, 2001; Issued and outstanding shares—none at December 31 and March 31, 2001	—	—
Additional paid-in capital	74,699	74,770
Deferred stock compensation	(2,380)	(5,197)
Accumulated deficit	(62,763)	(47,227)
Accumulated other comprehensive income (loss)	(1)	8
Notes receivable from stockholders	(94)	(143)
Total stockholders’ equity	9,480	22,229
Total liabilities and stockholders’ equity	$21,330	$28,929

The accompanying notes are an integral part of these condensed financial statements.

(1)               Derived from the Company’s audited financial statements as of March 31, 2001.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)
Revenues:
License and renewal	$1,328	$915	$3,628	$2,623
Services	2,692	2,561	6,852	6,323
Total revenues	4,020	3,476	10,480	8,946

Costs and expenses:
License and renewal (1)	315	570	1,676	1,017
Services (2)	1,539	1,302	4,865	3,559
Research and development (3)	1,399	1,730	5,139	5,832
Sales and marketing (4)	2,185	2,058	6,731	4,795
General and administrative (5)	1,684	1,041	4,589	2,734
Amortization of deferred stock compensation	654	1,801	2,455	5,919
Amortization of intangible assets	29	131	125	440
Restructuring charges	676	—	676	—
Total costs and expenses	8,481	8,633	26,256	24,296
Loss from operations	(4,461)	(5,157)	(15,776)	(15,350)
Other income (expense):
Interest expense	(67)	(47)	(160)	(173)
Interest income and other, net	71	396	400	954
Net loss	(4,457)	(4,808)	(15,536)	(14,569)
Accretion on Series C and Series D redeemable convertible preferred stock	—	—	—	(443)
Net loss attributable to common stockholders	$(4,457)	$(4,808)	$(15,536)	$(15,012)
Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.27)	$(0.85)	$(1.33)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	18,495	17,925	18,349	11,272

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

Excluding amortization of deferred stock compensation as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)
(1) License and renewal	$43	$111	$156	$356
(2) Services	39	156	202	715
(3) Research and development	59	207	247	723
(4) Sales and marketing	156	454	562	1,416
(5) General and administrative	357	873	1,288	2,709
	$654	$1,801	$2,455	$5,919

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2001	2000
	(unaudited)
Operating activities
Net loss	$(15,536)	$(14,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	2,455	5,919
Depreciation	1,172	634
Amortization	126	440
Write-off of assets	81	—
Issuance of options in exchange of services	20	—
Compensation expenses related to accelerated vesting of options	35	—
Changes in operating assets and liabilities:
Accounts receivable	(736)	(810)
Recognized income not yet billed	(82)	12
Prepaids and other assets	438	(566)
Accounts payable	(112)	69
Accrued expenses	669	597
Accrued compensation	587	910
Deferred revenue	1,528	598
Accrued interest and other	49	(170)
Net cash used in operating activities	(9,306)	(6,936)

Investing activities
Purchases of property and equipment	(1,289)	(1,395)
Purchases of short-term investments	(5,990)	(10,361)
Maturities of short-term investments	9,948	14,575
Net cash provided by investing activities	2,669	2,819

Financing activities
Proceeds from the issuance of capital leases	—	757
Proceeds from notes payable	3,000	—
Principal payments on notes payable	(75)	(2,108)
Principal payments on capital lease obligations	(447)	(327)
Payments to holders of Series C preferred stock	—	(6,109)
Proceeds from the issuance of common stock	237	26,846
Net cash provided by financing activities	2,715	19,059

Net increase (decrease) in cash and cash equivalents	(3,922)	14,942
Cash and cash equivalents at the beginning of the period	15,414	5,286
Cash and cash equivalents at the end of the period	$11,492	$20,228

Supplemental disclosures of noncash activities
Accretion of preferred stock	$—	$443
Conversion of preferred stock to common stock	$—	$9,373
Reversal of preferred stock accretion upon conversion	$—	$3,548
Deferred stock compensation	$—	$10,070
Reversal of deferred stock compensation upon cancellation of unvested options	$(362)	$(325)

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002, or for any other future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2.    NET LOSS PER SHARE

Basic net loss per share is computed using the weighted–average number of vested (i.e. not subject to a right of repurchase) outstanding shares of common stock. Diluted net loss per share is computed using the weighted–average number of shares of vested common stock outstanding and, when dilutive, weighted average number of unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the as-if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive due to the net loss in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Basic and diluted:
Net loss	$(4,457)	$(4,808)	$(15,536)	$(14,569)
Accretion of preferred stock	—	—	—	(443)
Net loss attributable to common stockholders	$(4,457)	$(4,808)	$(15,536)	$(15,012)
Weighted average common shares outstanding	18,611	18,247	18,507	11,642
Less weighted average common shares subject to repurchase	(116)	(322)	(158)	(370)
Shares used to compute basic and diluted net loss per share	18,495	17,925	18,349	11,272
Basic and diluted net loss per common share	$(0.24)	$(0.27)	$(0.85)	$(1.33)

NOTE 3.    COMPREHENSIVE INCOME (LOSS)

The Company’s component of comprehensive income (loss) consists solely of unrealized gain and losses on available for sale investments.  The unrealized gains and losses have been insignificant for the three and nine months ended December 31, 2001 and 2000, and consequently, net loss approximates total comprehensive net loss.

NOTE 4.    RESTRUCTURING CHARGE

During the three months ended December 31, 2001, the Company implemented a restructuring program to better align operating expenses with anticipated revenues.  The restructuring actions reduced resources in non-core areas such as our Information Products.  The Company recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs.  The restructuring program resulted in the reduction in force across all company functions of approximately 14% or 20 employees.  As of December 31, 2001 all 20 employees had been terminated as a result of the program.  The restructuring actions did not impact the resources assigned to develop and support current and future Pharsight® Knowledgebase ServerTM, WinNonlin®, WinNonMix® and Trial SimulatorTM product families. At December 31, 2001, the Company had $401,000 of accrued restructuring costs related to monthly lease expenses for two facilities that were exited in 2001, employee severance payments and other exit costs.

The following table depicts the restructuring activity during the nine months ended December 31, 2001:

		Expenditures
Category	Additions	Cash	Non-Cash	Balance at December 31, 2001
(in thousands)
Vacated facilities	$402	$(6)	$(78)	$318
Employee severance	253	(191)		62
Other costs	21			21
Total	$676	$(197)	$(78)	$401

NOTE 5.    NOTES PAYABLE

In June 2001 the Company extended and enhanced the previously unused credit facilities with Silicon Valley Bank.  The Company has $7.5 million available under three different facilities.  The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a term loan secured by certain assets of the Company, excluding Intellectual Property.

In December 2001, the Company borrowed an additional $1.0 million from its Silicon Valley Bank term loan credit facility, increasing the total borrowings to $2.0 million on the term loan.  The secured term loan is payable over forty-eight months, beginning in July 2002.  As of December 2001, the Company continues to have $1 million borrowed from its revolving credit facility.  This revolving credit facility expires in June 2002.

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will not be amortized.  Goodwill existing at June 30, 2001, will continue to be amortized through the end of the Company’s fiscal year ended March 31, 2002 and will be tested for impairment using the current method, which uses an undiscounted cash flow test. Beginning in the Company’s first fiscal quarter ended June 30, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is not expected to have a significant impact on the Company’s results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company expects to adopt FAS 144 as of April 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

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

Results of Operations

Three and Nine Months Ended December 31, 2001 and 2000

Revenues

Total revenues increased 16% to $4.0 million in the three months ended December 31, 2001 from $3.5 in the three months ended December 31, 2000.  For the first nine months of fiscal 2002, total revenues increased 17% to $10.5 million from $8.9 million in the comparable period in fiscal 2001.

License and renewal revenues increased 45% to $1.3 million in the three months ended December 31, 2001 from $915,000 in the three months ended December 31, 2000.  For the first nine months of fiscal 2002, license and renewal revenues increased 38% to $3.6 million from $2.6 million in the comparable period in fiscal 2001. The quarter-to-quarter increase was due to sales of our Pharsight® Knowledgebase ServerTM (PKS), along with a 39% increase in the quantity of licenses sold.  The average selling prices (ASP) of those licenses was relatively constant. The increased quantity is attributed to customers upgrading to and renewing our higher priced WinNonlin® Enterprise product from earlier versions.  The nine-month period increase was similarly due to sales of our PKS, along with a 21% increase in the quantity of licenses sold.

Service revenues increased 5% to $2.7 million in the three months ended December 31, 2001, from $2.6 million in the three months ended December 31, 2000. For the first nine months of fiscal 2002, service revenues increased 8% to $6.9 million from $6.3 million in the comparable period in fiscal 2001.  While these growth rates are modest, they do reflect continuing productivity improvements in our services organization.  The increases for both the third quarter and first nine months of fiscal 2002 are driven by the addition of services rendered under new consulting agreements as well as expanded services rendered under our existing engagements.  We are continuing to see the percentage of service revenues decline as a percentage of total revenues as we release new versions of software products.

Cost and Expenses

Cost of License and Renewal Revenues. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial licenses and product updates provided for in our annual license agreements.  Cost of license and renewal revenues decreased 45% to $315,000 in the three months ended December 31, 2001, from $570,000 in the three months ended December 31, 2000.  For the first nine months of fiscal 2002, cost of license and renewal revenues increased 65% to $1.7 million from $1.0 million in the comparable period in fiscal 2001. The quarter-to-quarter decrease reflects the reduction of information products spending in the third quarter of fiscal 2002.  Our restructuring charges included the impact of a reduction in information products headcount compared to the same quarter last year.  We began including our information product team’s costs to convert data from contract providers into customer usable information as cost of revenue in December 2000.  The comparison of the first nine months of fiscal 2002 to the prior year shows spending for the first seven months, until the restructuring charge was effective, compared to no spending in the prior year.  Excluding costs from information products, cost of license and renewal revenues as a percentage of license and renewal revenues was 18% for the three months ended December 31, 2001, compared to 26% in the same period in 2000. For the first nine months of fiscal 2002, cost of license and renewal revenues excluding costs from information products as a percentage of license and renewal revenues was 20%, compared to 26% in the same period in fiscal 2001.  We anticipate the cost of revenues associated with our information products to significantly decrease as a result of the discontinuance of elements of our information products business in our restructuring.

Cost of Service Revenues.  Cost of services revenues increased 18% to $1.5 million in the three months ended December 31, 2001, from $1.3 million in the three months ended December 31, 2000.  For the first nine months of fiscal 2002, cost of services revenues increased 37% to $4.9 million from $3.6 million in the comparable period in fiscal 2001. The increases were due primarily to the increased numbers of consulting personnel in our strategic services group.  In the fourth quarter of fiscal 2001 we hired several key new executives and reorganized our strategic services group, aligning project teams with key customer accounts. The reorganization was implemented to make improvements to our productivity, margins and revenues on an annual basis.  We previously indicated that we would begin seeing the benefits of this transition in the second half of fiscal 2002.  As we are continuing our transition to this new model, we are starting to see meaningful improvements.  Over the past three quarters, cost of service revenues has declined in absolute spending.  Over the same period, these costs as a percentage of services revenue have steadily improved from 98% in the first quarter of fiscal 2002 to 57% in the third quarter of fiscal 2002. These numbers are approaching last year’s percentage rates, which we view as our short-term target. The increase in headcount over the prior year period enables us to have greater capacity later in the calendar year.  There is typically a nine-month ramp to full productivity with our services personnel. Cost of services as a percentage of services revenues was 57% for the three months ended December 31, 2001, compared to 51% in the same period in 2000. For the first nine months of fiscal 2002, cost of services as a percentage of services revenues was 71%, compared to 56% in the same period in fiscal 2001.

Research and development.  Research and development expenses decreased 19% to $1.4 million in the three months ended December 31, 2001 from $1.7 million in the comparable period in 2000. For the first nine months of fiscal 2002, research and development expenses decreased 12% to $5.1 million from $5.8 million in the comparable period in fiscal 2001. Of the twenty people affected by our restructuring actions, five were in the Research and Development organization.  These restructuring actions did not impact the resources assigned to develop and support our current and future Pharsight® Knowledgebase ServerTM, WinNonlin®, WinNonMix® and Trial SimulatorTM product families. Our restructuring actions reduced resources in areas such as the management and development of our Information Products program.  Research and development expenses as a percentage of revenues were 35% for the three months ended December 31, 2001, compared to 50% in the comparable period in 2000. For the first nine months of fiscal 2002, research and development expenses as a percentage of revenues were 49%, compared to 65% in the same period in fiscal 2001. We believe research and development expenses will decline in absolute spending in fiscal 2002 as compared to fiscal 2001.

Sales and marketing.  Sales and marketing expenses increased 6% to $2.2 million in the three months ended December 31, 2001, from $2.1 million in the three months ended December 31, 2000. For the first nine months of fiscal 2002, sales and marketing expenses increased 40% to $6.7 million from $4.8 million in the comparable period in fiscal 2001. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. Sales and marketing expenses as a percentage of total revenues were 54% for the three months ended December 31, 2001, compared to 59% in the comparable period in 2000. For the first nine months of fiscal 2002, sales and marketing expenses as a percentage of revenues was 64%, compared to 54% in the same period in fiscal 2001. The increase in sales and marketing expenses as a percentage of total revenues reflects the growth in the number of professionals selling and marketing our products and services. We estimate our sales and marketing expenses will decrease as a percentage of revenue as we experience increased productivity related to changes in sales and marketing management and a more focused sales process.

General and administrative.  General and administrative expenses increased 62% to $1.7 million in the three months ended December 31, 2001, from $1.0 million in the three months ended December 31, 2000. For the first nine months of fiscal 2002, general and administrative expenses increased 68% to $4.6 million from $2.7 million in the comparable period in fiscal 2001. This increase is due to severance expenses, as well as increased expenses associated with being a public company and the cost to enhance our internal management systems infrastructure. General and administrative expenses as a percentage of total revenues were 42% for the three months ended December 31, 2001, compared to 30% in the comparable period in 2000. For the first nine months, general and administrative expenses as a percentage of revenues were 44% for fiscal 2002, compared to 31% in the same period in 2001. We expect to see the rate of growth decline now that we have assembled our operations team and strengthened our internal infrastructure.

Deferred Stock Compensation. During the three months ended December 31, 2001 and 2000, we recorded amortization of deferred compensation of $654,000, and $1.8 million, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of our common stock.  For the first nine months of fiscal 2002, deferred stock compensation expenses decreased 59% to $2.5 million from $5.9 million in the comparable period in fiscal 2001. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options.

Restructuring Charges. During the three months ended December 31, 2001, we implemented a restructuring program to better align operating expenses with anticipated revenues.  Our restructuring actions reduced resources in non-core areas such as our Information Products.  We recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs.  The restructuring program resulted in the reduction in force across all company functions of approximately 14% or 20 employees.  As of December 31, 2001 all 20 employees had been terminated as a result of the program.  The restructuring actions did not impact the resources assigned to develop or support our current and future PKS, WinNonlin®, WinNonMix® and Trial SimulatorTM product families. At December 31, 2001, we had $401,000 of accrued restructuring costs related to monthly lease expenses for two facilities that were exited in 2001, employee severance payments and other exit costs.  We estimate that the restructuring program will save the company approximately $4.5 million of expenses on an annualized basis.  We do not anticipate future restructuring actions at this time.

Other income (expense).  Interest income and other, net, decreased to $71,000 in the three months ended December 31, 2001, from $396,000 in the three months ended December 31, 2000. For the first nine months of fiscal 2002, interest income and other, net, decreased 58% to $400,000 from $954,000 in the comparable period in fiscal 2001. This change occurred as a result of lower interest income resulting from a lower average balance of cash and short–term investments and lower interest rates.  Interest expense, representing expenses incurred for our capital leases, was relatively unchanged between the comparable periods.

Provision for income taxes.  As a result of our cumulative net operating losses, no provision for income taxes was recorded for the three or nine months ended December 31, 2001 and 2000.

Liquidity and Capital Resources

As of December 31, 2001, we had $13.5 million in cash, cash equivalents and short–term investments, a decrease of $7.9 million from cash, cash equivalents and short–term investments held as of March 31, 2001.  As of December 31, 2001, there were $3.0 million in borrowings under our borrowing arrangements / credit facilities.  These included a $1 million increase in borrowings in the third quarter of fiscal 2002.  Our working capital, defined as current assets less current liabilities, at December 31, 2001, was $8.3 million, a decrease of $11.4 million in working capital from March 31, 2001. The decrease in the working capital is attributable to losses from operations, additional equipment purchases and an increase in deferred revenue.

Net cash used in operating activities for the nine months ending December 31, 2001 was $9.3 million and primarily reflects our net loss for the period, partially offset by $3.9 million of non-cash charges related to deferred stock compensation and depreciation and amortization, as well as $1.5 million of deferred revenue, and the remainder being other changes in operating assets and liabilities.  These changes were partially offset by an increase in liabilities due to the implementation of the restructuring program announced on November 1, 2001.

Net cash provided by investing activities was $2.7 million for the nine months ending December 31, 2001. This consisted of the proceeds from maturities of short-term investments, net of purchases of short-term investments, partially offset by $1.3 million of purchases of property and equipment.

Net cash provided by financing activities was $2.7 million for the nine months ending December 31, 2001. Cash from financing activities was provided primarily from the borrowing of $3.0 million from our Silicon Valley Bank credit facilities.  Decreasing this amount were principal payments on capital leases, offset in part by proceeds from the issuance of common stock upon the exercise of stock options.

We currently anticipate that our current cash, cash equivalents, investments and available credit facilities will be sufficient to meet our anticipated cash needs for the working capital and capital expenditures for at least the next 12 months.

This estimate reflects a belief that we will continue to generate revenue growth with the current level of resources.  There can be no assurance that we will realize this goal.  We may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

In June 2001 we extended and enhanced the previously unused credit facilities with Silicon Valley Bank.  We have $7.5 million available under three different facilities.  The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a term loan secured by certain of our assets, excluding intellectual property.

In December 2001, we borrowed an additional $1.0 million from its Silicon Valley Bank term loan credit facility, increasing the total borrowings to $2.0 million on the term loan.  The secured term loan is payable over forty-eight months, beginning in July 2002.  As of December 2001, we continue to have $1 million borrowed from our revolving credit facility.  We are in compliance with all of the covenants on the revolving credit facilities.   These revolving credit facilities expire in June 2002.

The following covenants apply to our Silicon Valley Bank term loan facility: Quick Ratio greater than 1.0, Debt Ratio under 1.0, RML (remaining months liquidity) of 6 months, Liquidity of 2 times the term loan advance, and Net Losses within 20% of our plan.  We are in compliance with each of these covenants.

The following table depicts contractual obligations as of December 31, 2001:

Contractual Obligations		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years
Long Term Debt	$3,000	$1,250	$1,000	$750

Capital Lease Obligations	$1,177	$674	$503	$0

Operating Leases	$3,109	$1,664	$1,264	$181

Total Contractual Cash Obligations	$7,286	$3,588	$2,767	$931

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will not be amortized.  Goodwill existing at June 30, 2001, will continue to be amortized through the end of our fiscal year ended March 31, 2002 and will be tested for impairment using the current method, which uses an undiscounted cash flow test. Beginning in our first fiscal quarter ended June 30, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is not expected to have a significant impact on our results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  We expect to adopt FAS 144 as of April 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

RISK FACTORS

We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

We commenced our operations in April 1995 and have incurred net losses since that time. As of December 31, 2001, we had an accumulated deficit of $62.8 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that as a result of our recent restructuring actions, we intend to achieve breakeven (ebitda) during the second-half of calendar 2002; however, this expectation is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis. If our losses exceed the expectations of investors, the price of our common stock may decline.

Our quarterly operating results may fluctuate significantly and may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

We expect our quarterly operating results may fluctuate in the future, and may vary from securities analysts’ and investors’ expectations, depending on a number of factors described below and elsewhere in this “Risk Factors” section of Form 10-Q, including:

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

On November 1, 2001, we announced that we are taking actions intended to reduce our expenses by approximately $5 million on an annualized basis.  Our current estimate is a reduction of approximately $4.5 million on an annualized basis. However if we are unable to achieve the productivity increases we have planned and if we are unable to achieve other expense reduction goals, we may not achieve this level of annualized savings, which would limit our ability to become profitable.

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

We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2001, sales to our top two customers collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue. In the first nine months of fiscal 2002, sales to our top two customers collectively accounted for 27% of our revenue and sales to our top five customers for the first nine months accounted for 47% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

If the security of our customers’ data is compromised, we could be liable for damages and our reputation could be harmed.

As part of implementing our products and services, we inherently gain access to certain highly confidential proprietary customer information. It is critical that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite our implementation of a number of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. We do not have insurance to cover us for losses incurred in many of these events. If we fail to meet our customers’ security expectations, we could be liable for damages and our reputation could suffer.

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

If we are unable to complete a project due to scientific limitations or otherwise meet our customers’ expectations, our reputation may be adversely affected and we may not be able to generate new business.

Because our projects may contain scientific risks, which are difficult to foresee, we cannot guarantee that we will always be able to complete them. Any failure to meet our customers’ expectations could harm our reputation and ability to generate new business. On a few occasions, we have encountered scientific limitations and been unable to complete a project. In each of these cases, we have been able to successfully renegotiate the terms of the project with the particular customer. We cannot assure you that we will be able to renegotiate our customer agreements if such circumstances occur in the future. Moreover, even if we complete a project, we may not meet our customers’ expectations regarding the quality of our products and services or the timeliness of our services.

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

Progress with our information products has been slow, and we have discontinued portions of this business.  Our future revenue and operating results could be harmed if our Clinical WorkbenchTM product, which incorporates our information products technology, does not achieve commercial success.

We recently decided to suspend all marketing and acquisition of data for its information products business. However, we continue to sell our Clinical WorkbenchTM (CWB) product and as of December 31, 2001, we had generated very limited revenues from this product.  The CWB product, which can be used in conjunction with our strategic services, enables customers to access, organize and search their large databases containing patient level information.  Because the market for this product is new and emerging, it continues to be difficult to predict the level of market acceptance.  Consequently, our future business could be harmed if this product does not achieve commercial success.

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

In order to expand our product and service offerings and reach new customers, we may continue to acquire products, technologies or businesses that we believe are complementary. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management’s attention from other business concerns, the potential loss of key employees of the acquired company and our inability to maintain the goodwill of the acquired businesses. We also cannot predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

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

International sales of our product account for a significant portion of our revenue which exposes us to risks inherent in international operations.

We market and sell our products and services in the United States and internationally.  International sales of our products and services accounted for approximately 34% of our total revenues for the quarter ending December 31, 2001.  We have a total of thirteen employees based outside the United States that market and sell our products and services, including a sales/consulting/product support office in London with eight employees.  In addition, we may in the future open offices in other countries.  The expansion of our existing international operations and entry into additional international markets may require significant management attention and financial resources.  We cannot be certain that our existing international operations or the expansion of our operations to other countries will produce desired levels of revenue.  We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally.  Our operations in the United States and Europe also expose us to the following general risks associated with international operations:

•          disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes and work stoppages;

•          difficulties and costs of staffing and managing foreign operations;

•          the impact of recessions in economies outside the United States;

•          greater difficulty in accounts receivable collection and longer collection periods;

•          potential adverse tax consequences, including higher tax rates generally in Europe;

•          tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•          unexpected changes in regulatory requirements of foreign countries, especially those with respect to software, pharmaceutical and biotechnology companies; and

•          fluctuations in the value of currencies.

To the extent that such disruptions and costs interfere with our commercial activities, our results of operations could be harmed.

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

The healthcare industry is regulated by a number of federal, state, local and international governmental entities. These entities may enact laws that limit our operations or the operations of our customers. In particular, state laws aimed at protecting the privacy of confidential patient health information, including information regarding conditions like AIDS, substance abuse and mental illness, vary widely. Recently, the Bush administration put into effect the patient privacy rule under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Covered entities are expected to come into compliance with the new rule beginning April 14, 2003. The application of these and other laws in the context of research and internet health services is evolving. While these laws primarily are directed at healthcare providers, facilities and payors, and generally do not apply to the “anonymized” data we use, from which patient identifiable information has been removed, some of these laws could be applied to aspects of our business or to limit providers’ ability to provide us with access to such data. We cannot predict which laws might be found applicable to our business, or assure you that our operations would be found to be in full compliance. Compliance with regulatory laws may be expensive and may limit our ability to provide a full range of services. In addition, a challenge under any of these laws could result in adverse publicity and, if successful, imposition of civil and criminal penalties, any of which could harm our business.

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

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 14, 2000, we closed the sale of a total of 3,000,000 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering. Of the $20.3 million in net proceeds raised by us in the offering, after deducting underwriting discounts and commissions, offering expenses and the repayment of $6.1 million to our holders of Series C preferred stock:

1.  approximately $17.6 million was used to fund ongoing operations, including research and development of new and existing products; acquisitions; and

2.  the remainder of the proceeds from the offering, approximately $2.7 million, remains invested in investment grade securities.

This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

As of December 31, 2001 we had a total of $13.5 million of cash and short-term investments.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Effective January 17, 2002, Robert Powell, was promoted to Senior Vice-President—Strategic Services.

Effective January 17, 2002, James Negrette, was appointed Vice-President of Research and Development.

Effective January 17, 2002, Michael Schwartz, was appointed Vice-President of Marketing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS.

The following exhibits are filed with this report:

Exhibit
Number	Description Of Document

3.2*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
4.1	Reference is made to Exhibits 3.2 and 3.3.
4.2*	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.

10.23	Severance Agreement, Dated November 16, 2001, between the Company and Michael Emley.
10.24	Employment Letter, Dated December 14, 2001, between the Company and Robin Kehoe.
10.25	Services Agreement, Dated October 4, 2001, between the Company and David Powell, Inc.

*                 Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by Pharsight during the quarter ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date: February 13, 2002	By:	/s/	Charles K. Faas
Charles K. Faas
Vice President, Finance and
Chief Accounting Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description Of Document

3.2*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
4.1	Reference is made to Exhibits 3.2 and 3.3.
4.2*	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.

10.23	Severance Agreement, Dated November 16, 2001, between the Company and Michael Emley.
10.24	Employment Letter, Dated December 14, 2001, between the Company and Robin Kehoe.
10.25	Services Agreement, Dated October 4, 2001, between the Company and David Powell, Inc.

*                                         Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.