Form 10-Q/A
period 2001-12-31
PHARSIGHT CORP
filed 2002-06-27
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for

the transition period from                                                  to                                                 .

Commission file number 000-31253

PHARSIGHT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0401273
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Yes  ☒                   No  ☐

As of July 31, 2001, there were 18,494,421 outstanding shares of the Registrant’s common stock, $.001 par value.

EXPLANATORY NOTE

We are filing this amendment to our Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on August 14, 2001, to include Exhibits 10.26, 10.26.1, 10.26.2, 10.27 and 10.27.1 under Item 6 of Part II.  This Form 10-Q/A makes no other changes to the original Form 10-Q.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

Exhibit Number	Description Of Document

3.2*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
4.1	Reference is made to Exhibits 3.2 and 3.3.
4.2*	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.26	Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.1	Negative Pledge Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.2	Notice of Pledge and Security, dated June 28, 2001, by and among Pharsight, Morgan Stanley & Co. Incorporated and Silicon Valley Bank
10.27	Export-Import Bank Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.27.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.

*                         Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

(b)         REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Pharsight during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARSIGHT CORPORATION

June 27, 2002	By:	/s/ CHARLES K. FAAS

Charles K. Faas
Vice President, Finance and Chief Accounting Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description Of Document

3.2*	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
4.1	Reference is made to Exhibits 3.2 and 3.3.
4.2*	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.26	Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.1	Negative Pledge Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.2	Notice of Pledge and Security, dated June 28, 2001, by and among Pharsight, Morgan Stanley & Co. Incorporated and Silicon Valley Bank
10.27	Export-Import Bank Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.27.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.

*                         Previously filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No.333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.