Form 10-K
period 2002-03-31
PHARSIGHT CORP
filed 2002-07-01
CIK 1040853

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2002

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
Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  /x/    No  / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 2002, as reported on the National Market of The Nasdaq Stock Market, was approximately $8,750,000. Excludes an aggregate of 11,766,707 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of May 31, 2002, registrant had 18,770,422 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "plan," "believe," "hope," "assume," "estimate" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed under the caption "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Business Risks" in this report on Form 10-K. These business risks should be considered in evaluating our prospects and future financial performance.

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

        Fourteen of the world's largest 20 pharmaceutical companies have begun to apply our computer-assisted drug development solution, and our computer-based development applications are currently used on more than 2,150 researcher desktops. To date, we have been engaged in over 150 clinical development projects in more than 15 therapeutic areas.

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

        The following illustrates a typical customer application of our solution:

  •
  In designing phase II clinical trials, companies often face significant uncertainty in selecting the appropriate doses to test. Our solution integrates information from phase I and pre-clinical activities, information concerning related drugs that have been developed by the customer, information in the scientific literature about other drugs in the same therapeutic area, and knowledge of the relevant physiological and disease processes. This information, along with carefully identified assumptions, is used to develop a mathematical model enabling a computer simulation of the proposed trial. Using this approach, customers are often able to identify proposed doses which have little chance of success and should be excluded or to identify additional doses which are more likely to yield important information.

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

        We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we had our initial public offering.

Pharsight Products and Services

        We provide strategic services and computer-based development applications. We first offered our Model and Trial Workbench applications and scientific services in fiscal 1997. In fiscal 1998, we expanded our consulting offering to include decision services. At the end of fiscal 2001, we combined our scientific, decision support, methodology and training groups into an integrated group renamed strategic services. In fiscal 2002, we began selling our Pharsight® Knowledgebase Server™ (PKS), providing a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic (PK/PD) data across a large set of compounds and development phases.

        We believe that a key part of continued growth is to continue to deliver new products to our current and prospective customers. These new products need to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of prospective users we may sell to inside pharmaceutical companies. Our most recently announced product, PKS, was the first step in providing a broader set of product functionality.

        In a typical project, our products and services are used together to design clinical trials or development programs. Some customers purchase only services from us and other customers purchase our computer-based development applications on a stand-alone basis as a tool for drug or disease modeling. In many cases our computer-based development applications continue to be utilized upon completion of a project as our customers seek to further redesign their drug development processes. The following chart depicts typical issues that we are asked to address in projects.

Phase I	Phase II/Phase III	Phase IV
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

Strategic Services

        Our strategic services consist of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. The methodology employed by our services group uses four types of models that work in concert:

Drug-Disease Models	Our drug-disease models predictively characterize the distribution of treatment outcomes (safety, efficacy, surrogate outcomes) for a NCE (new chemical entity) and related compounds as a function of dosing strategy, disease and patient and trial characteristics.
Trial Models	Our trial models predict probability distributions of outcomes and reductions in uncertainty around them as a function of dosing strategy, number of treatment arms, type of control, sample population characteristics, sample size and treatment duration.
Market Models	Our market models characterize the demand for products (market size and share) under different feature sets and different competitive and innovation scenarios and their evolution over time.
Financial Models	Our financial models incorporate the foregoing scientific, clinical and commercial insight to create a dynamic understanding of the value of a program at any point in time.

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

        The methodology is most valuably applied very early in the life of a potential drug, but we have beneficially applied it at all stages of development. The integration of our models at the asset strategy (overall positioning of a new drug) and program/trial strategy (focusing on a specific indicator) phases enables us to help our customers position their drugs as competitively as possible in the market, to do so conducting all necessary and no unnecessary trials (and only as large, lengthy and costly as is required), and to redeploy resources away from unpromising compounds at the earliest possible point.

        As of May 31, 2002, our strategic services group included 33 full-time personnel. Our personnel are located throughout the United States and Europe. Most have Ph.D. degrees with post-doctoral training in clinical pharmacology, biostatistics, human genetics, decision analysis or other relevant disciplines. We bring these skill sets to bear in an integrated fashion to address our customers' challenges. Senior consultants have more than a decade of experience in drug-disease modeling, trial design or strategic consulting. We also utilize a network of part-time consultants with expertise in various specialized disciplines and therapeutic areas.

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

Computer-Based Development Applications and Services

        Our software and services provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. By applying mathematical modeling and simulation to all available information on the compound being tested, researchers can clarify and quantify which trial and treatment design factors will influence the success of clinical trials. Workbench applications are being designed to be increasingly deployed together with our strategic services.

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

        Our most recent product, the Pharsight® Knowledgebase Server™ (PKS), provides a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic (PK/PD) data across a large set of compounds and development phases. PKS also provides a unified data environment for supporting clinical pharmacology modeling and analysis activities. PKS is directly integrated with WinNonlin® Enterprise, a product in Model Workbench, which also provides import/export interfaces to other modeling and analysis tools. PKS was developed to help enable compliance with the Federal Drug Administration (FDA) regulation 21 CFR 11, which requires electronic data security and auditing on submissions to the FDA. Linked to PKS, a separate product, the PKS Reporter™ 1.0, will provide regulatory-compliant authoring of Microsoft® Word documents containing analysis results, source data, tables, and plots produced by WinNonlin® or other tools and securely managed within the PKS.

        We believe that a key part of continued growth is to continue to deliver new products to our current and prospective customers. These new products need to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of prospective users we may sell to inside pharmaceutical companies. Our most recently announced product, PKS, was the first step in providing a broader set of product functionality.

        In February 2001, we announced the signing of a Cooperative Research and Development Agreement (CRADA) with the FDA's Center for Drug Evaluation and Research (CDER) to collaborate over the next three years on future versions of our Model and Trial Workbench products.

Sales and Marketing

        Our customers range in size from the largest pharmaceutical companies to small biopharmaceutical companies, and the focus of our work differs somewhat depending on the size and maturity of the customer. In our smaller and medium-sized customers, we tend to engage in discrete projects often with challenging analytic and design problems, where modeling and simulation can be particularly valuable. This kind of work may or may not lead to subsequent engagements. By contrast, in our largest customers, we tend to have ongoing relationships progressively focused on helping improve the process by which they develop drugs, broadening and deepening the application of modeling and simulation over time, with the intent of achieving systematic, lasting performance improvement.

        PKS is our first enterprise-level software product, serving more than 100 users in our largest customers. Typically, the customer's purchase decision involves many groups, potentially including clinical pharmacology, ADME, toxicology, regulatory and early clinical as well as IT. It also involves a significant validation process. PKS therefore requires a longer selling cycle than our previous software products, and demands a team of sales, marketing and support professionals in the sales process.

Information Products

        In November 2001, Pharsight decided to suspend all marketing and acquisition of data for its information products business. This business was intended to combine anonymized patient level medical, laboratory and genetic data with software to access, analyze and present informative results to sophisticated queries. These information products permitted clinical and scientific personnel to obtain objective and quantitative answers to important questions in trial and program decision-making concerning, for example, the correlation of various disease markers with clinical outcomes, the frequency of adverse events under specific conditions, detailed patient demographics and response to placebo and standard therapies. There was very limited revenue inception to date in this area, therefore its discontinuance will not negatively impact future earnings. We have discontinued relationships that were established with Duke University, Lovelace, and Protocare Sciences, Inc. Our Clinical Workbench™ (CWB) product continues to be available but, as of March 30, 2002, had generated very limited revenues. The CWB product, which can be used in conjunction with our strategic services, enables customers to access, organize and search their large databases containing patient level information. Because the market for this product is new and emerging, it continues to be difficult to predict the level of market acceptance.

Customers

        Our customers currently consist of large pharmaceutical companies and biotechnology companies. During our fiscal year ended March 31, 2002, we provided products and services for which we recognized revenue from more than 600 customers. Pfizer Inc., our largest customer, accounted for 20% of our revenue in fiscal 2002. Consequently, we are dependent on Pfizer Inc. for a substantial portion of our revenues, and if we were to lose Pfizer Inc. as a customer, it would have a material adverse effect on our revenues and business. Information regarding long-lived assets and sales to customers by major geographic regions is set forth in Note 13 to our financial statements, which appear in "Item 8—Financial Statements and Supplementary Data."

Research and Development

        We employ engineers with expertise in software development, web-based applications, database systems, and mathematical modeling, and scientists with expertise in clinical development, statistical modeling, human genetics, and clinical pharmacology and development. Our research and development personnel work closely with our service personnel in designing and testing products to meet customer requirements. We have a scientific advisory board, which helps guide our product development efforts.

        As of May 31, 2002, we had 34 employees engaged in research and development. Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services. Our research and development efforts take place principally at our executive offices in Mountain View, California, and Cary, North Carolina. Our research and development expenses were $6.6 million, $8.1 million and $5.5 million, in fiscal 2002, 2001, and 2000, respectively. In November 2001, we refocused our research and development activities to concentrate only on our core modeling and simulation products and the development of our next generation platform. We believe research and development expenses will decline in fiscal 2003 as compared to fiscal 2002, as the full year effect of last year's reduction of non-core and information products resources are realized.

        Pharsight is investing to grow our business by expanding our ability to achieve potential breakthrough improvements in drug development productivity for our customers. The primary focus of this investment is in software that enables customers to adopt and implement our model-based drug development methodology. New software will complement our existing modeling tools, which are used by a relatively small number of technical experts, thereby enabling a much larger number of other participants in the drug development process to utilize those models in a systematic, integrated fashion to collaborate and make better decisions. We are also broadening the capabilities of our services organization to help our customers take maximum advantage of the new tools.

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

        We have 13 U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent application. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

        Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

Competition

        We compete based on a number of factors, including cost, the quality and effectiveness of our services, and the functionality, reliability and ease of implementation and use of our products. Our Model Workbench and PKS products compete with products produced by InnaPhase Corporation. Although we believe we currently do not have direct competitors for our Trial Workbench product line or our scientific services, other companies may compete with us in the future. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own. In addition, our customers are primarily large pharmaceutical companies that have substantial research and development budgets, and these customers may internally develop the expertise that we provide.

Employees

        As of May 31, 2002, we had a total of 114 employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

        Pharsight's principal administrative, sales, marketing and product development facilities are located in Mountain View, California. We lease approximately 32,000 square feet of space in Mountain View, California under a lease that expires in September 2003. Pharsight leases sales, development and training facilities in: Cary, North Carolina; Burlington, Massachusetts; and San Diego and San Francisco, California. Pharsight also leases a sales and service office in the United Kingdom. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, Pharsight may become involved in claims, legal proceedings, or state or federal government agency proceedings that arise in the ordinary course of its business. We are currently subject to one such agency proceeding. We do not believe that the resolution of these Agency proceedings will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Pharsight's stockholders during the fourth quarter of its fiscal year ended March 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq National Market under the symbol "PHST." Our common stock first traded on August 9, 2000, concurrent with the underwritten initial public offering of shares of our common stock. Prior to this time there was no established public trading market for our common stock.

        As of May 31, 2002, there were 18,770,422 shares of common stock outstanding that were held of record by approximately 111 stockholders.

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying such cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as our board of directors, in its discretion, deems relevant. In addition, under the terms of some of our debt agreements, we are prohibited from paying dividends without the consent of the lender.

        Set forth below are the high and low closing prices per share of our common stock for each quarterly period in our fiscal years ended March 31, 2001 and 2002, as reported on the Nasdaq National Market.

FY 2001	High	Low
Second Quarter (8/9/00-9/30/00)	$10.69	$8.00
Third Quarter (10/1/00-12/31/00)	$8.88	$2.06
Fourth Quarter (1/1/01-3/31/01)	$4.88	$2.00
FY 2002	High	Low
First Quarter (4/1/01-6/30/01)	$3.50	$1.98
Second Quarter (7/1/01-9/30/01)	$3.08	$1.34
Third Quarter (10/1/01-12/31/01)	$2.00	$0.80
Fourth Quarter (1/1/02-3/31/02)	$2.18	$1.53

        On August 14, 2000, we closed the sale of a total of 3,000,000 shares of our common stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1, Registration No. 333-34896, declared effective on August 8, 2000. Of the $20.3 million in net proceeds raised by us in the offering, after deducting underwriting discounts and commissions, offering expenses and the repayment of $6.1 million to our holders of Series C preferred stock:

  1.
  Approximately $18.8 million was used to fund ongoing operations, including research and development of new and existing products; acquisitions; and

  2.
  The remainder of the proceeds from the offering, approximately $1.5 million, remains invested in investment grade securities.

        This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

        In June 2002, we closed the first tranche of a two-tranche financing and sold to certain existing stockholders 761,920 shares of Series A Convertible Preferred Stock and warrants to purchase 761,920 shares of our Common Stock for approximately $3,149,000. The Series A Convertible Preferred

Stock is entitled to receive out of legally available funds quarterly dividends at the annual rate of 8% and is payable in cash or Series B Convertible Preferred Stock, of which payments will commence in September 2002. The Preferred Stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the Preferred Stock stockholders. The Preferred Stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Preferred Stock is convertible into four shares of our Common Stock at the election of the holder or upon the occurrence of certain other events. The warrants are exercisable for a period of five years from the date of issuance with an exercise price of $1.15 per share. We relied on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), for the exemption from registration under Section 5 of the Securities Act. All purchasers of the Series A Convertible Preferred Stock and warrants to purchase shares of our Common Stock represented that they were "accredited investors" (as defined in Regulation D of the Securities Act). Subject to the necessary stockholder approval at a meeting currently scheduled to take place in September 2002, we expect to sell to the same existing stockholders in the second tranche of the two-tranche financing, an additional 1,052,742 shares of Series A Convertible Preferred Stock and additional warrants to purchase 1,052,742 shares of Common Stock for approximately $4,350,000.

ITEM 6. SELECTED FINANCIAL DATA

        You should read the following historical selected financial data in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing elsewhere in this Form 10-K. We have derived our balance sheet data as of March 31, 2002 and 2001, and statements of operations data for each of the years ended March 31, 2002 and 2001, from our audited financial statements included in this Form 10-K. We have derived our balance sheet data as of March 31, 2000, 1999 and 1998 and statements of operations data for the years ended March 31, 2002, 2001, and 2000, from our audited financial statements not included in this Form 10-K.

	Years Ended March 31,
Statements of Operations Data	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Revenues	$14,249	$11,948	$8,859	$3,891	$736
Costs and expenses:
Cost of revenues	8,275	6,630	4,433	2,480	645
Research and development	6,596	8,096	5,451	4,327	2,134
Sales and marketing	8,626	6,703	4,059	2,292	1,366
General and administrative	5,877	4,004	1,967	1,105	744
Amortization of deferred stock compensation	2,993	7,552	2,180	57	—
Amortization of intangible assets	370	572	941	965	82
Restructuring	676	—	—	—	—
Acquired in-process research and development	—	—	—	2,592	362

Total operating expenses	33,413	33,557	19,031	13,818	5,333

Loss from operations	(19,164)	(21,609)	(10,172)	(9,927)	(4,597)
Other income (expense), net	212	1,038	185	(120)	172

Net loss	(18,952)	(20,571)	(9,987)	(10,047)	(4,425)
Accretion on convertible preferred stock	—	(443)	(1,241)	(803)	(448)
Series C redeemable convertible preferred stock dividend	—	—	—	—	(644)

Net loss applicable to common stockholders	$(18,952)	$(21,014)	$(11,228)	$(10,850)	$(5,517)

Basic and diluted net loss per share applicable to common stockholders	$(1.03)	$(1.62)	$(3.48)	$(4.48)	$(4.19)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	18,419	12,974	3,225	2,424	1,318
	Years Ended March 31,
Balance Sheet Data	2002	2001	2000	1999	1998
Cash, cash equivalents and short-term investments	$13,492	$21,223	$16,482	$6,147	$3,701
Working capital	6,821	19,502	12,837	2,149	2,621
Total assets	19,954	28,929	21,320	9,668	5,407
Long-term obligations, net of current portion	3,194	962	708	2,812	1,221
Redeemable convertible preferred stock	—	—	18,582	17,341	7,176
Deferred stock compensation	(1,813)	(5,197)	(3,459)	(239)	—
Accumulated deficit	(66,179)	(47,227)	(29,761)	(18,533)	(7,683)
Total stockholders' equity (deficit)	$6,684	$22,229	$(4,525)	$(15,541)	$(4,857)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The financial and business analysis below provides information which Pharsight believes is relevant to an assessment and understanding of Pharsight's financial position and results of operations for the years ended March 31, 2002, 2001, and 2000. This financial and business analysis should be read in conjunction with Item 6 "Selected Financial Data" and our Financial Statements and related notes thereto set forth under Item 8 "Financial Statements and Supplementary Data."

        The following discussion and certain other sections of this Report on Form 10-K contain statements reflecting our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with key customers, industry consolidation, influence of e-commerce and other factors discussed in the "Business Risks" section below may effect our ability to attain the projected performance. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We develop and market integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics.

        Substantially all of our sales activities are conducted through a dedicated direct sales organization located in the United States and Europe. In addition, our strategic services consultants and technical support personnel conduct sales and marketing activities. Pfizer Inc. accounted for 20% of our revenue in fiscal 2002. Consequently, we are dependent on Pfizer Inc. for a substantial portion of our revenues, and if we were to lose Pfizer Inc. as a customer, it would have a material adverse effect on our revenues and business. In fiscal 2001, Johnson & Johnson and Pfizer Inc. were our largest revenue customers, accounting for 17% and 11%, respectively.

        In the second half of fiscal 2001, we also signed agreements with iBiomatics LLC, Intrasphere and PriceWaterhouseCoopers (PWC) to support our current and future product and service offerings. These are lead referral and support agreements. These agreements are not based on minimums or royalties.

        In the second half of fiscal 2002, we signed agreements with Oracle, Intrasphere and PriceWaterhouseCoopers (PWC) to support our current and future product and service offerings. These are lead referral and support agreements. These agreements are not based on minimums or royalties to be paid by Pharsight. The Oracle agreement does contain contingent royalties to be paid to Pharsight, based on future sales.

Critical Accounting Policies and Estimates

        Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate estimates, including those related to revenue and restructuring. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

        Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Restructuring

        During fiscal year 2002, we recorded reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs, the ability to sub-lease vacated facilities and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Source of Revenue and Revenue Recognition

        Our revenues are derived from two primary sources: initial and renewal fees for product licenses and scientific and training consulting services. Additionally, we had a small amount of revenue from subscriptions to our information products in fiscal 2002.

        Our revenue recognition policy is in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, `Software Revenue Recognition,' " or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions," or SOP 98-9. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectibility to be probable, we recognize revenue when the fee is collected. No customer has the right of return.

        Contracts from which we receive solely license and renewal fees consist of one year software licenses (initial and renewal fees) bundled with post contract support services, or PCS. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. We recognize each of the initial and renewal license fees ratably over the one year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

        We do not present PCS revenue separately as we do not have vendor specific objective evidence of PCS, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues.

        We have one international distributor. There is no right of return or price protection for sales to the international distributor. We recognize revenue ratably over the one-year initial license or renewal period. Revenue from this distributor in 2002, 2001, and 2000 was less than 1% of total revenues.

        For arrangements consisting solely of services, we recognize revenue as services are performed. Arrangements for services may be charged at daily rates for different levels of consultants and out-of-pocket expenses or may be for a fixed fee. For fixed fee contracts with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved or upon acceptance, which approximates the level of services provided. For fixed fee arrangements at the end of each accounting period (i) we analyze the appropriateness of the daily rates charged based upon total fees to be charged and total hours to be incurred, and (ii) we determine if losses should be recognized.

        We also enter into arrangements consisting of licenses, renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting. As the only undelivered elements are services and PCS, and the PCS term (expressed or implied) and the period over which we expect the services to be performed are the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered or straight line over the period of the agreement. If the PCS term and the period over which we expect the services to be performed are not the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered or straight line over the longer of the PCS term and the period over which we expect the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out-of-pocket expenses.

        Our strategic services included in multiple element arrangements are not essential to the functionality of the other elements of an arrangement. To date we have not used and do not expect to use contract accounting for the entire software arrangement.

        We recognize revenue from the subscription to information products over the contract period, provided we have evidence of an arrangement, the price of the subscription is fixed or determinable and payment is reasonably assured. The subscription fees have been included in license revenues.

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

Deferred Stock Compensation

        During the years ended March 31, 2001 and 2000, we recorded aggregate deferred compensation of $10.1 million and $5.4 million, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of our common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options. During the year ended March 31, 2002, we recorded deferred stock compensation of $114,000 representing the intrinsic value of a certain stock award issued to an officer as a bonus. The amortization of this deferred stock compensation is charged to operations over the vesting period of the stock award using the straight-line method. We amortized $3.0 million, $7.6 million and $2.2 million of deferred compensation for the years ended March 31, 2002, 2001, and 2000. The amount of deferred compensation relating to stock options issued to employees and consultants to be amortized in future periods, ending March 31, is as follows:

2003	$1,402,000
2004	$379,000
2005	$32,000

Results of Operations

Years Ended March 31, 2002 and 2001

        Revenues.    License and renewal revenues increased $1.4 million, or 38%, from $3.6 million in fiscal 2001 to $5.0 million in fiscal 2002. Of this increase, $1.1 million was due to an approximately 26% increase in the number of licenses sold from fiscal 2001 to fiscal 2002, and approximately $253,000 reflected an increase in annual renewal revenue due to the growth in the installed base.

        Service revenues increased $1.0 million, or 12%, from $8.3 million in fiscal 2001 to $9.3 million in fiscal 2002. We view this increase as our customers' increased adoption of our methodologies. As of March 31, 2002, we were engaged with 14 of the top 20 major pharmaceutical companies. Significant customer expansions and additions this past year included Aventis, Lilly and expansion to all R&D locations of Pfizer, Inc., as well as Millennium Pharmaceuticals. As a result of these expansions, revenue from existing customers increased $3.0 million or 34%, from $8.7 million in fiscal 2001 to $11.7 million in fiscal 2002. Over the same period, revenue from new customers declined 18%, as we focused on enhancing our existing relationships.

        Cost of revenues.    Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues increased 25% to $2.0 million for the year ended March 31, 2002, from $1.6 million for the year ended March 31, 2001. The increase was due primarily to the inclusion of costs of our information products as cost of revenues beginning with the release of these products for general distribution in December 2000. During the year ended March 31, 2002, we implemented a restructuring program to better align operating expenses with anticipated revenues. The restructuring actions reduced resources in non-core areas such as our information products. Cost of license and renewal revenues as a percentage of license and renewal revenues was 40% for the year ended March 31, 2002, compared to 45% for fiscal 2001. This percentage should decline substantially in fiscal 2003, as product royalties continue and all information product costs, as of November 2001, are now expensed. In addition, this percentage will also decrease to the extent revenues increase.

        Cost of services revenues increased 26% to $6.3 million for the year ended March 31, 2002, from $5.0 million for the year ended March 31, 2001. The increase was due primarily to additional personnel in strategic services. Because of the direct relationship of personnel to projects undertaken, we anticipate that as we take on new projects, cost of revenues will reflect changes in total revenue. The cost of service revenues, as a percentage of service revenues, was 68% in fiscal 2002 and 60% in fiscal 2001. The increase in this percentage in fiscal 2002, was due to under utilized capacity in our services organization. In fiscal 2003, we are more closely aligning project teams with key customer accounts. This is being implemented to make improvements to our productivity, margins and revenues on an annual basis. Because we are still in transition to this new model, we do not expect to see significant benefits from this realignment until the second half of fiscal 2003, at the earliest.

        Research and development.    Research and development expenses decreased $1.5 million, or 19%, from $8.1 million in fiscal 2001 to $6.6 million in fiscal 2002. The decrease resulted primarily from reduced numbers of software developers and outside contractors in non-core product areas including our information products areas. As a percentage of revenues, research and development expenses decreased from 68% in fiscal 2001 to 46% in fiscal 2002. We believe research and development expenses will decline in fiscal 2003 as compared to fiscal 2002, as we see the full year impact of the headcount reductions.

        Sales and marketing.    Sales and marketing expenses increased $1.9 million, or 29%, from $6.7 million in fiscal 2001 to $8.6 million in fiscal 2002. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel. As a percentage of total revenues, sales and marketing expenses increased from 56% in fiscal 2001 to 61% in fiscal 2002. The increase in marketing and sales expense as a percentage of total revenues reflects the growth in the number of professionals selling and marketing our products and services, offset in part by increased revenues. This percentage is expected to decrease in the future to the extent revenues increase.

        General and administrative.    General and administrative expenses increased from $4.0 million in fiscal 2001 to $5.9 million in fiscal 2002. The increase is related to growth in management and administrative support staff as well as professional fees as a result of the expansion of our business and the costs of being a public company. As a percentage of total revenues, general and administrative expenses increased from 34% in fiscal 2001 to 41% in fiscal 2002. This percentage is expected to decrease in the future to the extent revenues increase.

        Restructuring.    In fiscal 2002, we implemented a restructuring program to better align operating expenses with anticipated revenues. Our restructuring actions reduced resources in non-core areas. We recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs (including $81,000 in equipment impairment), $253,000 in personnel severance costs and $21,000 in other exit costs. The restructuring program resulted in the reduction in force across all company functions of approximately 14% or 20 employees. As of March 31, 2002, all 20 employees had been terminated as a result of the program. The restructuring actions did not impact the resources assigned to develop or support our current and future PKS, WinNonlin®, WinNonMix® and Trial Simulator™ product families. At March 31, 2002, we had $249,000 of accrued restructuring costs related to monthly lease expenses for two facilities that were exited in fiscal 2002, employee severance payments and other exit costs. We estimate that the restructuring program will save the company approximately $4.5 million of expenses on an annualized basis.

        Other income (expense), net.    Other income, net, decreased to $212,000 for fiscal 2002 from other income, net, of $1.0 million for fiscal 2001. This decrease occurred as a result of lower interest income on a smaller average balance of cash and short-term investments, as well as higher interest expense as we began paying for our utilization of our term loan. We continued to reduce the outstanding balance of our obligations under capital leases. We expect our interest income to be reduced in 2003 due to lower interest rates and lower average balances. We also expect to have increased interest expense as we exercise our term loan credit facility for an entire year.

        Provision for income taxes.    As a result of our net operating losses, no provision was recorded for income taxes during fiscal years 2002 and 2001. As of March 31, 2002, we had federal and state net operating losses of $50 million and $20 million respectively, which begin to expire in the years 2003 through 2022. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire.

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

        Cost of revenues.    Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues increased 54% to $1.6 million for the year ended March 31, 2001, from $1.1 million for the year ended March 31, 2000. The increase was due primarily to the inclusion of costs of our information products as cost of revenues beginning with the release of these products for general distribution in December 2000. We began including our product team's costs to convert data from contract providers into customer usable information as cost of revenue in the latter part of fiscal 2001. New versions of products shipped in fiscal 2001 contained a slightly higher royalty expense component than the older versions. These increases were partially offset by a reduction in salary-related expenses in the second half of fiscal 2001, as we increased efficiency and productivity in our customer support staff. Cost of license and renewal revenues as a percentage of license and renewal revenues was 45% for the year ended March 31, 2001, compared to 40% for fiscal 2000.

        Cost of services revenues increased 48% to $5.0 million for the year ended March 31, 2001, from $3.4 million for the year ended March 31, 2000. The increase was due primarily to increased personnel in strategic services. The cost of service revenues, as a percentage of service revenues, was 60% in fiscal 2001 and 54% in fiscal 2000.

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

        As of March 31, 2002, we had $13.5 million in cash and short-term investments, which include $4.5 million of cash borrowed under our credit facilities with Silicon Valley Bank. Cash and short-term investments decreased by $7.7 million from those held as of March 31, 2001. Our working capital, defined as current assets less current liabilities, at March 31, 2002, was $6.8 million, a decrease of $12.7 million in working capital from March 31, 2001. The decrease in the working capital is primarily attributable to our net loss, and the borrowing of $4.5 million on our credit facilities, offset by continued payment of our previous notes payable. In June 2001 we extended and enhanced our previously unused credit facilities with Silicon Valley Bank, providing $7.5 million available under three different facilities. All have rates which are based on the prime interest rate plus one point or prime interest plus 1.25 points, and were fundable over the next year and are payable over a four year period. The term loan facility of $3.5 million was fully exercised in fiscal 2002 and is payable, beginning in July 2002, over the next four years, ending June 2006. In addition, $1.0 million of the accounts receivable facility was also utilized in fiscal 2002 and is payable in June 2003.

        As of March 31, 2002, we were in violation of a debt/tangible net worth covenant under our credit facilities with Silicon Valley Bank. On May 10, 2002, a loan modification agreement was signed with Silicon Valley Bank which removed the debt/tangible net worth covenant thereby curing the breach.

        The following covenants apply to our Silicon Valley Bank loan facilities: Quick Ratio (excluding deferred revenue) greater than 1.0, Remaining months liquidity of 6 months, Liquidity of two times the term loan advance, and annual Net Losses within 20% of our plan, measured at specific quarterly amounts. We are in compliance with each of these covenants.

        Net cash used in operating activities was $10.4 million in fiscal 2002, $11.6 million in fiscal 2001 and $6.6 million in fiscal 2000. The cash used in these periods was primarily attributable to net losses in each period of $19.0 million, $20.6 million and $10.0 million, respectively, partially offset by non-cash charges of $3.0 million, $7.6 million and $2.2 million in deferred stock compensation in fiscal 2002, 2001, and 2000, respectively.

        Net cash provided by investing activities was $1.5 million in fiscal 2002 and $2.1 million in fiscal 2001, which resulted from maturities of short-term investments, partially offset by purchases of short-term investments and property and equipment. Net cash used for investing activities was $10.0 million in fiscal 2000 including the purchase of short-term investments and capital expenditures.

        Financing activities provided net cash of $4.1 million in fiscal 2002, $19.5 million in fiscal 2001 and $17.7 million in fiscal 2000. In fiscal 2002, these amounts were primarily proceeds from our credit facility borrowings, partially offset by $689,000 in payments on our notes payable and capital lease obligations.

        We have incurred quarterly and annual losses in each of the seven years since we were formed. We incurred a net loss of $19.0 million for the fiscal year ended March 31, 2002, as well as net losses of $20.6 million and $10.0 million for the fiscal years ended March 31, 2001 and 2000, respectively.

        In June 2002, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year. We continue to have up to $4.0 million available under two accounts receivable facilities. These include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable and $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable. We continue to have $1.0 million of the accounts receivable facilities utilized.

        In June 2002, we closed the first tranche of a two-tranche financing and sold to certain existing stockholders 761,920 shares of Series A Convertible Preferred Stock and warrants to purchase 761,920 shares of our Common Stock for approximately $3,149,000. The Series A Convertible Preferred Stock is entitled to receive out of legally available funds quarterly dividends at the annual rate of 8% and is payable in cash or Series B Convertible Preferred Stock, of which payments will commence in September 2002. The Preferred Stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the Preferred Stock stockholders. The Preferred Stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Preferred Stock is convertible into four shares of our Common Stock at the election of the holder or upon the occurrence of certain other events. The warrants are exercisable for a period of five years from the date of issuance with an exercise price of $1.15 per share, subject to the necessary stockholder approval at a meeting currently scheduled to take place in September 2002, we expect to sell to the same existing stockholders in the second tranche of the two-tranche financing, an additional 1,052,742 shares of Series A Convertible Preferred Stock and additional warrants to purchase 1,052,742 shares of Common Stock for approximately $4,350,000.

        Management believes the Company has adequate cash to sustain operations through fiscal year 2003 and is managing its business to achieve positive cash flow utilizing existing assets. During 2002, the Company's commitments and liabilities were significantly reduced via restructuring events. In addition, the Company reduced ongoing operating expenses by reducing purchases of other services and making workforce reductions. We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to align our revenues and reduce expenses.

        The following table depicts our contractual obligations as of March 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(in thousands)
Notes Payable	$4,500	$1,656	$1,750	$1,094
Capital Lease Obligations	1,119	749	370	0
Operating Leases *	2,725	1,636	970	119

Total Contractual Cash Obligations	$8,344	$4,041	$3,090	$1,213

*
Net of subleases and payments included in the current year restructuring charge

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules require business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and goodwill acquired after this date will not be amortized. Goodwill existing at June 30, 2001, continued to be amortized through the end of our fiscal year ended March 31, 2002, and will be tested for impairment using the current method, which uses an undiscounted cash flow test. Beginning in our first fiscal quarter ended June 30, 2002, Pharsight will adopt SFAS 141 and SFAS 142. Based on acquisitions completed as of June 30, 2001, it is not expected to have a significant impact on our results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Pharsight adopted FAS 144 as of April 1, 2002, and Pharsight does not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

        In November 2001, the FASB issued a Staff Announcement (the "Announcement"), Topic D-103, which concluded that the reimbursement of "out-of-pocket" expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. Pharsight previously recorded reimbursement of "out-of-pocket" expenses in cost of services. Effective January 1, 2002, Pharsight adopted the Announcement. The adoption of the Announcement had no significant impact on our results of operation and on our comparative financial statements for prior periods.

Business Risks

  Items That Affect Our Future Operations

We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

        We commenced our operations in April 1995 and have incurred net losses since that time. As of March 31, 2002, we had an accumulated deficit of $66.2 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that we intend to achieve cash breakeven (ebitda—earnings before interest, taxes, depreciation and amortization) by June 2003; however, this expectation is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve ebitda breakeven profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis. If our losses exceed the expectations of investors, the price of our common stock may decline.

We have experienced restructuring actions, which may not sufficiently reduce operating expenses, and there is a continued risk of restructuring until the company reaches profitability.

        Our restructurings were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While the restructurings have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. As of March 31, 2002, we had working capital of $6.8 million and had equity of $6.7 million. During the year ended March 31, 2002, we used cash in operating activities of $10.4 million. There can be no assurance that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth, reduce costs or to integrate acquisitions and continue to develop successful product and services offerings could have a material adverse effect upon our ability to successfully achieve breakeven operations and result in additional restructuring actions.

Our quarterly operating results may fluctuate significantly and may fail to meet the expectations of securities analysts and investors, which could cause our stock price to decline.

        We expect our quarterly operating results may fluctuate in the future, and may vary from securities analysts' and investors' expectations, depending on a number of factors described below and elsewhere in this "Business Risks" section of Form 10-K, including:

  •
  Variances in demand for our products and services;

  •
  Timing of the introduction of new products or services and enhancements of existing products or services;

  •
  Changes in research and development expenses;

  •
  Our ability to complete fixed-price service contracts without committing additional resources;

  •
  Changes in industry conditions affecting our customers; and

  •
  Reorganization.

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

        In November 2001, we announced that we were taking actions intended to reduce our expenses by approximately $5 million on an annualized basis. Our current estimate is a reduction of approximately $4.5 million on an annualized basis. However if we are unable to achieve the productivity increases we have planned and if we are unable to achieve other expense reduction goals, we may not achieve this level of annualized savings, which would limit our ability to become profitable.

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

        We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2002, sales to our top customer accounted for 20% of our revenue and sales to our top five customers accounted for 49% of our revenue. In fiscal 2001, sales to our top two customers collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

        The successful growth of our business depends on our ability to develop new products and services and incorporate new capabilities, including the expansion of our product to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of its prospective users, on a timely basis. If we cannot adapt to changing technologies, emerging industry standards, new scientific developments and increasingly sophisticated customer needs, we may not achieve revenue growth and our products and services may become obsolete, and our business could suffer. We have suffered product delays in the past, resulting in lost product revenues. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our products before or after commercial release, which could result in product redevelopment costs and loss of, or delay in, market acceptance. Furthermore, a failure by us to introduce new products or services on schedule could harm our business prospects. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us.

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

  •
  The assumption of known and unknown liabilities; and

  •
  The write-off of software development costs, and the amortization of expenses related to intangible assets and charges against earnings.

        Any of the above factors, if they occur, could harm our business.

International sales of our product account for a significant portion of our revenue which exposes us to risks inherent in international operations.

        We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 36% of our total revenues for the year ending March 31, 2002. We have a total of 12 employees based outside the United States that market and sell our products and services, including a sales/consulting/product support office in London with seven employees. In addition, we may in the future open offices in other countries. The expansion of our existing international operations and entry into additional international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations or the expansion of our operations to other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our operations in the United States and Europe also expose us to the following general risks associated with international operations:

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

We are at risk of having our stock delisted from the Nasdaq National Market.

        Our common stock is listed on the Nasdaq National Market, which has minimum quantitative listing criteria that are required to be maintained. Two of these criteria are a minimum stock price of one dollar per share and, beginning in November 2002, minimum stockholders' equity of $10 million. If our stock price were to decline to below one dollar per share, The Nasdaq Stock Market may take action to have our common stock delisted from the Nasdaq National Market. In addition, we currently do not have $10 million in stockholders' equity, and do not expect to have stockholders' equity in excess of $10 million in November 2002. If The Nasdaq Stock Market chooses to do so, it may take action to have our common stock delisted from the Nasdaq National Market after November 2002 if we do not meet this requirement. Our failure to complete the second tranche of our current two-tranche financing may increase the likelihood of the delisting of our Common Stock.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

        The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially owned or controlled 7,765,687 shares, or 41.4%, of the outstanding common stock, calculated on an as-if-converted basis, as of May 31, 2002. In addition, our two largest stockholders with which two of our directors are affiliated, purchased in June 2002, 761,920 shares of our preferred stock and will, subject to the necessary stockholder approval of the additional issuance, purchase an additional 1,052,742 shares of our preferred stock which would increase the holdings of our executive officers and directors to 16,838,997 shares, or 60.5%, of our outstanding common stock, calculated on an as-if-converted basis. If our executive officers and directors choose to act or vote together, they will have the power to significantly influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

Our charter documents contain anti-takeover provisions that may discourage take-over attempts and may reduce our stock price.

        Our board of directors has the authority to issue up to 3,185,338 shares of preferred stock (less any shares of preferred stock to be issued as dividends) and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by the rights of the holders of any preferred stock that may be issued in the future. Other provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors, even if the changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        We have considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We have no holdings of derivative financial or commodity-based instruments at March 31, 2002. A review of our other financial instruments and risk exposures at that date revealed that we have exposure to interest rate and foreign currency exchange rate risks. At March 31, 2002, we performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates would not materially affect our financial position, results of operations or cash flows.

        We have operated primarily in the United States and all funding activities and sales have been denominated in U.S. dollars. Accordingly, we have not had very little exposure to foreign currency rate fluctuations.

        Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in debt instruments. Due to the nature of our short-term investments, we believe that there is no material market risk exposure. As of March 31, 2002, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds, treasury instruments and commercial paper.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

        The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2002.

	Quarter Ended
In thousands, except per share amounts
	June 30	September 30	December 31	March 31
FISCAL 2002
Revenues	$2,744	$3,716	$4,020	$3,769
Cost of revenues	2,442	2,245	1,854	1,734
Gross profit	302	1,471	2,166	2,035
Loss from operations	(6,617)	(4,698)	(4,461)	(3,388)
Net loss attributable to common stockholders	(6,450)	(4,629)	(4,457)	(3,416)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.35)	$(0.25)	$(0.24)	$(0.18)
FISCAL 2001
Revenues	$2,461	$3,009	$3,476	$3,002
Cost of revenues	1,397	1,307	1,872	2,054
Gross profit	1,064	1,702	1,604	948
Loss from operations	(5,181)	(5,012)	(5,157)	(6,259)
Net loss	(5,074)	(4,687)	(4,808)	(6,002)
Accretion on redeemable convertible preferred stock	(310)	(133)	—	—
Net loss attributable to common stockholders	(5,384)	(4,820)	(4,808)	(6,002)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.39)	$(0.40)	$(0.27)	$(0.33)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Pharsight Corporation

We have audited the accompanying balance sheets of Pharsight Corporation as of March 31, 2002 and 2001, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharsight Corporation at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California April 24, 2002, except for Note 15, as to which the date is June 26, 2002

PHARSIGHT CORPORATION
BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$10,498	$15,264
Short-term investments	2,994	5,959
Accounts receivable, net of allowance for bad debts of $94 and $95 for March 31, 2002 and 2001, respectively	2,629	2,901
Recognized income not yet billed	160	102
Prepaids and other current assets	616	1,014

Total current assets	16,897	25,240
Property and equipment, net	2,708	2,952
Restricted cash	150	150
Intangible assets, net	—	370
Other assets	199	217

Total assets	$19,954	$28,929

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$664	$541
Accrued expenses	1,854	883
Accrued compensation	1,830	1,326
Deferred revenue	3,412	2,251
Notes payable, current portion	1,656	75
Current obligations under capital leases	660	662

Total current liabilities	10,076	5,738
Obligations under capital leases	350	962
Notes payable	2,844	—
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value: Authorized shares—5,000,000 at March 31, 2002 and 2001 Issued and outstanding shares—none at March 31, 2002 and 2001	—	—
Common stock, $0.001 par value: Authorized shares—120,000,000 at March 31, 2002 and 2001 Issued and outstanding shares—18,758,922 and 18,382,320 for March 31, 2002 and 2001, respectively	19	18
Additional paid-in capital	74,754	74,770
Deferred stock compensation	(1,813)	(5,197)
Accumulated other comprehensive income (loss)	(1)	8
Notes receivable from stockholders	(96)	(143)
Accumulated deficit	(66,179)	(47,227)

Total stockholders' equity	6,684	22,229

Total liabilities and stockholders' equity	$19,954	$28,929

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended March 31,
	2002	2001	2000
Revenues:
License and renewal	$4,971	$3,615	$2,634
Services	9,278	8,333	6,225

Total revenues	14,249	11,948	8,859
Costs and expenses:
License and renewal(1)	2,009	1,624	1,054
Services(2)	6,266	5,006	3,379
Research and development(3)	6,596	8,096	5,451
Sales and marketing(4)	8,626	6,703	4,059
General and administrative(5)	5,877	4,004	1,967
Amortization of deferred stock compensation	2,993	7,552	2,180
Amortization and impairment of intangible assets and goodwill	370	572	941
Restructuring	676	—	—

Total operating expenses	33,413	33,557	19,031

Loss from operations	(19,164)	(21,609)	(10,172)
Other income (expense):
Interest expense	(238)	(219)	(498)
Interest income and other, net	450	1,257	683

Total other income	212	1,038	185

Net loss	(18,952)	(20,571)	(9,987)
Accretion on Series C and D redeemable convertible preferred stock	—	(443)	(1,241)

Net loss applicable to common stockholders	$(18,952)	$(21,014)	$(11,228)

Basic and diluted net loss per share applicable to common stockholders	$(1.03)	$(1.62)	$(3.48)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	18,419	12,974	3,225

(1)
Excluding $192, $457 and $126 in amortization of deferred stock-based compensation for the years ended March 31, 2002, 2001, and 2000, respectively.

(2)
Excluding $226, $842 and $501 in amortization of deferred stock-based compensation for the years ended March 31, 2002, 2001, and 2000, respectively.

(3)
Excluding $291, $889 an $531 in amortization of deferred stock-based compensation for the years ended March 31, 2002, 2001, and 2000, respectively.

(4)
Excluding $684, $1,749 and $579 in amortization of deferred stock-based compensation for the years ended March 31, 2002, 2001, and 2000, respectively.

(5)
Excluding $1,600, $3,615 and $443 in amortization of deferred stock-based compensation for the years ended March 31, 2002, 2001, and 2000, respectively.

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock				Accumulated Other Comprehensive Income
							Additional Paid-In Capital	Deferred Stock Compensation		Notes Receivable from Stockholders	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at March 31, 1999	5,455	$17,341	2,454	$3	3,571	$4	$3,329	$(239)	—	$(105)	$(18,533)	$(15,541)
Issuance of Series E convertible preferred stock, net of issuance costs	—	—	2,778	3	—	—	19,964	—	—	—	—	19,967
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	484	—	150	—	—	(30)	—	120
Deferred stock compensation related to stock option grants	—	—	—	—	—	—	5,400	(5,400)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,180	—	—	—	2,180
Accretion of Series C preferred stock	—	489	—	—	—	—	—	—	—	—	(489)	(489)
Accretion of Series D preferred stock	—	752	—	—	—	—	—	—	—	—	(752)	(752)
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,987)	(9,987)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,010)

Balance at March 31, 2000	5,455	18,582	5,232	6	4,055	4	28,843	(3,459)	(23)	(135)	(29,761)	(4,525)
Accretion of Series C preferred stock	—	174	—	—	—	—	—	—	—	—	(174)	(174)
Accretion of Series D preferred stock	—	269	—	—	—	—	—	—	—	—	(269)	(269)
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	3,000	3	26,368	—	—	—	—	26,371
Conversion of redeemable convertible preferred stock and convertible preferred stock to common stock	(5,455)	(12,916)	(5,232)	(6)	10,687	10	9,364	—	—	—	3,548	12,916
Redemption of Series C redeemable convertible preferred stock	—	(6,109)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	618	1	905	—	—	—	—	906
Issuance of common stock on net exercise of warrants	—	—	—	—	22	—	—	—	—	—	—	—
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Deferred stock compensation related to stock option grants	—	—	—	—	—	—	10,070	(10,070)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	7,552	—	—	—	7,552
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	—	(780)	780	—	—	—	—
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	—	—	—	—	—	(20,571)	(20,571)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(20,540)

Balance at March 31, 2001	—	$—	—	$—	18,382	$18	$74,770	$(5,197)	$8	$(143)	$(47,227)	$22,229

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(In thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock				Accumulated Other Comprehensive Income
							Additional Paid-In Capital	Deferred Stock Compensation		Notes Receivable from Stockholders	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at March 31, 2001	—	$—	—	$—	18,382	$18	$74,770	$(5,197)	$8	$(143)	$(47,227)	$22,229
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	377	1	320	—	—	—	—	321
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Write off of notes receivable from stockholders	—	—	—	—	—	—	—	—	—	55	—	55
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,993	—	—	—	2,993
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	—	(505)	505	—	—	—	—
Issuance of restricted common stock to officer as a bonus	—	—	—	—	—	—	114	(114)	—	—	—	—
Acceleration of option vesting	—	—	—	—	—	—	35	—	—	—	—	35
Issuance of options in consideration for service	—	—	—	—	—	—	20	—	—	—	—	20
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	(18,952)	(18,952)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(18,961)

Balance at March 31, 2002	—	$—	—	$—	18,759	$19	$74,754	$(1,813)	$(1)	$(96)	$(66,179)	$6,684

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2002	2001	2000
Operating activities
Net loss	$(18,952)	$(20,571)	$(9,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	2,993	7,552	2,180
Depreciation and amortization	1,572	877	482
Amortization of intangible assets	370	572	941
Restructuring charges	81	—	—
Issuance of options in consideration for services	20	—	—
Compensation expenses related to accelerated vesting of options	35	—	—
Changes in operating assets and liabilities:
Accounts receivable	272	(901)	(1,255)
Recognized income not yet billed	(58)	123	(212)
Other current assets	398	(329)	(385)
Other assets	18	(70)	(61)
Accounts payable	123	226	102
Accrued expenses	971	487	253
Accrued compensation	504	238	684
Deferred revenue	1,161	326	704
Accrued interest and other	47	(174)	4

Net cash used in operating activities	(10,445)	(11,644)	(6,550)
Investing activities
Purchases of property and equipment	(1,409)	(2,638)	(828)
Purchases of short-term investments	(7,501)	(13,287)	(13,220)
Maturities of short-term investments	10,457	18,555	4,000
Transfer to restricted cash	—	(150)	—
Acquisition of Metazoa.com	—	(352)	—

Net cash provided (used) in investing activities	1,547	2,128	(10,048)
Financing activities
Proceeds from lease line	—	1,000	611
Proceeds from issuance of notes payable	4,500	—	—
Principal payments on notes payable	(75)	(2,218)	(2,660)
Principal payments on capital lease obligations	(614)	(456)	(309)
Proceeds from the issuance of common stock	321	27,277	127
Proceeds from the issuance of convertible preferred stock, net	—	—	19,967
Redemption of redeemable convertible preferred stock	—	(6,109)	—

Net cash provided by financing activities	4,132	19,494	17,736

Net (decrease) increase in cash and cash equivalents	(4,766)	9,978	1,138
Cash and cash equivalents at the beginning of the year	15,264	5,286	4,148

Cash and cash equivalents at the end of the year	$10,498	$15,264	$5,286

Supplemental disclosures of noncash activities
Common stock issued in exchange for notes	$—	$—	$30
Property and equipment acquired under capital leases	—	1,000	611
Deferred stock compensation	114	10,070	5,400
Reversal of deferred stock compensation upon cancellation of unvested stock options	(505)	(780)	—
Accretion of preferred stock	—	443	1,241
Conversion of preferred stock to common stock	—	9,374	—
Reversal of preferred stock accretion upon conversion	—	3,548	—
Supplemental disclosure of cash flow information
Cash paid for interest	$245	$319	$436
Cash paid for taxes	$37	$30	$2

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

        As of March 31, 2002, Pharsight had working capital of $6.8 million and had stockholders' equity of $6.7 million. During 2001, Pharsight used cash and cash equivalents in operating activities of $10.4 million. The net decrease in cash for operating, investing and financing activities in 2002 was approximately $4.8 million. Management believes that its restructuring activities have reduced its ongoing operating expenses and that it will have sufficient working capital to support Pharsight's planned activities through fiscal year 2003. Pharsight is committed to the successful execution of its operating plan and will take further action as necessary to align operations and reduce expenses.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Certain amounts have been reclassified to conform to the current period classification. The reclassification had no impact on Pharsight's historical operating result of financial position.

Revenue Recognition

        Pharsight's revenues are derived from two primary sources: initial and renewal fees for product licenses and scientific and training consulting services. Additionally, Pharsight had a small amount of revenue from subscriptions related to Pharsight's information products in fiscal 2002.

        Pharsight's revenue recognition policy is in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," or SOP 97-2 as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, 'Software Revenue Recognition,' " or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions," or SOP 98-9. For each arrangement, Pharsight determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, Pharsight defers revenue recognition until such time as all of the criteria are met. Pharsight does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If Pharsight does not consider collectibility to be probable, Pharsight recognizes revenue when the fee is collected. No customer has the right of return.

        Contracts from which Pharsight receives solely license and renewal fees consist of one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS.    Pharsight does not have vendor specific objective evidence to allocate the fee to the separate elements, as Pharsight does not sell PCS separately. Pharsight recognizes each of the initial and renewal license fees ratably over the one year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

        Pharsight does not present PCS revenue separately as Pharsight does not have vendor specific objective evidence of PCS, and Pharsight does not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues.

        Pharsight has one international distributor. There is no right of return or price protection for sales to the international distributor. Pharsight recognizes revenue ratably over the one-year initial license or renewal period. Revenue from this distributor in 2002, 2001, and 2000 was less than 1% of total revenues.

        For arrangements consisting solely of services Pharsight recognizes revenue as services are performed.    Arrangements for services may be charged at daily rates for different levels of consultants and out of pocket expenses or may be for a fixed fee. For fixed fee contracts with payments based on milestones or acceptance criteria, Pharsight recognizes revenue as such milestones are achieved or upon acceptance, which approximates the level of services provided. For fixed fee arrangements at the end of each accounting period (i) Pharsight analyzes the appropriateness of the daily rates charged based upon total fees to be charged and total hours to be incurred, and (ii) Pharsight determines if losses should be recognized.

        Pharsight also enters into arrangements consisting of licenses, renewal fees and scientific consulting services.    The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting. As the only undelivered elements are services and PCS, and the PCS term (expressed or implied) and the period over which Pharsight expects the services to be performed are the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered or straight line over the period of the agreement. If the PCS term and the period over which Pharsight expects the services to be performed are not the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered or straight line over the longer of the PCS term and the period over which Pharsight expects the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out of pocket expenses.

        Pharsight's strategic services included in multiple element arrangements are not essential to the functionality of the other elements of an arrangement. To date Pharsight has not used and does not expect to use contract accounting for the entire software arrangement.

        Pharsight recognizes revenue from the subscription to information products over the contract period, provided Pharsight has evidence of an arrangement, the price of the subscription is fixed or determinable and payment is reasonably assured. The subscription fees have been included in license revenues.

Research and Development

        Pharsight capitalizes eligible computer software costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2002 and 2001, such internal capitalizable costs were insignificant. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations.

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

Internal Use Software

        Pharsight accounts for internal use software costs, in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, Pharsight capitalizes costs to develop software for internal uses when preliminary development efforts are successfully completed and management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are capitalized. All capitalized costs are included in property, plant and equipment and are amortized to expense over their expected useful lives.

Advertising

        Pharsight expenses the cost of advertising as incurred. These costs were insignificant in all periods presented.

Shipping Costs

        The Company's shipping and handling costs are included under cost of sales for all periods presented.

Cash and Cash Equivalents

        Cash and cash equivalents are comprised of highly liquid financial instruments consisting primarily of investments in money market funds, commercial paper, corporate notes and obligations issued by or fully collateralized by the U.S. government or federal agencies with insignificant interest rate risk and with original maturities of three months or less at the time of acquisition.

Short-term Investments

        All investments are designated as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported in stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other-than-temporary, are reported in interest income and other, net. Short-term investments consist of securities available-for-sale that mature within twelve months of purchase.

        Short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2002
Money market funds, commercial paper and treasury instruments	$2,495	$—	$—	$2,495
Corporate notes	500	—	(1)	499

	$2,995	$—	$(1)	$2,994

March 31, 2001
Money market funds, commercial paper and treasury instruments	$987	$—	$—	$987
Corporate notes	4,964	8	—	4,972

	$5,951	$8	$—	$5,959

        Gross realized gains and losses were insignificant for all periods presented.

Restricted Cash

        At March 31, 2002 and 2001, the Company had $150,000 of restricted cash for a lease deposit on the Company's facilities.

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

Intangible Assets

        Intangible assets arise from Pharsight's acquisition of certain businesses and assets. The intangible assets are being amortized on a straight-line basis over periods ranging from two to three years and consist of (in thousands):

	March 31,
	2002	2001
Developed technology	$387	$387
Core technology	1,441	1,441
Assembled workforce	383	383
Goodwill	219	219
Covenants not to compete	500	500

	2,930	2,930
Accumulated amortization	(2,930)	(2,560)

	$—	$370

        Pharsight assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 121, Pharsight is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets.

Deferred Revenue

        Deferred revenue is primarily comprised of license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes deferred services and training revenue, which will be recognized as services are performed.

Stock-Based Compensation

        Pharsight accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations in accounting for its employee stock option plans. Pharsight has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Pharsight accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

Net Loss per Share

        Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and, when dilutive, unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the as-if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive, due to the Company's net loss in each period.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended March 31,
	2002	2001	2000
Net loss	$(18,952)	$(20,571)	$(9,987)
Accretion of preferred stock	—	(443)	(1,241)

Net loss attributable to common stockholders	$(18,952)	$(21,014)	$(11,228)

Basic and diluted:
Weighted average common shares outstanding	18,559	13,317	3,791
Less weighted average common shares subject to repurchase	(140)	(343)	(566)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	18,419	12,974	3,225

Basic and diluted net loss per share applicable to common stockholders	$(1.03)	$(1.62)	$(3.48)

        The number of unvested and potential common shares excluded from the calculation of diluted net loss per share applicable to common stockholders at March 31, 2002, 2001, and 2000 is detailed in the following table (in thousands):

	March 31,
	2002	2001	2000
Preferred stock	—	—	10,687
Outstanding options	4,452	3,541	1,835
Warrants	276	276	297

	4,728	3,817	12,819

        These instruments were excluded because their effect would be antidilutive.

Other Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight's only component of other comprehensive income (loss) is unrealized income (loss) on available-for-sale marketable securities for the years ended March 31, 2002 and 2001.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules require business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and goodwill acquired after this date will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of our fiscal year ended March 31, 2002, and will be tested for impairment using the current method, which uses an undiscounted cash flow test. Beginning in the first fiscal quarter ended June 30, 2002, Pharsight will adopt SFAS 141 and SFAS 142. Based on acquisitions completed as of June 30, 2001, it is not expected to have a significant impact on our results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Pharsight will adopt FAS 144 as of April 1, 2002, and does not expect that the adoption of the Statement will have a significant impact on its financial position and results of operations.

        In November 2001, the FASB issued a Staff Announcement (the "Announcement"), Topic D-103, which concluded that the reimbursement of "out-of-pocket" expenses should be classified as revenue in the statement of operations. This Announcement should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this Announcement, comparative financial statements for prior periods should be reclassified to comply with the guidance in this Announcement. Pharsight previously recorded reimbursement of "out-of-pocket" expenses in cost of services. Effective January 1, 2002, Pharsight adopted this Announcement. The adoption of the Announcement had no significant impact on its results of operations and on its comparative financial statements for prior periods.

3. Property and Equipment

        Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2002	2001
Furniture and fixtures	$647	$643
Computers and equipment	5,125	3,721
Leasehold improvements	180	180

	5,952	4,544
Accumulated depreciation and amortization	(3,244)	(1,592)

	$2,708	$2,952

        Property and equipment includes assets acquired under capital lease obligations with a cost of $2,491,000 at March 31, 2002 and 2001, and accumulated amortization of $1,933,000 and $1,284,000 at March 31, 2002 and 2001, respectively.

        Depreciation expense was $924,000, $163,000 and $83,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

        Amortization expense of assets acquired under capital lease obligations was $648,000, $714,000 and $399,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

4. Business and Other Acquisitions

        In February 2001, Pharsight acquired the assets of Metazoa, Inc., a privately held company that develops collaborative software for the life science research community. Pharsight purchased the assets of Metazoa for cash of $250,000 and incurred acquisition expenses of $102,000. The assets acquired were as follows (in thousands):

Core technology	$125
Assembled workforce	125
Goodwill	102

Total	$352

        The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified intangible assets. In February 2001, Pharsight began amortizing goodwill, core technology and assembled workforce over the estimated useful life of these assets.

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

        Pharsight sells primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers' financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. Pharsight analyzes the need for reserves for potential credit losses and records reserves when necessary. It maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. To date, Pharsight has not experienced any significant losses with respect to these balances. For the year ended March 31, 2001, Pharsight added $98,000 to its allowance for doubtful accounts through charges to bad debt expense. For the years ended March 31, 2002 and 2001, Pharsight wrote-off $1,000 and $30,000, respectively against the allowance for doubtful accounts.

        No customers comprised more than 10% of accounts receivable at March 31, 2002. Two customers comprised 17% and 14% of accounts receivable at March 31, 2001. No customers comprised over 10% of accounts receivable at March 31, 2000.

        One customer accounted for 20% of revenues for the year ended March 31, 2002. Two customers accounted for 17% and 11% of revenues for the year ended March 31, 2001. One customer accounted for 26% of revenues for the year ended March 31, 2000.

6. Debt

        Pharsight has entered into various noncancelable capital lease agreements for equipment and software through a series of sale-leaseback transactions. Capital lease obligations represent the present value of future rental payments under these leases.

        In March 1998, Pharsight issued a note payable to a financier for $1,000,000. Principal and interest, at 7.68% per year, were due in monthly payments of $31,000 from April 1, 1998 through March 1, 2001. All assets of Pharsight were pledged as collateral. Pharsight was required to maintain compliance with certain financial and non-financial covenants associated with the note. The note also limited the payment of dividends without the noteholder's consent. The balance of the note was paid in full during the year ended March 31, 2002.

        In June 2001, Pharsight extended and enhanced the previously unused credit facilities with Silicon Valley Bank. Pharsight has $7.5 million available under three different facilities. The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a term loan secured by certain assets of the Company, excluding Intellectual Property.

        During the year ended March 31, 2002, Pharsight borrowed $3.5 million from its Silicon Valley Bank term loan. The secured term loan principal is payable over forty-eight months, beginning in July 2002, interest is accrued at 1.25% above prime and is payable monthly from the date of borrowing. During the year ended March 31, 2002, Pharsight also borrowed $1 million from its secured revolving credit facility. This secured revolving credit facility expires in June 2002; interest is accrued at 1.00% above prime and is payable monthly from the date of borrowing.

        As of March 31, 2002, Pharsight was in violation of a debt/tangible net worth covenant under its credit facilities with Silicon Valley Bank. On May 10, 2002, a loan modification agreement was signed with Silicon Valley Bank which removed the debt/tangible net worth covenant that was in Pharsight's existing credit facilities.

        The following covenants apply to our Silicon Valley Bank loan facilities: Quick Ratio (excluding deferred revenue) greater than 1.0, Remaining months liquidity of 6 months, Liquidity of two times the term loan advance, and annual Net Losses within 20% of our plan, measured at specific quarterly amounts. Pharsight is in compliance with each of these covenants.

        Future minimum lease payments under notes payable and capital leases at March 31, 2002 are as follows (in thousands):

	Notes Payable	Capital Leases
2003	$1,656	$749
2004	875	313
2005	875	57
2006	875	—
2007	219	—

Total minimum payments	4,500	1,119
Less amounts representing interest	—	109
Present value of minimum lease payments	4,500	1,010
Less current portion	1,656	660

Long-term portion	$2,844	$350

7. Commitments and Contingencies

Operating Leases

        Pharsight leases its office facilities and certain equipment under noncancelable operating leases expiring through 2006. Minimum annual rental commitments, excluding sublease income and facilities under restructuring, at March 31, 2002, are as follows (in thousands):

2003	$1,636
2004	796
2005	174
2006	119

Total minimum payments	$2,725

        Net sublease income for the year ended March 31, 2002 and 2001, was approximately $939,000 and $602,000, respectively. These amounts have been reflected as a reduction of operating expenses. Pharsight expects to receive net sublease payments of approximately $148,000 in fiscal 2003.

        Rent expense, net of sublease income, was $1,344,000, $1,383,000 and $955,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgements from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on its financial position, result of operations, or cash flows.

8. Restructuring Charge

        During the year ended March 31, 2002, the Company implemented a restructuring program to better align operating expenses with anticipated revenues. The restructuring actions reduced resources in non-core areas such as our Information Products. The Company recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, including $81,000 in equipment impairment, $253,000 in personnel severance costs and $21,000 in other exit costs. The restructuring program resulted in the reduction in force across all company functions of approximately 14%, or 20 employees. As of December 30, 2001, all 20 employees had been terminated as a result of the program. The restructuring actions did not impact the resources assigned to develop and support current and future

Pharsight Knowledgebase Server™, WinNonlin®, WinNonMix® and Trial Simulator™ product families. At March 31, 2002, the Company had $249,000 of accrued restructuring costs related to monthly lease expenses for two facilities that were exited during the year ended March 31, 2002, and other exit costs. The restructuring accrual is included within Accrued Expenses in the balance sheets.

        The following table depicts the restructuring activity during the year ended March 31, 2002 (in thousands):

		Expenditures
Category				Balance at March 31, 2002
	Additions	Cash	Non-Cash
Vacated facilities and operating assets	$402	$(78)	$(81)	$243
Employee severance	253	(253)	—	—
Other costs	21	(15)		6

Total	$676	$(346)	$(81)	$249

9. Stockholders' Equity

Redeemable Convertible Preferred Stock

        Prior to the Company's initial public offering in August 2000, the Company had Series C and D redeemable convertible preferred stock outstanding. Each share of Series C and Series D redeemable convertible preferred stock (Series C stock and Series D stock, respectively) was convertible, at the holder's option, into one share of common stock subject to certain antidilution adjustments. At conversion, the holders were entitled to any and all declared and unpaid dividends. Each share of preferred stock automatically converted to common stock upon the closing of Pharsight's initial public offering in August 2000. In addition, each share of Series C preferred stock received in cash the original issue price of $2.37 upon conversion.

        The Series C stock was redeemable at any time after May 2002 (five years from issuance), upon the affirmative vote of at least 51% of the Series C stockholders. The Series D stock was redeemable at any time after October 2003 (five years from issuance) upon the affirmative vote of at least 66 2/3% of the Series D stockholders. The Series C stock was redeemable at a price of $2.37 per share plus any and all dividends accrued, declared, and unpaid and a payment amount equal to 8% of the original issue price of the Series C stock multiplied by the number of full years elapsed between the original issue date and the redemption date. The Series D stock was redeemable at a price of $3.27 per share, plus any and all dividends accrued and unpaid and a payment amount equal to 8% of the original issue price of the Series D stock multiplied by the number of full years elapsed between the original issue date and the redemption date.

        For the Series C stock and the Series D stock, Pharsight recorded accretion of the excess redemption value ratably against earnings over the term of the redemption feature. The accretion resulted in a $174,000 and $489,000 increase to the carrying value of the Series C stock for the years ended March 31, 2001and 2000, respectively. The accretion resulted in a $269,000 and $752,000 increase in the carrying value of the Series D stock for the years ended March 31, 2001, and 2000, respectively.

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

Common Stock

        Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2002, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	276
Stock option plans	7,895
Employee stock purchase plan	1,126

9,297

        Pharsight has sold common stock pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. Pharsight has a right to repurchase the shares at the original sale price, which generally expires at the rate of 25% after one year and 2.0833% per month thereafter.

        For the year ended March 31, 2000, Pharsight sold 2,981,000 restricted shares. For the year ended March 31, 1999, Pharsight sold 2,169,000 restricted shares. At March 31, 2002 and 2001, 76,000 and 228,000 shares were subject to repurchase.

        Pharsight loaned an officer $12,000 in July 1996 and $10,000 in June 1998 in connection with the purchase of common stock. Interest on each of these loans is 6.74% and 5.77% per year, respectively, and compounds annually. The principal and accrued interest on each of these is due in July 2001 and June 2003, respectively, and may be prepaid without penalty. The promissory notes become due and payable 30 days after the officer's employment is terminated for any reason. In addition, Pharsight loaned the officer $23,000 in July 1999 to purchase additional shares of common stock. The interest on this loan is 6% per year, with the principal and accrued interest due in May 2003. The officer is on leave from Pharsight beginning in October 2001, and the loans were written off.

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

10. Warrants

        In connection with various convertible promissory notes and loan agreements entered into throughout fiscal 1999, Pharsight issued warrants to purchase 272,000 shares of common stock at exercise prices ranging from $0.25—$3.27 per share. The fair value assigned to these warrants was immaterial. As of March 31, 2002, all of these warrants remained outstanding. The warrants expire on August 9, 2005.

        In connection with certain equipment leases, Pharsight issued a warrant to purchase 4,000 shares of common stock at an exercise price of $7.20 per share in fiscal 2001. The fair value assigned to these warrants was immaterial. At March 31, 2002, warrants for 4,000 shares remained outstanding. The warrants expire on August 2005.

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

        Pharsight initially reserved 4,000,000 shares for grant under the Incentive Plan. On each January 1, the number of shares reserved will increase automatically by the least of 5% of the total number of common shares outstanding on that date, 2,000,000 shares or such fewer number of shares as determined by the Board of Directors. On January 1, 2001, an additional 914,000 shares were reserved for issuance under the Incentive Plan. On January 1, 2002, an additional 932,000 shares were reserved for issuance under the Incentive Plan.

        In April 2001, the Board of Directors approved the UK Company Share Option Plan ("UK Plan"). The UK Plan became effective upon approval of its terms by the Inland Revenue of the United Kingdom ("Inland Revenue"). The UK Plan provides for the granting of stock options to Eligible Employees (as defined in the UK Plan). Pharsight has reserved 200,000 shares for grant under the UK Plan.

        Under the UK Plan, the Board of Directors determines the term of each award and the award price (subject to the approval of Inland Revenue). The exercise price of all options may not be less than the Market Value (as defined in the UK Plan) on the date of the grant. In general, stock options vest over a four-year period, 25% on the first anniversary of the grant and ratably on a monthly basis.

        Under the UK Plan, any option granted to an Eligible Employee shall be limited and take effect so that, immediately following such grant, the aggregate Market Value of all the shares which he may acquire on the exercise in full of all unexercised options then held by him under the UK Plan and any share option plan (other than a savings-related share option plan) approved by the Inland Revenue under Schedule 9 and adopted by the Company or any Associated Company (as defined in the Plan) of the Company, shall not exceed 30,000 English Pounds.

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

        In May 2000, the Board of Directors adopted the 2000 CEO Non-Qualified Stock Option Plan ("CEO Plan"). The sole person eligible to receive an option under the CEO Plan was Pharsight's former Chief Executive Officer, who received an option to purchase all 443,000 shares reserved for issuance under the CEO Plan. The exercise price of the options was $6.83, which was 105% of the fair market value on the date of grant. The options vest in equal monthly installments over 34 months. In certain change in control circumstances, a surviving or acquiring corporation may either assume all outstanding options under the CEO Plan or substitute other awards for the outstanding options. If the surviving or acquiring corporation does not assume or substitute other awards for the options outstanding under the CEO Plan, then the vesting will accelerate and the options will terminate prior to the change in control if they are not otherwise exercised.

        Pharsight applies APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, when the exercise price of Pharsight's employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

        A summary of Pharsight's stock option activity and related information for the three years, in the period ended March 31, 2002, is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at March 31, 1999	1,125	$0.24
Options granted	1,315	1.44
Options exercised	(437)	0.34
Options canceled	(168)	0.44

Balance at March 31, 2000	1,835	1.06
Options granted	2,470	5.70
Options exercised	(521)	0.96
Options canceled	(243)	3.87

Balance at March 31, 2001	3,541	4.09
Options granted	2,121	1.89
Options exercised	(298)	0.57
Options canceled	(912)	3.79

Balance at March 31, 2002	4,452	$3.34

        At March 31, 2002, 2001, and 2000, 3,443,000, 4,061,000, and 299,000 shares were available for future option grants, respectively.

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2002 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.10 - $ 0.35	417	6.07	$0.27	313	$0.27
$0.70 - $ 3.19	2,389	9.48	$1.95	272	$2.04
$3.50 - $ 4.44	380	8.68	$3.90	179	$4.01
$ 6.50	687	8.06	$6.50	431	$6.50
$6.83 - $10.00	579	8.20	$7.15	200	$7.39

$0.10 - $10.00	4,452	8.71	$3.34	1,395	$4.04

        At March 31, 2001 and 2000, options to purchase 1,141,000 and 1,806,000 shares were exercisable, respectively.

Employee Stock Purchase Plan

        In April 2000, the Board of Directors adopted and in May 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan ("Purchase Plan"). The Purchase Plan became effective upon Pharsight's initial public offering in August 2000.

        Pharsight has reserved 600,000 shares for issuance under the Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the least of 1.5% of the number of shares of common stock outstanding on that date, 600,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2002 and 2001, the number of shares reserved under the Purchase Plan increased by 280,000 and 274,000 shares, respectively. Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 79,000 in 2001 and 2002. As of March 31, 2002, 996,000 shares remain available for future issuance.

        In April 2001, the Board of Directors adopted the 2001 UK Employee Stock Purchase Plan ("UK Purchase Plan"). The UK Purchase Plan became effective immediately. Pharsight has reserved 130,000 shares for issuance under the UK Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the least of 1.5% of the number of shares of common stock outstanding on that date, 130,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2002, the number of shares reserved under the UK Purchase Plan did not increase. Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the UK Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. There were no shares of common stock issued under the UK Purchase Plan in 2002. As of March 31, 2002, 130,000 shares remain available for future issuance.

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

	ESPP Years Ended March 31,			Options Years Ended March 31,			Restricted Stock Grants Years Ended March 31,
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Expected life (years)	.50	.50	—	3.9	3.00	4.00	—	—	4.00
Expected stock price volatility	127.0%	80.0%	—	127.0%	80.0%	50.0%	—	—	50.0%
Risk-free interest rate	2.80%	5.60%	—	3.94%	4.25%	6.25%	—	—	6.25%
Dividend yield	0.00%	0.00%	—	0.00%	0.00%	0.00%	—	—	0.00%
Weighted average fair value	$1.42	$2.21	$—	$1.53	$3.47	$0.74	$—	$—	$0.19

        If Pharsight had elected to recognize compensation cost based on the fair value of the above awards granted at the grant date as prescribed by FAS 123, net loss and net loss per share would have increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

	Years Ended March 31,
	2002	2001	2000
Net loss applicable to common stockholders:
As reported	$(18,952)	$(21,014)	$(11,228)
Pro forma	(21,205)	(23,082)	(11,402)
Basic and diluted net loss per share:
As reported	$(1.03)	$(1.62)	$(3.48)
Pro forma	(1.15)	(1.85)	(3.54)

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

Deferred Compensation

        During the years ended March 31, 2001 and 2000, Pharsight recorded aggregate deferred compensation of $10,070,000 and $5,400,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of the Pharsight's common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options. During the year ended March 31, 2002, Pharsight recorded deferred stock compensation of $114,000 representing the intrinsic value of a certain stock award issued to an officer as a bonus. The amortization of this deferred stock compensation is charged to operations over the vesting period of the stock award using the straight-line method. Pharsight amortized $2,993,000, $7,552,000 and $2,180,000 of deferred compensation for the years ended March 31, 2002, 2001, and 2000.

        The amount of deferred stock compensation to be amortized in future periods, ending March 31, is as follows (in thousands):

2003	$1,402
2004	$379
2005	$32

Options Issued to Consultants and Scientific Advisory Board Members

        During the year ended March 31, 2002, Pharsight granted options to purchase 30,000 shares of common stock to consultants at an exercise price of $0.99 in exchange for services. The option was fully vested at the date of grant and is exercisable for two years. Pharsight valued these options at $20,000, being their fair value estimated using the Black-Scholes valuation model with the following assumptions: a risk-free interest rate of 6.00%, a volatility factor of 138.0% and lives of 2 years. Pharsight recorded the fair value of these options as a charge to operations for the year ended March 31, 2002.

        During fiscal 2001, Pharsight granted additional options to purchase 23,000 shares of common stock to consultants and members of the Scientific Advisory Board at exercise prices ranging from $3.00 to $3.88. 3,000 and 20,000 of these options had vested as of March 31, 2002 and 2001, respectively. Pharsight valued these options at $50,000, being their fair value estimate using the Black-Scholes valuation model assuming fair values of common stock ranging from $3.00 to $4.00 per share, a risk-free interest rate of 6.00%, a volatility factor of 80.0% and lives ranging from 5 to 7 years. Pharsight recorded the fair value of these options as a charge to operations for the year ended March 31, 2001. The fair value assigned to these warrants in fiscal 2002 was immaterial.

        As of March 31, 2000, Pharsight had granted options to purchase 32,000 shares of common stock to consultants and members of the Scientific Advisory Board at exercise prices ranging from $0.35 to $4.35 per share. The options were granted in exchange for consulting and advisory services to be rendered and vest over four to five years. Pharsight valued these options at $275,000, being their fair value estimated using the Black-Scholes valuation model assuming fair values of common stock ranging from $2.94 to $10.40 per share, a risk-free interest rate of 6.25%, a volatility factor of 50% and a life of 10 years. The value of these options is being amortized over the vesting period. The fair value assigned to these warrants in fiscal 2002 was immaterial.

Accelerated Vesting of Stock Options

        During fiscal year 2002 the company accelerated the vesting of certain stock options and recorded a compensation charge of $35,000 relating to the re-measurement of these options as of the date of the modification.

12. Income Taxes

        There was no provision for income taxes in any year presented due to the fact that Pharsight incurred net losses.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	March 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$18,100	$11,600
Research and development tax credits	900	800
Capitalized research and development	900	700
Amortization of intangible assets	100	200
Other	600	0

Total deferred tax assets	20,600	13,300

Valuation allowance	(20,600)	(13,300)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets increased by approximately, $7,300,000, $4,800,000 and $3,300,000 in the year ended March 31, 2002, 2001, and 2000, respectively.

        As of March 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $50,000,000 and $20,000,000 respectively, which begin to expire in the years 2003 through 2022.

        The Company had federal and state research and development tax credits of approximately $700,000 and $200,000 respectively. The federal research and development credits begin to expire in 2011 through 2022 and the state credits carryforward indefinitely.

        Utilization of the Company's net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

13. Segment Information

        Pharsight's revenue base is derived from the sale of software licenses and consulting services to pharmaceutical companies on a worldwide basis. Pharsight operates solely in one operating segment, the sale of licenses and consulting services to pharmaceutical companies. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, Pharsight has concluded that it contains only one reportable segment.

        Revenues from sales to customers by major geographic area for the years ended March 31 were (in thousands):

	Years Ended March 31,
	2002	2001	2000
United States	$9,092	$8,183	$5,581
Europe	4,574	3,219	2,835
Other	583	546	443

	$14,249	$11,948	$8,859

        No foreign country accounted for 10% or more of the Pharsight's total revenues in the years ended March 31, 2002, 2001, and 2000. All of the Pharsight's significant long-lived assets are located within the United States.

14. 401(k) Plan

        Pharsight has a 401(k) plan, which covers all employees. Pharsight's contributions to the plan are discretionary. Through March 31, 2002, Pharsight has made no contributions to the plan.

15. Subsequent Events

        In June 2002, Pharsight extended its secured revolving credit facility agreement with Silicon Valley Bank for an additional year. Pharsight continues to have $4.0 million available under two accounts receivable facilities. These include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable and $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable. Pharsight continues to have $1.0 million of the accounts receivable facility utilized.

        In June 2002, Pharsight closed the sale of 761,920 shares of Preferred Stock and 761,920 warrants to purchase shares of Pharsight's Common Stock for approximately $3,149,000. The Preferred Stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the Preferred Stock stockholders. The Preferred Stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each Preferred Stock is convertible into 4 shares of Pharsight's Common Stock at the election of the investor or upon the occurrence of certain other events. The Preferred Stock is entitled to receive a quarterly dividend of 2% payable in cash or stock. These quarterly dividends will commence in September 2002. The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning our directors and executive officers will be contained under the caption "Proposal 1—Election of Directors" in our definitive Proxy Statement (our "Proxy Statement") with respect to our Annual Meeting of Stockholders, to be held on September 6, 2002, and is incorporated by reference into this report. Information concerning our Executive Officers is set forth below; under "Executive Officers of the Registrant." Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

Executive Officers of the Registrant

Executive Officers and Key Employees

        The following table provides information concerning our executive officers as of May 31, 2002:

Name	Age	Position
Arthur H. Reidel	51	Chairman of the Board
Michael S. Perry, D.V.M, Ph.D.	43	President and Chief Executive Officer
Leslie E. Wright	48	Interim, Chief Financial Officer
J. Robert Powell, Pharm.D.	54	Senior Vice President, Strategic Services
Daniel L. Weiner, Ph.D.	52	Senior Vice President, Technology Deployment
Charles Faas	42	Vice President, Finance, and Chief Accounting Officer
Mark R. Robillard	45	Vice President, Sales
James Negrette.	44	Vice President, Product Development
John E. Wehrli, J.D	38	Vice President, General Counsel, and Secretary
Michael J. Schwartz	40	Vice President, Marketing

        Arthur H. Reidel is a founder of the Company. From 1995 to February 2002, he served as President and Chief Executive Officer. He has been Chairman of the Board since 1995. From December 1992 until September 1994, he was President and Chief Executive Officer of Sunrise Test Systems, a leading developer of electronic design automation software. From 1991 through 1992, he held executive positions with Weitek Corporation, including Vice President and General Manager of its User Interface Products Division. From 1984 through 1991, Mr. Reidel was a General Partner of ABS Ventures Limited Partnerships, a series of venture capital funds affiliated with Alex Brown and Sons. In this capacity, he invested in and was a Director of numerous technology-based companies. From 1973 to 1984, Mr. Reidel held management and executive positions, including Vice President of Engineering and Operations at Interactive Training Systems and Vice President of Technology at Schlumberger Computer-Aided Systems. Mr. Reidel is a graduate of MIT.

        Michael S. Perry, D.V.M., Ph.D. joined Pharsight as President and Chief Executive Officer in February 2002. Prior to joining Pharsight, Dr. Perry was Worldwide Head, Research and Development, for Baxter Healthcare's Global BioPharmaceuticals Business, a pharmaceutical company, which he joined in October 2000. From August 1998 to October 2000, he was President and Chief Executive Officer of Genetic Therapy, Inc., and from June 1997 to October 2000, he was President and Chief Executive Officer of Systemix, Inc., both wholly owned subsidiaries of Novartis and biotechnology companies focusing on the areas of cell and gene therapy. Previously, he held a variety of positions in the pharmaceutical industry including Vice President, Drug Registration and Regulatory Affairs, for

Sandoz and for Novartis, following Sandoz's merger with Ciba-Geigy; and Vice President, Human Pharmaceutical Regulatory Affairs, for Syntex Corporation. He has also held scientific and regulatory positions at Schering-Plough Corporation, Bio-Research Laboratories, and Warner-Lambert / Parke Davis Research Institute. Dr. Perry is currently on the Board of Directors of Biotransplant, Inc., where he has served since 1999. He is also on the Board of Directors of Pharsight Corporation, where he has served since April 2002.

        Leslie E. Wright has been Pharsight's Interim Chief Financial Officer since October 2001. From April 2000 to October 2001, Mr. Wright was interim Chief Financial Officer at Calico, a provider of interactive configuration and selling software, where he assisted in their filing of Chapter 11 and their subsequent sale to Peoplesoft. From July 1999 to March 2000, Mr. Wright was Chief Executive Officer of Perpetual Inc., a private company. From August 1997 to July 1999, Mr. Wright was Vice President, Finance, and Chief Financial Officer for Infoseek Corporation, an internet portal company. From 1994 to July 1997, he worked with Fractal Design Corporation, a graphics software company, where from May 1995 to July 1997 he served as Chief Operating and Financial Officer. From 1984 to 1994, Mr. Wright was employed with The ASK Group, Inc., a software company, where from 1986 through 1994, he served as Executive Vice President and Chief Financial Officer. Mr. Wright holds a B.S. degree in Business from San Jose State University. He is a Certified Public Accountant in the State of California.

        J. Robert Powell, Pharm.D., has served as Senior Vice President, Drug Development Consulting Services, since joining Pharsight in March 2001, after several years as a development executive and Pharsight customer at Parke-Davis (Pfizer) and at Glaxo Wellcome, both large pharmaceutical companies. Most recently Dr. Powell was Vice President, Pharmacokinetics/ Dynamics and Metabolism, at Pfizer's Parke-Davis Research Division, from 1996 to 2001, where he led a department of more than 160 scientists working on a range of projects from discovery to phase IV development. Previously, he held a variety of management positions in clinical pharmacology and pharmacokinetics at Glaxo and Glaxo Wellcome. An author of more than 100 scientific publications, Dr. Powell is also a clinical professor at the University of Michigan School of Pharmacy and at the University of North Carolina at Chapel Hill. He is member of American College of Clinical Pharmacy and the American Association of Pharmaceutical Scientists. He holds degrees in pharmacy from West Virginia University and the Philadelphia College of Pharmacy and Science.

        Daniel L. Weiner, Ph.D., joined Pharsight as Vice President and General Manager, Scientific Products, in January 1998, and became Senior Vice President, Technology Deployment, in March 2000. From 1994 to 1998, he held the positions of Vice President, Senior Vice President and Worldwide Director, Data Management and Biostatistics, and Principal Scientist at Quintiles, Inc., a contract research organization providing clinical development services to the pharmaceutical industry. Prior to that, Dr. Weiner held management positions in biostatistics and data management with Syntex Development Research, a research company that discovers and develops new and cost-effective prescription medicines; with Statistical Consulting, Inc., a contract research organization; and with Merrell Dow Pharmaceuticals, a pharmaceutical company. Dr. Weiner received a B.S. and his Ph.D. in Statistics from the University of Kentucky.

        Charles Faas joined Pharsight as Vice President of Finance in July 2000 and was named Chief Accounting Officer and Treasurer in October 2001. From December 1999 to July 2000, Mr. Faas was Corporate Controller for ZLand.com, an internet business applications company. From July 1995 to December 1999, Mr. Faas was Controller for Cadence Design Systems' Methodology Services group, an electronic design automation company. From 1982 to 1995, Mr. Faas was with IBM in both financial and accounting management roles. He holds a B.B.A. from Siena College.

        Mark R. Robillard has served as Vice President, Global Sales, since October 2001. From March 2000 to October 2001, Mr. Robillard was Vice President Business Development for SciQuest,

Inc. From September 1999 to March 2001, he held several positions, and most recently was Senior Vice President, Sales and Business Development, for EMAX Solutions, a company that provides chemical and compound management and tracking systems for research and development organizations. In this role, he was responsible for driving EMAX's e-commerce solution strategy, business development activities and global sales organization. Prior to joining EMAX, Mr. Robillard spent 20 years at VWR Scientific Products, a $1.4 billion leading distributor of laboratory equipment, chemicals, and supplies to the life sciences market. In his most recent position as Vice President, Electronic Commerce, Mr. Robillard launched VWR's first Internet sales channel, a business-to-business online ordering facility for VWR's customers. He is credited with expanding monthly site traffic to over 100,000 users while increasing Web revenues 500% each quarter for the last two years. During the time period, overall sales through all electronic channels doubled, accounting for 22% of VWR's revenues. Before his appointment in 1996 as Vice President, Electronic Commerce, Mr. Robillard served in a number of key positions in sales and customer supply chain management, including area Vice President and District Manager. He is a well-known speaker at industry events and has served on the board of OBI—the Open Buying on the Internet Consortium.

        James Negrette has served as Vice President, Software Development, since October 2001. He joined Pharsight with extensive experience in engineering management and development of a range of leading edge technology products and solutions. Prior to joining Pharsight, he was Senior Engineering Director at Electronics for Imaging, from April 1997 to October 2001, a designer and marketer of high performance printer servers. Prior to that were two years as Senior Engineering Manager for Graphics at Apple Computer, a builder of desktop personal computers. His Apple experience was preceded by five years as Engineering manager at Acuson, a builder of high-end medical ultrasound equipment. Mr. Negrette holds a bachelors degree in computer science from Brigham Young University.

        John Wehrli, J.D., M.B.A. joined Pharsight as Vice President, General Counsel, and Secretary in February 2001. Prior to joining Pharsight, Mr. Wehrli was employed by the law firm of Cooley Godward, L.L.P., from May 1996 to February 1999 and from April 2000 to February 2001, where he exclusively represented biotechnology and pharmaceutical companies. From February 2000 to April 2000, Mr. Wehrli was consultant to, and from February 1999 to February 2000, Mr. Wehrli was Corporate Secretary and Senior Director, Legal Affairs, for Trega Biosciences. Mr. Wehrli co-founded and, from October 1996 to February 1999, served as Vice President, Business Development and Intellectual Property, for NaviCyte, Inc., a company that markets pre-clinical simulation products. He co-invented NaviCyte's ADME simulation product (iDEA), which is now sold by Lion Bioscience. Previously, he served as Vice President and Chief Financial Officer for Precision Instrument Design, Inc., from 1989 to 1995, and as Patent and Licensing Associate for Lawrence Berkeley National Laboratory from 1995 to 1996. From 1985 to 1994, Mr. Wehrli served in a number of research positions in chemistry and management positions in scientific computing at Syntex Research, Inc. Mr. Wehrli received his J.D. from the University of California, Hastings College of Law; his M.B.A. from Haas School of Business at the University of California, Berkeley, and also completed graduate work in computational biology at the University of California, Berkeley, with a research focus on pharmacokinetic and physiological modeling.

        Michael J. Schwartz has served as Vice President, Marketing since November 2001, and is responsible for corporate strategy, product development marketing, products and services marketing, corporate marketing, and business development. He joined Pharsight in November 2000 as Vice President, Solutions Strategy, in the Marketing Group. For the six years before he joined Pharsight, Mr. Schwartz was a management consultant at CSC Healthcare Group (previously APM, Inc.) from May 1995 to November 2000, a computer and professional services company, where he was most recently vice president and partner. In that role, he led strategy engagements for pharmaceutical companies, providers, health plans, schools of medicine, and investment firms. Prior to that, Mr. Schwartz was a management consultant at Bain & Company, a management consulting firm, from

June 1994 to December 1994. Prior to his consulting career, Mr. Schwartz was co-founder of Galileo Laboratories, a biopharmaceutical company. Mr. Schwartz also served on the staffs of the Office of Science and Technology Policy in Washington, DC, and at the Organization for Economic Cooperation and Development in Paris, France. He was also an associate at ARCH Development Corporation, a venture capital firm. He holds an M.B.A. in Finance and Marketing from the University of Chicago, an M.S. in Biochemistry from UCLA, and a B.A. Magna Cum Laude from Cornell University.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item will be contained in our Proxy Statement under the caption "Executive Compensation," and is incorporated by reference into this report.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1. Financial Statements

        Reference is made to page 29 under "Item 8 Financial Statements and Supplementary Data" for a list of all financial statements and schedules filed as a part of this report.

    2.
    Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

    The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2002.

  (c)
  Exhibits

        The following exhibits are filed with this report:

Exhibit Number	Description Of Document
3.2	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
3.4	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.1*	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier.
10.2*	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998.
10.3*	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc.
10.4*	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier.
10.8*	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation.
10.12*(2)	Promissory note, dated as of July 25, 1996 from Robin Kehoe in favor of Pharsight.
10.13*(2)	Promissory note, dated as of June 2, 1998, from Robin Kehoe in favor of Pharsight.
10.14*(2)	Promissory note, dated as of June 15, 1999 from Robin Kehoe in favor of Pharsight.
10.15*(2)	Promissory note, dated as of January 25, 1998, from Daniel Weiner in favor of Pharsight.
10.16*(2)	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors.
10.17*(2)	Pharsight's 1997 Stock Option Plan.
10.18*(2)	Pharsight's 1995 Stock Option Plan.
10.19*(2)	Pharsight's 2000 Equity Incentive Plan and related documents.
10.20*(2)	Pharsight's 2000 Employee Stock Purchase Plan and related documents.
10.21*(2)	2000 CEO Non-Qualified Stock Option Plan.

10.22(2)(4)	Employment Letter, dated September 26, 2001, between the Company and Mark Robillard
10.23(2)(5)	Severance Agreement, Dated November 16, 2001, between the Company and Michael Emley
10.24(2)(5)	Employment Letter, Dated December 14, 2001, between the Company and Robin Kehoe
10.25(2)(5)	Services Agreement, Dated October 4, 2001, between the Company and David Powell, Inc.
10.26(3)	Loan and Security Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.1(3)	Negative Pledge Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.2(3)	Notice of Pledge and Security, dated June 28, 2001, by and among Pharsight, Morgan Stanley & Co. Incorporated and Silicon Valley Bank.
10.27(3)	Export-Import Bank Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.27.1(3)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.28	Employment Letter, Dated February 5, 2002, between the Company and Michael Perry
10.29	Loan Modification Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.29.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.30	Loan Modification Agreement, dated as of June 13, 2002, by and between Pharsight and Silicon Valley Bank.
10.31	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002.
10.32	Form of Warrant for the Purchase of Shares of Common Stock.
10.33	Loan Modification Agreement, dated June 26, 2002 by and between Pharsight and Silicon Valley Bank.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see signature page hereof).

*
Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

(1)
Confidential treatment has been granted for portions of this exhibit.

(2)
Management contract or compensatory plan or arrangement.

(3)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q/A (Commission No. 000-31253) for the three month period ended June 30, 2001.

(4)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended September 30, 2001.

(5)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended December 31, 2001.

(d)
FINANCIAL STATEMENT SCHEDULES.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
PHARSIGHT CORPORATION
March 31, 2002
(amounts in thousands)

Description	Balance as of Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance as of End of Year
Year ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$95	$—	$1	$94
Year ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$27	$98	$30	$95
Year ended March 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$27	$—	$—	$27

(1)
represents amounts written-off as uncollectible

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Mateo, California, on the 28th day of June 2002.

PHARSIGHT CORPORATION
By:	/s/ MICHAEL S. PERRY, D.V.M, PH.D. Michael S. Perry, D.V.M, Ph.D. Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael S. Perry and Charles Faas, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ MICHAEL S. PERRY, D.V.M, PH.D. Michael S. Perry, D.V.M, Ph.D.	President, Chief Executive Officer (Principal Executive Officer) & Director	June 27, 2002
/s/ LESLIE E. WRIGHT Leslie E. Wright	Interim Chief Financial Officer	June 27, 2002
/s/ CHARLES FAAS Charles Faas	VP, Finance and Chief Accounting Officer	June 27, 2002
/s/ ARTHUR H. REIDEL Arthur H. Reidel	Chairman of the Board	June 27, 2002
/s/ STEVEN D. BROOKS Steven D. Brooks	Director	June 27, 2002
/s/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	June 27, 2002
/s/ ROBERT B. CHESS Robert B. Chess	Director	June 27, 2002
/s/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 27, 2002
/s/ DEAN O. MORTON Dean O. Morton	Director	June 27, 2002
/s/ W. FERRELL SANDERS W. Ferrell Sanders	Director	June 27, 2002

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
3.2	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
3.4	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.1*	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier.
10.2*	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998.
10.3*	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc.
10.4*	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier.
10.8*	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation.
10.12*(2)	Promissory note, dated as of July 25, 1996 from Robin Kehoe in favor of Pharsight.
10.13*(2)	Promissory note, dated as of June 2, 1998, from Robin Kehoe in favor of Pharsight.
10.14*	Promissory note, dated as of June 15, 1999 from Robin Kehoe in favor of Pharsight.
10.15*	Promissory note, dated as of January 25, 1998, from Daniel Weiner in favor of Pharsight.
10.16*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors.
10.17*	Pharsight's 1997 Stock Option Plan.
10.18*	Pharsight's 1995 Stock Option Plan.
10.19*	Pharsight's 2000 Equity Incentive Plan and related documents.
10.20*	Pharsight's 2000 Employee Stock Purchase Plan and related documents.
10.21*	2000 CEO Non-Qualified Stock Option Plan.
10.22(2)(4)	Employment Letter, dated September 26, 2001, between the Company and Mark Robillard
10.23(2)(5)	Severance Agreement, Dated November 16, 2001, between the Company and Michael Emley
10.24(2)(5)	Employment Letter, Dated December 14, 2001, between the Company and Robin Kehoe
10.25(2)(5)	Services Agreement, Dated October 4, 2001, between the Company and David Powell, Inc.
10.26(3)	Loan and Security Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.1(3)	Negative Pledge Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.2(3)	Notice of Pledge and Security, dated June 28, 2001, by and among Pharsight, Morgan Stanley & Co. Incorporated and Silicon Valley Bank.
10.27(3)	Export-Import Bank Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.27.1(3)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.28	Employment Letter, Dated February 5, 2002, between the Company and Michael Perry
10.29	Loan Modification Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.29.1	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.30	Loan Modification Agreement, dated as of June 13, 2002, by and between Pharsight and Silicon Valley Bank.
10.31	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002.
10.32	Form of Warrant for the Purchase of Shares of Common Stock.

10.33	Loan Modification Agreement, dated June 26, 2002, by and between Pharsight and Silicon Valley Bank.
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see signature page hereof).

*
Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.
(1)
Confidential treatment has been granted for portions of this exhibit.
(2)
Management contract or compensatory plan or arrangement.
(3)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q/A (Commission No. 000-31253) for the three month period ended June 30, 2001.
(4)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended September 30, 2001.
(5)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended December 31, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors
PHARSIGHT CORPORATION BALANCE SHEETS (In thousands, except share and per share amounts)
PHARSIGHT CORPORATION STATEMENTS OF OPERATIONS (In thousands, except share and per share amounts)
PHARSIGHT CORPORATION STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
PHARSIGHT CORPORATION STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued) (In thousands)
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS PHARSIGHT CORPORATION March 31, 2002 (amounts in thousands)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS