Form 10-K/A
period 2002-03-31
PHARSIGHT CORP
filed 2002-07-25
CIK 1040853

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from    to

Commission File Number: 0-31253

Pharsight Corporation
(Exact name of Registrant as specified in its charter)

Delaware	77-0401273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
800 W. El Camino Real, Mountain View, CA	94040
(Address of principal executive office)	(zip code)

Registrant's telephone number, including area code: (650) 314-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
 (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 2002 as reported on the National Market of The Nasdaq Stock Market, was approximately $8,750,000. Excludes an aggregate of 11,766,707 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of May 31, 2002, registrant had 18,770,422 shares of Common Stock outstanding.

EXPLANATORY NOTE

        Pharsight Corporation (the "Company") is filing this amendment to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on July 1, 2002, for the purposes of amending and restating in their entirety Items 10 through 13 under Part III. This Form 10-K/A makes no other changes.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is biographical information for each of our directors.

Robert B. Chess

        Robert B. Chess, age 45, has been a member of our Board of Directors since April 2000. Mr. Chess is Chairman of Inhale Therapeutic Systems, Inc., a provider of pulmonary delivery systems for biotechnology drugs. He has been at Inhale since 1991 and served as its President and Chief Executive Officer until August 1998 and as its co-Chief Executive Officer until April 2000. From September 1990 until October 1991, he was an Associate Deputy Director in the White House Office of Policy Development. In March 1987, Mr. Chess co-founded Penederm Incorporated, a topical dermatological drug delivery company, and served as its President from February 1989 until October 1989. Prior to co-founding Penederm, Mr. Chess held management positions at Intel Corp., a semiconductor manufacturer, and Metaphor, a computer software company that was acquired by International Business Machines. Mr. Chess received a B.S. in Engineering from the California Institute of Technology and an M.B.A. from the Harvard Business School.

Dean O. Morton

        Dean O. Morton, age 70, has been a member of our Board of Directors since April 2000. Mr. Morton was the Executive Vice President, Chief Operating Officer and a Director of Hewlett-Packard Company, a manufacturer of computer systems and test and measurement instruments, from 1984 until his retirement in 1992. Mr. Morton is a director of BEA Systems, Cepheid, and The Clorox Company. He is a trustee of the State Street Research Group of Funds, the State Street Research Portfolios, Inc. and the Metropolitan Series Fund Inc. Mr. Morton received a B. S. from Kansas State University and an M.B.A. from Harvard Business School.

W. Ferrell Sanders

        W. Ferrell Sanders, age 65, has been a member of our Board of Directors since February 1996. Mr. Sanders has served as a partner of Alloy Ventures, Inc., formerly known as Asset Management Associates, a venture capital and investment management firm, since March 1987. Mr. Sanders holds a B.S. in electrical engineering from North Carolina State and an M.B.A. from the University of Santa Clara.

Michael S. Perry, D.V.M., Ph.D.

        Michael S. Perry, age 43, has been a member of our Board of Directors since April 2002. Dr. Perry joined Pharsight as President and Chief Executive Officer in February 2002. Prior to joining Pharsight, Dr. Perry was Worldwide Head, Research and Development, for Baxter Healthcare's Global BioPharmaceuticals Business, a pharmaceutical company, which he joined in October 2000. From August 1998 to October 2000, he was President and Chief Executive Officer of Genetic Therapy, Inc., and from June 1997 to October 2000, he was President and Chief Executive Officer of Systemix, Inc., both wholly owned subsidiaries of Novartis and biotechnology companies focusing on the areas of cell and gene therapy. Previously, he held a variety of positions in the pharmaceutical industry including Vice President, Drug Registration and Regulatory Affairs, for Sandoz and for Novartis, following Sandoz's merger with Ciba-Geigy; and Vice President, Human Pharmaceutical Regulatory Affairs, for Syntex Corporation. He has also held scientific and regulatory positions at Schering-Plough Corporation, Bio-Research Laboratories, and Warner-Lambert/Parke Davis Research Institute. Dr. Perry is currently on the Board of Directors of Biotransplant, Inc., where he has served since 1999.

Arthur H. Reidel

        Arthur H. Reidel, age 51, has been a member of our Board of Directors since April 1995. He served as our President from April 1995 to August 1995 and served as our President and Chief Executive Officer from February 1996 to February 2002. He has also served as our Chairman of the Board of Directors since May 1995. He was a private investor and consultant from April 1995 to March 1996, during which he was involved in the formation of three start-up companies and performed consulting services for two other companies. From October 1994 to March 1995, he served as Vice President, Business Development of Viewlogic Systems, Inc., a software firm. From 1992 to 1994, Mr. Reidel served as President and Chief Executive Officer of Sunrise Test Systems, Inc., a privately held software firm acquired by Viewlogic Systems, Inc. in September 1994. Mr. Reidel currently serves as a director of Insightful Corporation. Mr. Reidel received a B.S. in Mathematics from Massachusetts Institute of Technology.

Philippe O. Chambon, M.D., Ph.D.

        Philippe O. Chambon, M.D., Ph.D., age 44, has been a member of our Board of Directors since May 1997. Since January 1997, Dr. Chambon has been a General Partner of the Sprout Group, a private equity firm. He joined Sprout Group in May 1995. He is currently a director of Deltagen, Inc., a provider of data on the functional role of newly discovered genes, and Variagenics, Inc., a gene research company, as well as several other private companies. Dr. Chambon received an M.D. and Ph.D. from the University of Paris and an M.B.A. from Columbia University.

Steven D. Brooks

        Steven D. Brooks, age 50, has been a member of our Board of Directors since June 1997. Since February 1999, Mr. Brooks has been General Partner of Broadview Capital Partners, a private equity firm. From September 1997 to February 1999, Mr. Brooks was a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking firm. From 1996 to 1997, Mr. Brooks was a private investor and a consultant to technology companies. From 1994 to 1996, Mr. Brooks served as Managing Director and Head of Global Technology Investment Banking at the Union Bank of Switzerland Securities, LLC. Mr. Brooks is a director of Paychex, Inc., a payroll accounting firm and Veritas Software Corporation, an application storage management software company. Mr. Brooks currently serves as chair of our Audit Committee. Mr. Brooks received a B.A. from Yale College and a J.D. from University of Virginia Law School.

Douglas E. Kelly, M.D.

        Douglas E. Kelly, M.D., age 41, has been a member of our Board of Directors since February 1996. Dr. Kelly has been a partner at Alloy Ventures, Inc., formerly Asset Management Associates, a venture capital and investment management firm, since 1993. Dr. Kelly is a director of Fusion Medical Technologies, Inc., a manufacturer of surgical products, and several privately held companies. Dr. Kelly received a B.A. in Biochemistry and Molecular Biology from the University of California, San Diego, an M.D. from the Albert Einstein College of Medicine and an M.B.A. from the Stanford University Graduate School of Business.

        The following table provides information concerning our executive officers as of May 31, 2002:

Name	Age	Position
Arthur H. Reidel	51	Chairman of the Board
Michael S. Perry, D.V.M, Ph.D.	43	President and Chief Executive Officer
Leslie E. Wright	48	Interim Chief Financial Officer
J. Robert Powell, Pharm.D.	54	Senior Vice President, Drug Development Consulting Services
Daniel L. Weiner, Ph.D.	52	Senior Vice President, Technology Deployment
Charles Faas	42	Vice President, Finance, and Chief Accounting Officer
Mark R. Robillard	45	Vice President, Global Sales
James Negrette	44	Vice President, Software Development
John E. Wehrli, J.D.	38	Vice President, General Counsel and Secretary
Michael J. Schwartz	40	Vice President, Marketing

        Set forth below is biographical information for each of our executive officers.

        Mr. Arthur H. Reidel and Dr. Michael S. Perry are members of our Board of Directors and their biographical information is set forth above with the other directors.

        Leslie E. Wright has been Pharsight's Interim Chief Financial Officer since October 2001. From April 2001 to April 2002, Mr. Wright was interim Chief Financial Officer at Calico, a provider of interactive configuration and selling software, where he assisted in their filing of Chapter 11 and their subsequent sale to Peoplesoft. These interim financial services were provided through David Powell, Inc., a management consulting firm. From July 1999 to March 2000, Mr. Wright was Chief Executive Officer of Perpetual Inc., a private company. From August 1997 to July 1999, Mr. Wright was Vice President, Finance, and Chief Financial Officer for Infoseek Corporation, an Internet portal company. From 1994 to July 1997, he worked with Fractal Design Corporation, a graphics software company, where from May 1995 to July 1997 he served as Chief Operating and Financial Officer. From 1984 to 1994, Mr. Wright was employed with The ASK Group, Inc., a software company, where from 1986 through 1994, he served as Executive Vice President and Chief Financial Officer. Mr. Wright holds a B.S. degree in Business from San Jose State University. He is a Certified Public Accountant in the State of California.

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

        Mark R. Robillard has served as Vice President, Global Sales, since October 2001. From March 2000 to October 2001, Mr. Robillard was Vice President Business Development for SciQuest, Inc. From September 1999 to March 2001, he held several positions, and most recently was Senior Vice President, Sales and Business Development, for EMAX Solutions, a company that provides chemical and compound management and tracking systems for research and development organizations. In this role, he was responsible for driving EMAX's e-commerce solution strategy, business development activities and global sales organization. Prior to joining EMAX, Mr. Robillard spent 20 years at VWR Scientific Products, a $1.4 billion leading distributor of laboratory equipment, chemicals, and supplies to the life sciences market. In his most recent position as Vice President, Electronic Commerce, Mr. Robillard launched VWR's first Internet sales channel, a business-to-business online ordering facility for VWR's customers. He is credited with expanding monthly site traffic to over 100,000 users while increasing Web revenues 500% each quarter for the last two years. During the time period, overall sales through all electronic channels doubled, accounting for 22% of VWR's revenues. Before his appointment in 1996 as Vice President, Electronic Commerce, Mr. Robillard served in a number of key positions in sales and customer supply chain management, including area Vice President and District Manager. He is a well-known speaker at industry events and has served on the board of OBI-the Open Buying on the Internet Consortium.

        James Negrette has served as Vice President, Software Development, since November 2001. He joined Pharsight in March 2001 with extensive experience in engineering management and development of a range of leading edge technology products and solutions. Prior to joining Pharsight, he was Senior Engineering Director at Electronics for Imaging, from April 1997 to October 2001, a designer and marketer of high performance printer servers. Prior to that were two years as Senior Engineering Manager for Graphics at Apple Computer, a builder of desktop personal computers. His Apple experience was preceded by five years as Engineering manager at Acuson, a builder of high-end medical ultrasound equipment. Mr. Negrette holds a bachelors degree in computer science from Brigham Young University.

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

        Michael J. Schwartz has served as Vice President, Marketing since November 2001, and is responsible for corporate strategy, product development marketing, products and services marketing, corporate marketing, and business development. He joined Pharsight in November 2000 as Vice President, Solutions Strategy, in the Marketing Group. For the six years before he joined Pharsight, Mr. Schwartz was a management consultant at CSC Healthcare Group (previously APM, Inc.) from May 1995 to November 2000, a computer and professional services company, where he was most recently vice president and partner. In that role, he led strategy engagements for pharmaceutical companies, providers, health plans, schools of medicine, and investment firms. Prior to that, Mr. Schwartz was a management consultant at Bain & Company, a management consulting firm. Prior to his consulting career, Mr. Schwartz was co-founder of Galileo Laboratories, a biopharmaceutical company. Mr. Schwartz also served on the staffs of the Office of Science and Technology Policy in Washington, DC, and at the Organization for Economic Cooperation and Development in Paris, France. He was also an associate at ARCH Development Corporation, a venture capital firm. He holds an M.B.A. in Finance and Marketing from the University of Chicago, an M.S. in Biochemistry from UCLA, and a B.A. Magna Cum Laude from Cornell University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of Douglas Kelly, Philippe Chambon and Ferrell Sanders filed one late report covering one transaction for 5,000 shares of Common Stock on August 9, 2000. The omissions were reported in their 2002 year-end Form 5.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Directors currently do not receive cash compensation from us for their services as members of the Board of Directors or committees or for attendance at any such meetings. The Company's directors may be reimbursed for certain reasonable expenses in connection with attendance at director and committee meetings.

        Each non-employee director of the Company receives stock option grants under the 2000 Equity Incentive Plan (the "Incentive Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Code) are eligible to receive options (as described below) under the Incentive Plan. Options granted under the Incentive Plan to non-employee directors are intended by the Company not to qualify as incentive stock options under the Code.

        Option grants under the Incentive Plan to non-employee directors are non-discretionary. On the day following the Company's Annual Meeting of each year (or the next business day should such date be a legal holiday), each member of the Company's Board of Directors who is not an employee of the Company or, where specified by the non-employee director, an affiliate of such director, is automatically granted under the Incentive Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 5,000 shares of Common Stock of the Company. The exercise price of options granted under the Incentive Plan to non-employee directors is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Incentive Plan to non-employee directors may not be exercised until the date upon which such optionee, or the affiliate of such optionee, as the case may be, has provided one year of continuous service as a non-employee director from the date of the option grant, whereupon such option shall become fully exercisable in accordance with its terms. The term of options granted under the Incentive Plan to non-employee directors is 10 years. In the event of a change of control (as defined in the Incentive Plan) and within 13 months after the effective date of such change in control the continuous service of an optionee terminates due to an involuntary termination (not including death or disability) without cause or due to voluntary termination with good reason, then the vesting stock held by such optionee shall be accelerated in full.

        During the last fiscal year, the Company granted options covering 10,000 shares to each of Messrs. Brooks, Chambon, Chess, Kelly, Morton, and Sanders at an exercise price per share of $1.95. The fair market value of such Common Stock on the date of grant was $1.95 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of May 31, 2002, no options had been exercised by the directors under the Incentive Plan.

COMPENSATION OF EXECUTIVE OFFICERS

Summary of Compensation

        The following table shows for the fiscal years ended March 31, 2002, compensation earned by the Company's Chief Executive Officers, its other four most highly compensated executive officers for the fiscal year ending March 31, 2002 and two former executive officers who departed the Company during the fiscal year ending March 31, 2002 (the "Named Executive Officers"):

						Long Term Compensation Awards
		Annual Compensation
						Restricted Stock Award(s) ($)		Securities Underlying Options/SARs(#)	Other Compensation ($)(8)
Name and Principal Position	Year	Salary ($)		Bonus ($)
Arthur H. Reidel(1) President and Chief Executive Officer	2002 2001 2000	220,000 218,333 200,000		97,103 31,600 77,000				100,000 625,000 107,250	690
Michael S. Perry, D.V.M., Ph.D.(2) President and Chief Executive Officer	2002 2001 2000	31,590 0 0		113,000 0 0	(3)	114,000	(4)	700,000 0 0	28
Robin A. Kehoe(5) Senior Vice President, Finance and Chief Financial Officer	2002 2001 2000	194,423 154,006 143,750		35,407 35,800 74,500				0 120,000 72,500	300
Michael J. Schwartz Vice President, Marketing	2002 2001 2000	165,425 50,578 0		54,401 56,900 0				50,000 50,000 0	300
Daniel L. Weiner, Ph.D. Senior Vice President, Technology Deployment	2002 2001 2000	180,000 179,583 175,000		47,051 22,100 39,700				0 25,000 0	690
J. Robert Powell(6) Senior Vice President, Drug Development Consulting Services	2002 2001 2000	216,827 0 0		106,594 0 0				100,000 150,000 0	690
Allen Phipps Vice President, Product Development	2002 2001 2000	237,246 100,397 0	(7)	0 20,000 0				0 177,125 0	949
John E. Wehrli, J.D. Vice President, General Counsel and Secretary	2002 2001 2000	200,000 22,051 0		53,310 25,000 0				50,000 40,000 0	270

(1)
On February 25, 2002, Arthur H. Reidel ceased being the President and Chief Executive Officer of the Company.

(2)
Began full time employment as the President and Chief Executive Officer of the Company on February 25, 2002.

(3)
Represents one-third of a one-time sign-on and retention bonus. One third of the one time sign-on and retention bonus will be paid in restricted stock (see footnote 4) and the remainder will be paid in cash in February 2003.

(4)
Pursuant to the terms of Dr. Perry's employment agreement, the Company is obligated to grant to Dr. Perry shares of restricted stock valued at $114,000. This grant has not yet occurred.

(5)
On December 14, 2001, the Company entered into an employment letter agreement with Robin Kehoe. Pursuant to the agreement, Ms. Kehoe worked a half-time work schedule of approximately twenty (20) hours per week from September 4, 2001 through October 26, 2001 and will work a reduced work schedule of approximately sixteen (16) hours per month from October 26, 2001 through October 31, 2002. The Company will continue to pay Ms. Kehoe her base salary in effect on September 4, 2001 through October 31, 2002, at which time, Ms. Kehoe will render her resignation. In connection with Ms. Kehoe's resignation, all shares pursuant to stock option grants that are unvested as of the separation date will be subject to accelerated vesting, so that Ms. Kehoe's stock option grants will be fully exercisable at that time.

(6)
Full time employment commenced on March 26, 2001.

(7)
Includes consulting fees in the amount of $143,200.

(8)
Represents the total amounts of premiums paid during the fiscal year ended March 31, 2002 for term life insurance for the benefit of each Named Executive Officer.

STOCK OPTION GRANTS

        The Company grants options to its executive officers under its 2000 Equity Incentive Plan and 2000 CEO Non-Qualified Stock Option Plan. Prior to the Company's initial public offering of its Common Stock in August 2000, the Company also granted options under its 1995 Stock Option Plan and 1997 Stock Option Plan but on the closing of the initial public offering the Company ceased to make grants under these plans. As of May 31, 2002, options to purchase a total of 4,322,423 shares were outstanding under the foregoing option plans and options to purchase 1,304,995 shares remained available for grant thereunder. In addition, there are 2,000,000 shares approved only by the Board and available for grant under the Incentive Plan which cannot be granted as incentive stock options or to officers and directors of the Company.

        The following tables show for the fiscal year ended March 31, 2002, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year(2)
Name			Exercise or Base Price ($/Sh)(3)	Expiration Date
					5% ($)	10% ($)
Arthur H. Reidel(5)	100,000	4.86%	$2.55	06/08/11	$160,370	$406,394
Michael S. Perry(5)	700,000	34.01%	$1.95	02/25/12	$858,449	$2,175,401
Robin A. Kehoe	—	—	—	—	—	—
Michael J. Schwartz(5)	50,000	2.43%	$1.80	12/21/11	$56,601	$143,433
Daniel L. Weiner	—	—	—	—	—	—
J. Robert Powell(5)	50,000	2.43%	$1.80	12/21/11	$56,601	$143,433
J. Robert Powell(5)	50,000	2.43%	$1.90	01/17/12	$59,746	$151,402
Allen Phipps	—	—	—	—	—	—
John E. Wehrli(5)	50,000	2.43%	$1.80	12/21/11	$56,601	$143,433

(1)
Options are granted under the Company's 1997 Stock Option Plan and, with respect to Mr. Reidel, the 2000 CEO Non-Qualified Stock Option Plan. These options expire 10 years from the date of grant, or earlier upon termination of employment.

(2)
Based on an aggregate of 2,058,500 options granted during fiscal ended March 31, 2002 to the Company's employees and consultants, including the named executive officers.

(3)
The exercise price per share of each option was equal to the fair market value of the Company's Common Stock on the date of grant as determined by the Company's Board of Directors except for the grant to Arthur Reidel which was equal to 105% of the fair market value.

(4)
Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term. The potential realizable value is calculated based on the ten-year term of the option at the time of grant. Stock price appreciation at the specified rates is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of the Company's stock price performance. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the time of such exercise and the future performance of the Company's Common Stock. The 5% and 10% total appreciation of 10-year options is 63% and 159%, respectively. On March 31, 2002, the closing sales price of the Company's Common Stock was $1.95.

(5)
Options vest monthly at rate of 1/48th of the total number of shares.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

        The following table presents the aggregate option exercises during the fiscal year ending March 31, 2002, and the number and value of securities underlying unexercised options that are held by each of the individuals listed in the Summary Compensation Table as of March 31, 2002.

        Amounts shown under the column "Value Realized" are based on the closing sales price of the Company's Common Stock as reported on the Nasdaq Stock Market on the date of exercise, less the exercise price. Amounts shown under the column "Value of Unexercised In-the-Money Options at March 31, 2002" are based on the closing price of the Company's Common Stock ($1.95) on March 28, 2002 as reported on the Nasdaq Stock Market, less the exercise price, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price of the shares underlying the option. "Out of-the-money" options are ignored.

					Value of Unexercised In-the-Money Options/SARs at March 31, 2002
			Number of Securities Underlying Unexercised Options/SARs at March 31, 2002
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Arthur H. Reidel	—	—	323,407	401,593	0	0
Michael S. Perry	—	—	0	700,000	0	0
Robin A. Kehoe	—	—	57,500	62,500	0	0
Michael J. Schwartz	—	—	21,874	78,126	$781	$6,719
Daniel L Weiner	—	—	11,979	13,021	0	0
J. Robert Powell	—	—	55,207	194,793	$573	$9,427
Allen Phipps	—	—	—	—	—	—
John E. Wehrli	—	—	13,958	76,042	$469	$7,031

(1)
Includes shares subject to early exercise of stock options. Shares acquired upon early exercise are subject to a repurchase option in favor of the Company based on the applicable vesting schedule.

EMPLOYMENT CONTRACTS

        On December 14, 2001, the Company entered into an employment letter agreement with Robin Kehoe. Pursuant to the agreement, Ms. Kehoe worked a half-time work schedule of approximately twenty (20) hours per week from September 4, 2001 through October 26, 2001 and will work a reduced work schedule of approximately sixteen (16) hours per month from October 26, 2001 through October 31, 2002. The Company will continue to pay Ms. Kehoe her base salary in effect on September 4, 2001 through October 31, 2002, at which time, Ms. Kehoe will render her resignation. In connection with Ms. Kehoe's resignation, all shares pursuant to stock option grants that are unvested as of the separation date will be subject to accelerated vesting, so that Ms. Kehoe's stock option grants will be fully exercisable at that time. In addition, the Company will forgive the full principal and accrued interest amounts owed to the Company by Ms. Kehoe pursuant to three promissory notes totaling $55,631.66.

        On February 5, 2002, the Company entered into an employment letter agreement with Michael Perry for the position of Chief Executive Officer and President commencing no later than February 25, 2002, at an annual salary of $320,000. Dr. Perry will be eligible to participate in an incentive annual bonus program targeted at 65% of his salary, with at total compensation potential of $528,000. Dr. Perry will receive a one-time sign-on and retention bonus of cash and stock valued at approximately $340,000 and be granted an option to purchase 700,000 shares of Common Stock vesting over a period of four years (subject to Board approval). Dr. Perry will also be reimbursed for reasonable relocation expenses up to a maximum amount of $200,000. The agreement is at-will and further provides that in the event that Dr. Perry's employment is involuntarily terminated without cause, the Company will continue to pay Dr. Perry's base salary in effect on the termination date for one (1) year following the termination date. In the event of a change of control, fifty (50) percent of Dr. Perry's remaining unvested options shares will vest immediately. In the event that Dr. Perry's employment is terminated without cause as a direct result of and within twelve (12) months following a change of control, the remainder of Dr. Perry's unvested option shares will vest.

CHANGE OF CONTROL AGREEMENTS

        2000 Equity Incentive Plan.    The Company's 2000 Equity Incentive Plan (the "2000 Plan") provides that, in the event of certain change in control circumstances, and within thirteen (13) months after the effective date of such change in control, if the continuous service of an optionee under the 2000 Plan terminates due to an involuntary termination (not including death or disability) without cause or due to a constructive termination, then the vesting and exercisability of all stock issued under the 2000 Plan held by such optionee shall be accelerated in full.

        In the event of a corporate transaction such as a dissolution or liquidation, the sale, lease or disposition of all or substantially all of our assets or a merger or consolidation, then all outstanding options under the 2000 Plan, the 2000 CEO Non-qualified Stock Option Plan, the 1997 Stock Option Plan and the UK Company Share Option Plan may be either assumed or substituted for by any surviving entity. If the surviving entity refuses to assume or substitute for such options, then the vesting and exercisability of the options held by persons who are then providing services to us or our affiliates will be accelerated prior to such transaction and the options will terminate immediately prior to the occurrence of the corporate transaction. The vesting and exercisability of all other options will terminate immediately prior to the occurrence of the corporate transaction. The 1995 Stock Option Plan provides that if the surviving entity in a corporate transaction refuses to assume or substitute all outstanding options under the 1995 Stock Option Plan, the options will expire upon consummation of the transaction but the Board has adopted a policy that in such a transaction, the vesting and exercisability will be accelerated prior to the consummation of the transaction. If the surviving corporation does not assume or substitute the purchase rights under the 2000 Employee Stock Purchase

Plan and UK Employee Stock Purchase Plan, the offering period may be shortened and our stock may be purchased for the participants immediately before the corporate transactions.

        Preferred Stock Financing.    On June 26, 2002, the Company, completed a sale of its securities to investors in a private placement. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell up to an aggregate of 1,814,662 units (each a "Unit," and collectively the "Units") to certain entities related to Alloy Ventures and the Sprout Group, both of which are existing stockholders of the Company. Each Unit consists of one share of the Company's Series A Preferred convertible into four shares of its common stock and a warrant to purchase one share of the Company's common stock.

        The sale and issuance of the Units under the Purchase Agreement is structured to close in two phases. The first phase (the "Initial Closing") was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units. In the second phase, which is expected to close in September 2002 (the "Second Closing"), the Company expects to sell an additional 1,052,742 Units. The purchase price per Unit is $4.133. The Second Closing is subject to approval by stockholders of the Company.

        Each Unit consists of one share of the Company's Series A Preferred convertible into four shares of its common stock and a warrant to purchase one share of the Company's common stock. Each of Alloy Ventures and the Sprout Group hold or have the power to acquire approximately 19.77% and 19.92%, respectively, of the voting power of the Company's outstanding securities as a result of the Initial Closing. If the Company's stockholders approve the Second Closing, then following the Second Closing, Alloy Ventures will hold or have the power to acquire approximately 28.68% of the voting power of the Company's outstanding securities and the Sprout Group hold or have the power to acquire approximately 23.54% of the voting power of the Company's outstanding securities. The percentages above do not represent "beneficial ownership" of the Company's the Company's common stock in accordance with SEC rules.1

1
The following table indicates the beneficial ownership of the Company's voting securities held by Alloy Ventures and the Sprout Group in accordance with SEC rules: (1) upon the Initial Closing, and (2) upon the Second Closing.

	Common Stock	Warrants	Total Shares Beneficially Owned		% Voting Securities Beneficially Owned
(1) Initial Closing (June 26, 2002)
Alloy Ventures	4,053,908	323,974	4,377,882	(a)	21.86%
The Sprout Group	3,922,718	529,592	4,452,310	(b)	20.79%
(2) Second Closing
Alloy Ventures	6,753,912	998,975	7,752,887	(a)	33.13%
The Sprout Group	5,433,682	907,333	6,341,015	(b)	27.21%
  (a)
  Does not include options to purchase 15,000 shares of Common Stock held by Douglas R. Kelly or options to purchase 15,000 shares of Common Stock held by W. Ferrell Sanders.

  (b)
  Does not include options to purchase 15,000 shares of Common Stock held by Philippe O. Chambon.

  Percentage ownership is determined by including shares exercisable currently or within 60 days following the date of this proxy statement upon exercise of warrants, and excludes shares underlying warrants held by any person other than the named party.

        The aggregate amount of Series A Preferred to be issued in the transaction may be converted into approximately 7.3 million shares of the Company's common stock. Upon exercise of the warrants to purchase up to 1.8 million shares of the Company's common stock, the Company would receive proceeds of $2.1 million, or $1.15 per share, in addition to the $7.5 million of proceeds received from the sale of the Units.

        Each of the Sprout Group, Alloy Partners 2000, L.P. and Alloy Ventures 2000, L.P. funded their purchase of the Units with cash from their own accounts. Alloy Corporate 2000, L.P. ("Alloy Corporate") and Alloy Investors 2000, L.P. ("Alloy Investors") acquired the Units with cash available under bank credit lines. The credit lines were established pursuant to the terms of two separate loan agreements, dated November 20, 2001, between Silicon Valley Bank and each of Alloy Investors and Alloy Corporate. Pursuant to the terms of the loan agreements, advances from the credit lines may be made to Alloy Investors and Alloy Corporate for up to $5,610,000 and $3,290,000, respectively, or the "Borrowing Base" (as such term is defined in the loan agreements), whichever is less. Advances from the credit lines accrue interest on any outstanding principal balance at a per annum rate equal to the Silicon Valley Bank's most recently announced prime rate. The loan agreements terminate on November 20, 2002, at which time all prior advances on the credit lines become immediately payable.

        The foregoing is a summary description of the terms of the Purchase Agreement and the other documents contemplated therein, and by its nature is incomplete. These documents are Exhibits 10.31 and 10.32 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on July 1, 2002.

Employment Agreements

        See "Employment Contracts" immediately above for a description of the change of control arrangements set forth in those agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Board of Directors is composed of two non-employee directors: Messrs. Chambon and Sanders. Until April 24, 2001, Mr. Morton also served on the Compensation Committee. None of the members of the Compensation Committee is currently or has been, at any time since the Company's formation, an officer or employee of the Company. Prior to the formation of the Compensation Committee, all decisions regarding compensation for directors, officers, employees and consultants and administration of stock and incentive plans were made solely by the Board of Directors. No transaction or series of similar transactions, since the beginning of the fiscal year ended March 31, 2002, has taken place or is currently proposed to take place between the Company and any member of the Compensation Committee except for the transaction described immediately below.

        On June 25, 2002, the Company entered into the Preferred Stock and Warrant Purchase Agreement, which is described in "Change of Control Agreements—Preferred Stock Financing" above, which description is incorporated by reference herein. The Company agreed to sell up to 1,814,662 units to certain entities related to Alloy Ventures and the Sprout Group, both of which are existing stockholders of the Company. Messrs. Douglas Kelly and W. Ferrell Sanders are members of our Board of Directors and are affiliated with Alloy Ventures 2000, LLC ("Alloy LLC"). Alloy LLC is the general partner of Alloy Partners 2000, L.P., Alloy Ventures 2000 L.P., Alloy Corporate 2000, L.P. and Alloy Investors 2000, L.P. Alloy LLC and AMC Partners 96, L.P. ("AMC") are under common control. Mr. Kelly is a managing member of Alloy LLC and a general partner of AMC. Mr. Sanders is a general partner of AMC. Dr. Philippe Chambon is also a member of the Company's Board of Directors and is affiliated with the Sprout Group. Dr. Chambon is an employee of DLJ Capital Corp., which is the managing general partner of Sprout VII and Sprout IX and the general partner of the Sprout CEO Fund, L.P. and Sprout Entrepreneurs Fund, L.P. Dr. Chambon is a general partner of DLJ Associates VII, L.P. and DLJ Associates IX, L.P., which is a general partner of Sprout VII and Sprout IX.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth the number of shares subject to grants under, and available for grant under, our equity compensation plans as of May 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	3,879,673	$2.95	2,300,728
Equity compensation plans not approved by security holders[2]	678,321	$4.70	2,094,429
Total	4,557,994	$3.22	4,395,157

1
Includes the 1995 Stock Option Plan, 1997 Stock Option Plan, 2000 Equity Incentive Plan (2,000,000 shares only), and the 2000 Employee Stock Purchase Plan.

2
Includes the 2000 CEO Non-Qualified Stock Option Plan, 2000 Equity Incentive Plan (2,000,000 shares only), UK Company Share Option Plan, and the 2001 UK Employee Stock Purchase Plan. Includes 203,571 shares, which represent a reasonable estimate of the number of shares to be granted pursuant to our obligation to grant to Dr. Perry, our Chief Executive Officer, as part of his signing on and retention bonus, shares of stock valued at $114,000 on the date of grant. This grant has not yet been approved by our Board, so the actual number of shares that will be granted cannot yet be determined. Our estimate of the 203,571 shares is calculated based on the closing price of $0.56, as reported on the Nasdaq National Market on July 22, 2002.

        The following is a description of our equity incentive plans not approved by our stockholders and our 2000 Equity Plan:

2000 CEO Non-Qualified Stock Option Plan

        Our Board of Directors adopted the 2000 CEO Non-Qualified Stock Option Plan on May 15, 2000. The sole person eligible to receive an option under the option plan is Arthur H. Reidel, our former Chief Executive Officer. Mr. Reidel received an option to purchase all 442,750 shares authorized for issuance under the option plan. The exercise price of options issued under the option plan is $6.83, which was 105% of the fair market value of our Common Stock on the date of grant as determined by our Board. The option vests in equal monthly installments over 34 months. In certain change in control circumstances, a surviving or acquiring corporation may either assume all outstanding awards under the option plan or substitute other awards for the outstanding awards. If the surviving or acquiring corporation does not assume or substitute outstanding option, then the vesting will accelerate and the options will terminate prior to the event if not otherwise exercised.

2001 UK Employee Stock Purchase Plan

        Our Board of Directors adopted the 2001 UK Employee Stock Purchase Plan on April 24, 2001. We have authorized the issuance of 130,000 shares of our Common Stock pursuant to purchase rights granted under the plan. As of March 31, 2002, no shares have been issued pursuant to the purchase plan and 130,000 shares remain available for grant. On each January 1, starting with January 2002, the share reserve will automatically be increased by a number of shares equal to the lesser of: 1.5% of our then outstanding shares of common stock; 130,000 shares; or such fewer number of shares determined by the Board.

        Eligibility.    The purchase plan provides a means by which eligible employees may purchase our Common Stock through payroll deductions. We implement the purchase plan by offerings of purchase rights to eligible employees. Generally, all of our employees located in the United Kingdom who are not officers or directors may participate in offerings under the purchase plan. However, no employee may participate in the purchase plan if, immediately after we grant the employee a purchase right, the employee would have voting power over 5% or more of out outstanding capital stock.

        Administration.    Under the purchase plan, the Board may specify offerings of up to 27 months. Unless the Board otherwise determines, Common Stock will be purchased for accounts of participating employees at a price per share equal to the lower of: 85% of the fair market value of a share on the first day of the offering; or 85% of the fair market value of a share on the purchase date.

        If authorized by the Board, participating employees may authorize payroll deductions of up to 20% of their base compensation for the purchase of stock under the purchase plan. Generally, employees may end their participation in the offering at any time. Their participation ends automatically on termination of their employment.

        Other Provisions.    The Board may grant eligible employees purchase rights under the purchase plan only if the purchase rights, together with any other purchase rights granted under other employee stock purchase plans established by us or by our affiliates, if any, do not permit the employee's rights to purchase our stock to accrue at a rate which exceeds $25,000 of fair market value of our stock for each calendar year in which the purchase rights are outstanding.

        Upon the happening of certain corporate transactions, a surviving corporation may assume outstanding purchase rights or substitute other purchase rights therefore. Otherwise, the rights may continue in full force and effect, or the participant's accumulated payroll deductions may be used to purchase Common Stock immediately prior to the transaction and the participant's rights under the offering terminate.

UK Company Share Option Plan

        Our Board of Directors initially adopted our UK Company Share Option Plan on April 24, 2001. We have reserved a total of 200,000 shares of our Common Stock for issuance under the UK Company Share Option Plan. As of March 31, 2002, under the UK Company Share Option Plan (a) options to purchase 33,562 shares of common stock were outstanding and (b) no options have been exercised. The UK Company Share Option Plan provides that it will be administered by the Board, or a committee appointed by the Board, which determines recipients and types of options to be granted, including number of shares under the option and the exercisability of the shares.

        Transactions not involving our receipt of consideration, such as a capitalization, consolidation, subdivision or reduction of share capital, may change the class and number of shares subject to the option plan and to outstanding options. The Board will adjust outstanding options as to the class, number of shares and price per share applicable to such options.

        In the event of a change of control (as defined in section 840 of the United Kingdom's Income and Corporation Taxes Act of 1988), all outstanding options shall be accelerated in full. Pursuant to agreement between an optionholder and the surviving entity, outstanding options may be substituted for by the surviving entity. The vesting and exercisability of all other options will terminate the earlier of the end of the option period or six months from the time when the corporate transaction occurs.

2000 Equity Incentive Plan

        The 2000 Equity Incentive Plan (the "Incentive Plan") provides for the grant of incentive stock options, non-statutory stock options, stock bonuses and rights to acquire restricted stock (individually an "Award" and collectively "Awards"). Incentive stock options granted under the Incentive Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Non-statutory stock options granted under the Incentive Plan are not intended to qualify as incentive stock options under the Code.

  PURPOSE

        The Board, by means of the Incentive Plan, seeks to retain the services of the group or persons eligible to receive awards, to secure and retain the services of new members of this group and to provide incentives for such persons to exert maximum efforts for the success of the Company and it affiliates.

  ADMINISTRATION

        The Board administers the Incentive Plan. Subject to the provisions of the Incentive Plan, the Board has the power: (i) to determine from time to time which of the persons eligible under the Incentive Plan shall be granted awards, when and how each award shall be granted, what type or combination of types of award shall be granted, and the provisions of each award granted (which need not be identical), including the time or times when a person shall be permitted to receive Common Stock pursuant to an award, and the number of shares of Common Stock with respect to which an award shall be granted to each such person; (ii) to construe and interpret the Incentive Plan and awards granted under it, and to establish, amend and revoke rules and regulations for its administration; (iii) to amend the Incentive Plan or an award as provided in the Incentive Plan; and (iv) generally, to exercise such powers and to perform such acts as the Board deems necessary or expedient to promote the best interests of the Company which are not in conflict with the provisions of the Incentive Plan. The Board, in the exercise of this power, may correct any defect, omission or inconsistency in the Incentive Plan or in any award agreement, in a manner and to the extent it shall deem necessary or expedient to make the Incentive Plan fully effective. Pursuant to the terms of the Incentive Plan, the Board has delegated its authority to the Compensation Committee, subject to the provisions of the Compensation Committee Charter. Any reference herein to the Board will also refer to the Compensation Committee.

  SHARES SUBJECT TO THE INCENTIVE PLAN

        Subject to the provisions relating to adjustments upon changes in Common Stock, the Common Stock that may be issued pursuant to Awards shall not exceed in the aggregate four million (4,000,000) shares of Common Stock (the "Reserved Shares"). As of each January 1, beginning with January 1, 2001 and continuing through and including January 1, 2010 (the "Anniversary Date"), the number of Reserved Shares will be increased automatically by the least of (i) 5% of the total number of share of

Common Stock outstanding on such Anniversary Date, (ii) two million (2,000,000) shares, or (iii) such fewer number of shares as determined by the Board prior to such Anniversary Date. If any Award shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full, the shares of Common Stock not acquired under such Award shall revert to and again become available for issuance under the Incentive Plan. The shares of Common Stock subject to the Incentive Plan may be unissued shares or reacquired shares, bought on the market or otherwise.

        As of March 31, 2002, Awards (net of canceled or expired awards) covering an aggregate of 2,569,092 shares of the Company's Common Stock had been granted under the Incentive Plan. Only 3,276,607 shares of Common Stock (plus any shares that might in the future be returned to the Incentive Plan as a result of cancellations or expiration of awards or the reacquisition by the Company of issued shares) remain available for future grant under the Incentive Plan, of which the 2,000,000 shares not previously approved by stockholders cannot be granted as incentive stock options or to officers and directors of the Company.

  ELIGIBILITY

        Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors (whether or not an "eligible director" defined as non-employee directors and other directors not employed by or consulting for the company at the time of a non-statutory stock option award) and consultants.

  TERMS OF OPTIONS

        Each option is in such form and contains such terms and conditions as the Board deems appropriate. Consistent with the requirements of the Incentive Plan, each option must contain certain terms and conditions, including, but not limited to the terms described below.

        Term.    The term of incentive stock options is up to 10 years. In the event an optionholder's continuous service terminates (other than upon the optionholder's death or disability), the optionholder may exercise his or her option (to the extent that the optionholder was entitled to exercise such option as of the date of termination) but only within such period of time ending on the earlier of (i) the date three (3) months following the termination of the optionholder's continuous service (or such longer or shorter period specified in the option agreement), or (ii) the expiration of the term of the option as set forth in the option agreement. If, after termination, the optionholder does not exercise his or her option within the time specified in the option agreement, the option shall terminate. An optionholder's option agreement may also provide that if the exercise of the option following the termination of the optionholder's continuous service (other than upon the optionholder's death or disability) would be prohibited at any time solely because the issuance of shares of Common Stock would violate the registration requirements under the Securities Act of 1933 as amended (the "Securities Act"), then the option shall terminate on the earlier of (i) the expiration of the term of the option or (ii) the expiration of a period of three (3) months after the termination of the optionholder's continuous service during which the exercise of the option would not be in violation of such registration requirements.

        Exercise Price of an Incentive Stock Option.    Subject to the terms and conditions regarding ten percent stockholders, the exercise price of each incentive stock option shall be not less than one hundred percent (100%) of the fair market value of the Common Stock subject to the option on the date the option is granted. The exercise price of each non-statutory stock option shall be not less than eighty-five percent (85%) of the fair market value of the Common Stock subject to the option on the date the option is granted. Notwithstanding the foregoing, an incentive stock option may be granted with an exercise price lower than that set forth in the preceding sentence if such option is granted pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 424(a) of the Code.

        The purchase price of Common Stock acquired pursuant to an option shall be paid, to the extent permitted by applicable statutes and regulations, either (i) in cash at the time the option is exercised or (ii) at the discretion of the Board at the time of the grant of the option (or subsequently in the case of a non-statutory stock option) (1) by delivery to the Company of other Common Stock, (2) according to a deferred payment or other similar arrangement with the optionholder or (3) in any other form of legal consideration that may be acceptable to the Board. Unless otherwise specifically provided in the option, the purchase price of Common Stock acquired pursuant to an option that is paid by delivery to the Company of other Common Stock acquired, directly or indirectly from the Company, shall be paid only by shares of the Common Stock of the Company that have been held for more than six (6) months (or such longer or shorter period of time required to avoid a charge to earnings for financial accounting purposes). At any time that the Company is incorporated in Delaware, payment of the Common Stock's "par value," as defined in the Delaware General Corporation Law, shall not be made by deferred payment.

        The total number of shares of Common Stock subject to an option may, but need not, vest and therefore become exercisable in periodic installments that may, but need not, be equal. The option may be subject to such other terms and conditions on the time or times when it may be exercised (which may be based on performance or other criteria) as the Board may deem appropriate. The vesting provisions of individual options may vary.

        Transferability.    A non-statutory stock option shall be transferable to the extent provided in the option agreement. Non-statutory stock options that do not provide for transferability and incentive stock options shall not be transferable except by will or by the laws of descent and distribution and shall be exercisable during the lifetime of the optionholder only by the optionholder. Notwithstanding the foregoing, the optionholder may, by delivering written notice to the Company, in a form satisfactory to the Company, designate a third party who, in the event of the death of the optionholder, shall thereafter be entitled to exercise the option.

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of May 31, 2002 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.

        Unless otherwise indicated, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of Company's Common Stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 18,770,422 shares of Common Stock outstanding as of May 31, 2002, together with options for that stockholder that are currently exercisable or exercisable within 60 days of May 31, 2002. In computing the number and percentage of shares beneficially owned by a person, shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of May 31, 2002 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities listed below is c/o Pharsight Corporation at the address on the first page of this Form 10-K/A.

Beneficial Ownership(1)	Number of Shares Beneficially Owned(1)	Shares that are Issuable Pursuant to Options and Warrants Exercisable within 60 days of May 31, 2002	Percent of Total
Directors and Executive Officers
Arthur H. Reidel(2)	1,311,428	385,078	6.8%
Michael S. Perry	—	—	*
Robin A. Kehoe	323,043	69,715	1.7%
Daniel L. Weiner(3)	921,062	14,062	4.9%
Robert Powell	73,872	71,872	*
John Wehrli	21,457	21,457	*
Allen Phipps	—	—	*
Michael Schwartz	34,332	30,208	*
Steven D. Brooks	169,849	10,747	*
Douglas E. Kelly(4)	3,221,242	96,646	17.1%
Philippe O. Chambon(5)	1,809,350	5,000	9.6%
Robert Chess	20,000	—	*
W. Ferrell Sanders(6)	3,221,242	96,646	17.1%
Dean O. Morton(7)	60,000	10,000	*
All directors and officers as a group (16 persons)(8)	7,734,811	733,755	39.7%
5% Stockholders
Asset Management Associates 1996, L.P.(9)	3,216,242	91,646	17.1%
McKesson Corporation(10)	2,777,778	—	14.8%
The Sprout Entities(11)	1,804,350	—	9.6%
The Weiss, Peck & Greer Entities(12)	1,223,242	—	6.5%

*
Represents less than 1%.

(1)
Includes shares that are issuable pursuant to options and warrants exercisable within 60 days of May 31, 2002.

(2)
Includes 20,834 shares that are subject to repurchase by the Company.

(3)
Includes 3,000 shares held of record by Dr. Weiner's spouse.

(4)
Consists of 3,216,242 shares and warrants held by Asset Management Associates 1996, L.P. and 5,000 shares issuable pursuant to options within 60 days of May 31, 2002 held by Douglas E. Kelly. AMC Partners 96, L.P. is the general partner of Asset Management Associates 1996, L.P. Douglas E. Kelly and W. Ferrell Sanders, two of the Company's directors, are general partners of AMC Partners 96, L.P. and disclaim beneficial ownership of these shares except to the extent of each of their proportionate partnership interest in these shares. Asset Management Associates 1996, L.P. is located at 480 Cowper Street, Palo Alto, CA 94301. Does not include shares issuable upon conversion or exercise of the Initial Units as these securities were issued on June 26, 2002.

(5)
Consists of 1,569,595 shares held by Sprout Capital VII, L.P., 18,233 shares held by Sprout CEO Fund, L.P., 180,435 shares held by DLJ First ESC, L.P., 36,087 shares held by DLJ Capital Corp and 5,000 shares issuable pursuant to options within 60 days of May 31, 2002 held by Philippe O. Chambon. Dr. Chambon is an employee of DLJ Capital Corp., which is the managing general partner of Sprout Capital VII, L.P. and a general partner of the Sprout CEO fund, and he is a Vice President of the Sprout Group, which is a division of DLJ Capital Corp. Dr. Chambon is a general partner of DLJ Associates VII, L.P., which is a general partner of Sprout VII, L.P. DLJ First ESC, L.P. is a fund that invests for the benefit of an employee deferred compensation plan for employees of DLJ Capital Corp. Dr. Chambon disclaims beneficial ownership of these shares except to the extent of his pecuniary or partnership interests. The address for the Sprout Entities is 11 Madison Ave., 13th Floor, New York, N.Y. 10010. Does not include shares issuable upon conversion or exercise of the Initial Units as these securities were issued on June 26, 2002.

(6)
Consists of 3,216,242 shares and warrants held by Asset Management Associates 1996, L.P. and 5,000 shares issuable pursuant to options within 60 days of May 31, 2002 held by W. Ferrell Sanders. AMC Partners 96, L.P. is the general partner of Asset Management Associates 1996, L.P. Douglas E. Kelly and W. Ferrell Sanders, two of the Company's directors, are general partners of AMC Partners 96, L.P. and disclaim beneficial ownership of these shares except to the extent of each of their proportionate partnership interest in these shares. Asset Management Associates 1996, L.P. is located at 480 Cowper Street, Palo Alto, CA 94301. Does not include shares issuable upon conversion or exercise of the Initial Units as these securities were issued on June 26, 2002.

(7)
Includes 10,000 shares held by MDLC Partners, a California Partnership, and 40,000 shares held by the Dean and LaVon Morton Trust. Mr. Morton is a general partner of MDLC Partners, L.P., and disclaims beneficial ownership of these shares except to the extent of his proportionate partnership interest.

(8)
Consists of shares of Common Stock and warrants to purchase 7,734,811 shares of Common Stock, held by directors and executive officers, and entities affiliated with directors and executive officers including 21,458 shares held by Jim Negrette, 46,761 shares held by Charles Faas and 24,000 shares held by Les Wright. See footnotes 2 through 6 above. Does not include shares issuable upon conversion or exercise of the Initial Units as these securities were issued on June 26, 2002.

(9)
Consists solely of shares and warrants held by Asset Management Associates 1996, L.P. AMC Partners 96, L.P. is the general partner of Asset Management Associates 1996, L.P. Douglas E. Kelly and W. Ferrell Sanders, two of the Company's directors, are general partners of AMC Partners 96, L.P. and disclaim beneficial ownership of these shares except to the extent of each of their proportionate partnership interest in these shares. Asset Management Associates 1996, L.P. is located at 480 Cowper Street, Palo Alto, CA 94301. Does not include shares issuable upon conversion or exercise of the Initial Units as these securities were issued on June 26, 2002.

(10)
McKesson Corporation is located at One Post Street, Floor 33, San Francisco, CA 94104. Voting and investment power over these shares is held by any one of eleven officers, including the chief executive officer, of McKesson Corporation. Each of the eleven officers disclaims beneficial ownership of these shares except to the extent of his or her pecuniary interest in the shares.

(11)
Consists of 1,569,595 shares held by Sprout Capital VII, L.P., 18,233 shares held by Sprout CEO Fund, L.P., 180,435 shares held by DLJ First ESC, L.P. and 36,087 shares held by DLJ Capital Corp. Dr. Chambon is an employee of DLJ Capital Corp., which is the managing general partner of Sprout Capital VII, L.P. and a general partner of the Sprout CEO fund, and he is a Vice

  President of the Sprout Group, which is a division of DLJ Capital Corp. Dr. Chambon is a general partner of DLJ Associates VII, L.P., which is a general partner of Sprout VII, L.P. DLJ First ESC, L.P. is a fund that invests for the benefit of an employee deferred compensation plan for employees of DLJ Capital Corp. Dr. Chambon disclaims beneficial ownership of these shares except to the extent of his pecuniary or partnership interests. The address for the Sprout Entities is 11 Madison Ave., 13th Floor, New York, N.Y. 10010. Does not include shares issuable upon conversion or exercise of the Initial Units as these securities were issued on June 26, 2002.

(12)
Consists of 534,679 shares held by WPG Enterprise Fund III, L.L.C., 611,376 shares held by Weiss, Peck & Greer Venture Associates IV, L.L.C. and 77,187 shares held by Weiss, Peck & Greer Venture Associates IV Cayman, L.P. WPG VC Fund Advisor, L.L.C. is the fund advisor for each of these funds. Gill Cogan is the senior managing member of WPG VC Fund Advisor, L.L.C. and has sole voting and investment power over the shares held by each of the funds. Mr. Cogan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. The Weiss, Peck & Greer Entities are located at 555 California Street, Suite 3130, San Francisco, CA 94104.

        See "Change of Control Agreements—Preferred Stock Financing" section under Item 11 above, which is incorporated by reference hereunder, for a description of arrangements that may result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company will indemnify its directors and executive officers to the fullest extent permitted under Delaware law and the Company's Bylaws, provided, however, that the Company may modify the extent of such indemnification by individual contracts with such directors and executive officers.

        In January 1998 the Company loaned Dr. Weiner $75,000 in connection with his purchase of the Company's Common Stock. The interest on this loan is 5.93% per year and compounds annually. The principal and accrued interest is due December 17, 2002 and may be prepaid without penalty. This promissory note will accelerate and become due and payable 90 days after Dr. Weiner's employment with the Company is terminated. At the end of the fiscal year ending March 31, 2002, the largest aggregate indebtedness of Dr. Weiner under such loan was $95,673.29, including principal and accrued interest.

        On September 26, 2001, the Company entered into an employment letter agreement with Mark Robillard for the position of Vice President for Global Sales at an annual base salary of $195,000 and a variable target income of $156,000 for a total targeted compensation of $351,000. In addition, the Company provided Mr. Robillard with a non-recoverable draw of $52,500 against Mr. Robillard's annual target compensation, paid over the first six months of employment. Pursuant to the agreement, Mr. Robillard received an option to purchase 150,000 shares of Common Stock (subject to Board approval). This option will vest over four years and is subject to the terms and conditions of the Company's 2000 Equity Incentive Plan. In the event Mr. Robillard's employment at the Company is terminated without cause or his responsibilities are materially reduced within the first 18 months, the Company will provide Mr. Robillard with 6 months of severance. If there is a change of control within the first eighteen (18) months of Mr. Robillard's employment, this agreement would remain in effect with the surviving company.

        On September 26, 2001, the Company entered into a severance agreement with Michael Emley. Pursuant to the agreement, Mr. Emley received four (4) months of severance following his separation date. Mr. Emley remained eligible for sales commissions according to the Pharsight sales plan for the months of November and December 2001. In addition, the Company made severance payments to Mr. Emley in the amount of his base salary in effect as of his separation date for an additional two (2) months following the end of the initial severance period, as he had not obtained other employment by that time. Mr. Emley's shares under the stock option grant dated June 18, 1999, which were granted under the 1997 Stock Option Incentive Plan, and that are unvested as of his separation date, were be subject to accelerated vesting, so that the stock option grant would be fully exercisable at that time.

        On December 14, 2001, we entered into an employment letter with Robin Kehoe. See "Employment Contracts" in Item 11 above.

        On February 5, 2002, we entered into an employment letter with Michael Perry to serve as our Chief Executive Officer and President. See "Employment Contracts" in Item 11 above.

        On June 25, 2002, the Company entered into the Preferred Stock and Warrant Purchase Agreement, which is described in Item 11 under "Change of Control Agreements" above, which description is incorporated by reference herein. The Company agreed to sell up to 1,814,662 units to certain entities related to Alloy Ventures and the Sprout Group, both of which are existing stockholders of the Company. Douglas E. Kelly and W. Ferrell Sanders, members of the Company's Board of Directors, are affiliated with Alloy Ventures. Mr. Kelly is a managing member of Alloy Ventures 2000, LLC and a general partner of AMC Partners 96, L.P. ("AMC"). W. Ferrell Sanders is a general partner of AMC. Dr. Philippe Chambon is a member of the Company's Board of Directors and is affiliated with the Sprout Group. Dr. Chambon is an employee of DLJ Capital Corp., which is the managing general partner of Sprout VII and Sprout IX and the general partner of the Sprout CEO Fund, L.P. and Sprout Entrepreneurs Fund, L.P. Dr. Chambon is a general partner of

DLJ Associates VII, L.P. and DLJ Associates IX, L.P., which is a general partner of Sprout VII and Sprout IX.

        On October 4, 2001, the Company entered into financial services agreement with David Powell, Inc. Pursuant to the agreement, Les Wright will be assigned as the interim Chief Financial Officer of the Company and will be billed at a rate of $16,000 per one-half month. In addition, Mr. Wright was granted options to purchase 30,000 shares of common stock exercisable upon the grant date. Following the completion of twelve (12) months of service, the Company agreed to grant additional options to Mr. Wright as mutually agreed at that time.

        On May 1, 2002, the Company entered into an Independent Contractor Agreement with Allen Phipps. Pursuant to the agreement Mr. Phipps managed the services group of the Company for approximately 4 days per month and was compensated at a rate of $3,600 per day, including reimbursement for reasonable travel and other expenses directly attributable to Mr. Phipps' services. The services provided under this agreement have been completed and the agreement is no longer in effect.

        The Company believes that each of the foregoing transactions were in its best interest. As a matter of policy the transactions were, and all future transactions between the Company and any of its officers, directors or principal stockholders will be, approved by a majority of the independent and disinterested members of the Board of Directors. Furthermore, the transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be in connection with a bona fide business purpose.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on the 25th day of July 2002.

PHARSIGHT CORPORATION
By:	/s/ MICHAEL S. PERRY, D.V.M., PH.D. Michael S. Perry, D.V.M., Ph.D. Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 11. EXECUTIVE COMPENSATION
EQUITY COMPENSATION PLAN INFORMATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES