Form 10-Q
period 2002-06-30
PHARSIGHT CORP
filed 2002-08-13
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                 to                 ..

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

                                YES         ☒                            NO          ☐

As of July 31, 2002, there were 18,824,720 outstanding shares of the Registrant’s common stock, $0.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

PART I.      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2002	March 31, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$11,400	$10,498
Short-term investments	1,500	2,994
Accounts receivable, net	3,027	2,629
Recognized income not yet billed	191	160
Prepaids and other current assets	648	616

Total current assets	16,766	16,897

Property and equipment, net	2,364	2,708
Other assets	329	349

Total assets	$19,459	$19,954

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$757	$664
Accrued expenses	1,823	1,854
Accrued compensation	1,178	1,830
Deferred revenue	3,642	3,412
Current portion of notes payable	1,875	1,656
Current obligations under capital leases	632	660

Total current liabilities	9,907	10,076

Obligations under capital leases	219	350
Notes payable	2,625	2,844

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200 (2,000 designated as Series A and 1,200 designated as Series B) at June 30, and none at March 31, 2002;
Issued and outstanding shares—762 (all designated as Series A) at June 30, and none at March 31, 2002	2,001	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized shares—1,800 at June 30, and 5,000 at March 31, 2002; Issued and outstanding shares—none at June 30, and March 31, 2002	—	—
Common stock, $0.001 par value Authorized shares—120,000 at June 30, and March 31, 2002; Issued and outstanding shares—18,770 at June 30, and 18,759 at March 31, 2002	19	19
Additional paid-in capital	75,727	74,754
Deferred stock compensation	(1,301)	(1,813)
Accumulated other comprehensive income (loss)	3	(1)
Notes receivable from stockholders	(97)	(96)
Accumulated deficit	(69,644)	(66,179)

Total stockholders’ equity	4,707	6,684

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$19,459	$19,954

(1) Derived from the Company’s audited financial statements as of March 31, 2002.

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2002	2001
	(unaudited)
Revenues:
License and renewal	$1,500	$1,007
Services	1,955	1,737

Total revenues	3,455	2,744

Costs and expenses:
License and renewal (1)	179	740
Services (2)	1,533	1,702
Research and development (3)	1,465	1,994
Sales and marketing (4)	1,636	2,397
General and administrative (5)	1,571	1,453
Amortization of deferred stock compensation	457	1,008
Amortization of intangible assets	—	67
Total costs and expenses	6,841	9,361

Loss from operations	(3,386)	(6,617)

Other income (expense):
Interest expense	(94)	(45)
Interest income and other, net	15	212

Net loss	(3,465)	(6,450)
Preferred stock dividend	(3)	—
Deemed dividend to preferred stockholders	(3)	—
Net loss attributable to common stockholders	$(3,471)	$(6,450)

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.35)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	18,699	18,212

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

The following table shows amortization of deferred stock compensation excluded from certain costs and expenses on the Condensed Statements of Operations:

	Three Months Ended June 30,
	2002	2001
	(unaudited)
(1)License and renewal	$29	$61
(2)Services	7	104
(3)Research and development	32	114
(4)Sales and marketing	99	221
(5)General and administrative	290	508
Total	$457	$1,008

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2002	2001
	(unaudited)
Operating activities
Net loss	$(3,465)	$(6,450)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred stock compensation	457	1,008
Depreciation	391	355
Amortization	—	67
Issuance of options in exchange of services	8	—
Changes in operating assets and liabilities:
Accounts receivable	(398)	652
Recognized income not yet billed	(31)	102
Prepaids and other assets	(12)	213
Accounts payable	93	166
Accrued expenses	(31)	98
Accrued compensation	(655)	131
Deferred revenue	230	216
Accrued interest and other	(1)	(2)
Net cash used in operating activities	(3,414)	(3,444)

Investing activities
Purchases of property and equipment	(47)	(592)
Purchases of short-term investments	—	(1,977)
Maturities of short-term investments	1,498	4,957
Net cash provided by investing activities	1,451	2,388

Financing activities
Proceeds from notes payable	750	—
Principal payments on notes payable	(750)	(75)
Principal payments on capital lease obligations	(159)	(123)
Proceeds from the issuance of common stock	3	52
Net proceeds from the issuance of redeemable convertible preferred stock	3,021	—
Net cash provided by (used in) financing activities	2,865	(146)

Net increase (decrease) in cash and cash equivalents	902	(1,202)
Cash and cash equivalents at the beginning of the period	10,498	15,264
Cash and cash equivalents at the end of the period	$11,400	$14,062

Supplemental disclosures of non cash activities

Discount on redeemable convertible preferred stock	$(1,023)	$—
Deemed dividend to preferred stockholders	$3	$—
Preferred stock dividend	$3	$—
Reversal of deferred stock compensation upon cancellation of unvested options	$(55)	$(84)

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

The accompanying condensed financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information included in this report should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003, or for any other future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is computed using the weighted–average number of vested (i.e., not subject to a right of repurchase) outstanding shares of common stock. Diluted net loss per share is computed using the weighted–average number of shares of vested common stock outstanding and, when dilutive, weighted average number of unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible preferred stock using the as-if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive due to the net loss in each period presented.

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2002	2001
Net loss attributable to common stockholders	$(3,471)	$(6,450)
Weighted average common shares outstanding	18,766	18,414
Less weighted average common shares subject to repurchase	(67)	(202)
Shares used to compute basic and diluted net loss per share	18,699	18,212
Basic and diluted net loss per common share	$(0.19)	$(0.35)

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

The Company’s component of comprehensive income (loss) consists solely of unrealized gain and losses on available for sale investments. The unrealized gains and losses have been insignificant for the three months ended June 30, 2002 and 2001, and consequently, net loss approximates total comprehensive net loss.

NOTE 4.   RESTRUCTURING CHARGE

During the three months ended December 31, 2001, the Company implemented a restructuring program to better align operating expenses with anticipated revenues.  The restructuring actions reduced resources in non-core areas such as our Information Products resulting in a reduction of force across all company functions of approximately 14% or 20 employees.  The Company recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs.  As of December 31, 2001 all 20 employees had been terminated as a result of the program.  The restructuring actions did not impact the resources assigned to develop and support current and future Pharsight® Knowledgebase ServerTM, WinNonlin®, WinNonMix® and Trial SimulatorTM product families. At June 30, 2002, the Company had $187,000 of accrued restructuring costs primarily related to monthly lease expenses for two facilities that were exited in fiscal year 2001.

The following table depicts the restructuring activity as of June 30, 2002 (in thousands):

		Expenditures
Category	Balance at March 31, 2002	Cash	Balance at June 30, 2002

Vacated facilities	$243	$(62)	$181
Other costs	6		6
Total	$249	$(62)	$187

NOTE 5. NOTES PAYABLE

In June 2002, the Company extended its secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of June 30, 2002, the Company had up to $7.5 million available under three different facilities.  The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a secured term loan. The revolving credit facilities expire in June 2003.  The secured term loan principal is payable over forty-eight months, beginning in July 2002.  As of June 30, 2002, the Company had $1.0 million and $3.5 million borrowed from its revolving credit facilities and its secured term loan, respectively.  All three facilities are secured by certain of the Company’s assets, excluding intellectual property.

The Company is required to meet certain financial covenants on a quarterly basis including: quick ratio greater than 1.0, remaining months liquidity of at least 6 months, liquidity of at least two times the secured term loan advance, and annual net losses within 20% of the Company's plan, measured at specific quarterly amounts. The Company is in compliance with each of these covenants as of June 30, 2002.

NOTE 6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Redeemable Convertible Preferred Stock and Common Stock Warrants

On June 26, 2002, the Company completed a private placement of 761,920 units (each a “Unit,” and, collectively, the “Units”) for an aggregate purchase price of $3.15 million.  Each Unit consists of one share of the Company’s Series A redeemable convertible preferred stock  (the “Series A Preferred”) and a warrant to purchase one share of Common Stock (each a “Warrant,” and, collectively, the “Warrants”).

Dividends

The holders of the Series A Preferred shall be entitled to receive cumulative dividends in preference to any dividend on the Common Stock, payable quarterly at the rate of 8% per annum, at the election of the holder either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”).  The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right.

Conversion

The holders of the Preferred Stock shall have the right to convert the Preferred Stock, at any time, into shares of Common Stock. The initial conversion rate shall be four to one, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

The Preferred Stock shall be automatically converted into Common Stock, at the then applicable conversion price, (i) in the event that the holders of at least 75% of the outstanding Preferred Stock consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of Common Stock of the Company for a public offering price of at least $3.006 per share and with gross proceeds to the Company of not less than $40,000,000 (before deduction of underwriters commissions and expenses).

Liquidation Preference

In the event of any liquidation or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to Common Stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of the Preferred Stock, the remaining assets shall be distributed ratably to the holders of the Common Stock.  A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

Voting Rights

The holders of Preferred Stock are entitled to vote together with the Common Stock.  Each share of Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Preferred Stock.  In addition, consent of the holders of at least 75% of the then

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

outstanding Preferred Stock shall be required for certain actions, including any action that amends the Company’s charter documents so as to adversely affect the Preferred Stock.

Redemption

At the election of the holders of at least 75% of the Preferred Stock, to the extent that the Company may legally do so, the Company shall redeem the outstanding Preferred Stock after the fifth anniversary of the initial issuance of Preferred Stock. Such redemption shall be at a price of $4.008 per share plus accrued and unpaid dividends.   If the holders of Preferred Stock shall not have elected to have the Company redeem the Preferred Stock at or after the fifth anniversary of the date of issuance, the Company shall have the option to redeem the Preferred Stock on the same terms as the optional redemption by the holders of Preferred Stock.

Registration Rights

Pursuant to the purchase agreement, within 55 days following the Initial Closing, the Company will use its best efforts to prepare and file a registration statement on Form S-3 (the “Registration Statement”) for the resale of the shares of Common Stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the Warrants (the “Shares”), and use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the closing of the sale of the Initial Units.

In the event that the Company shall fail to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), the Company shall pay as liquidated damages the amount of 1% per month of the aggregate purchase price for the Shares remaining to be sold pursuant to the Registration Statement.

Warrants

The Warrants are exercisable for a period of five years from the date of issuance at a per share price equal to $1.15, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like.   If not exercised after five years, the right to purchase the Common Stock will terminate. The Warrants contain a cashless exercise feature. The Common Stock issuable upon exercise of the Warrants are entitled to the benefits and subject to the terms of the Registration Rights described above.

Summary of Certain Preferred Stock and Warrant Accounting

Due to the nature of the redemption features of the Series A Preferred, the Company excluded the Series A Preferred from equity in its financial statements.

The amount representing the Series A Preferred with total gross proceeds of $3.15 million was discounted by a total of $1.2 million including $539,000 representing the value assigned to the Warrants, $484,000 representing the related beneficial conversion feature of the Series A Preferred, and $128,000 representing issuance costs.  The $539,000 value of the warrants is subject to accretion over the 5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. The discounted conversion price is compared to the fair market value of the Pharsight common stock on June 26, 2002 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of $484,000 , which represents the difference between the fair market value of Pharsight’s common stock and the discounted conversion price.  The beneficial conversion feature of $484,000 is subject to accretion over the 5-year redemption period.  Issuance costs of $128,000 were accounted for as a discount on the redeemable preferred stock and are also accreted over the 5-year redemption period.

The net discounted value for the Series A Preferred of $2.0 million was recorded as a long term liability on June 26, 2002 (the date of closing) with the corresponding aggregate value of the warrants and the beneficial conversion feature of $1.0 million ($539,000 plus $484,000) recorded as additional-paid-in-capital within equity.

Deemed dividends were recorded by the Company for the three months ended June 30, 2002 totaling approximately $3,000 in aggregate representing accretion of the discount resulting from the value of warrants,

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

the value of the beneficial conversion feature and the issuance costs.  The $3,000 aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss attributable to common stockholders.

Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were approximately $3,000 for the three months ended June 30, 2002, and were charged against additional-paid-in-capital and included in the calculation of net loss attributable to common stockholders.

NOTE 7. CONTINGENCIES

From time to time, the Company may become involved in claims, legal proceedings, or state or federal government agency proceedings that arise in the ordinary course of its business. The Company is currently subject to one such agency proceeding. The Company does not believe that the resolution of this agency proceeding will have a material adverse effect on its financial position and results of operations.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. Pharsight adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on April 1, 2002.  The adoption of Statement No. 141 or 142 did not have a significant impact on the Company’s financial position and results of operations.

 The following tables present net loss and loss per share attributable to common stockholders as reported and adjusted to exclude the amortization of goodwill and assembled workforce as if these items had not been amortized (in thousands except per share data).

	Three Months Ended June 30,
	2002		2001
	Net Loss	Loss per share	Net Loss	Loss per share
Net Loss/ Basic and diluted loss per share attributable to common stockholders	$(3,471)	$(0.19)	$(6,450)	$(0.35)

Add back goodwill and assembled workforce amortization	—	—	26	—

Adjusted Net Loss/ Basic and diluted loss per share attributable to common stockholders	$(3,471)	$(0.19)	$(6,424)	$(0.35)

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Years Ended March 31,
	2002		2001		2000
	Net Loss	Loss per share	Net Loss	Loss per share	Net Loss	Loss per share
Net Loss/ Basic and diluted loss per share attributable to common stockholders	$(18,952)	$(1.03)	$(21,014)	$(1.62)	$(11,228)	$(3.48)

Add back goodwill and assembled workforce amortization	222.01		126.01		125.04

Adjusted Net Loss/ Basic and diluted loss per share attributable to common stockholders	$(18,730)	$(1.02)	$(20,888)	$(1.61)	$(11,103)	$(3.44)

NOTE 9.  SUBSEQUENT EVENT

In July 2002, the Company announced a reduction in staff of approximately 15% and expects to record a restructuring charge of approximately $300,000 to $500,000 in the quarter ending September 30, 2002.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, refer to Pharsight’s Annual Report on Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange commission on July 1, 2002.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenues

Total revenues increased 26% to $3.5 million in the three months ended June 30, 2002 from $2.7 in the three months ended June 30, 2001.  License and renewal revenues increased 49% to $1.5 million in the three months ended June 30, 2002, from $1.0 million in the three months ended June 30, 2001.  The increase was primarily due to first time sales our Pharsight® Knowledgebase ServerTM (PKS) and a 30% increase in the quantity of licenses for our desktop software products sold. The average selling prices (ASP) of the desktop software licenses were relatively constant. The increased quantity is primarily attributed to customers upgrading to and renewing our higher priced WinNonlin® Enterprise product from earlier versions.

Service revenues increased 13% to $2.0 million in the three months ended June 30, 2002, from $1.7 million in the three months ended June 30, 2001. The increase for the first quarter of fiscal 2003 is primarily driven by the addition of services rendered under new consulting agreements as well as expanded services rendered under our existing engagements.  We are continuing to see the percentage of service revenues decline as a percentage of total revenues as we release new versions of software products.

Cost and Expenses

Cost of License and Renewal Revenues. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial licenses and product updates provided for in our annual license agreements.  Cost of license and renewal revenues decreased 76% to $179,000 in the three months ended June 30, 2002, from $740,000 in the three months ended June 30, 2001.  The decrease was due primarily to the reduction of information products spending in the first quarter of fiscal 2003.  We began including our information product team’s costs to convert data from contract providers into customer usable information as cost of revenue in December 2000 when we began selling the product.  Excluding costs from information products, cost of license and renewal revenues as a percentage of license and renewal revenues was 12% for the three months ended June 30, 2002, compared to 26% in the same period in 2001.  We anticipate the cost of revenues associated with our information products to significantly decrease as a result of the discontinuance of elements of our information products business.

Cost of Service Revenues.  Cost of services revenues decreased 10% to $1.5 million in the three months ended June 30, 2002, from $1.7 million in the three months ended June 30, 2001.  The decrease was due primarily to fewer consulting personnel in our strategic services group.  In the fourth quarter of fiscal 2001 we hired several key new executive officers and reorganized our strategic services group to align project teams with key customer accounts. The reorganization was implemented to make improvements to our productivity, margins and revenues on an annual basis.  We previously indicated that we would begin seeing the benefits of this transition in the second half of fiscal 2002.  The decrease in headcount over the prior year period enables us to better balance capacity with improving utilization, to meet our customers demands.  There is typically a nine-month ramp to full productivity with our services personnel. Cost of services as a percentage of services revenues was 82% for the three months ended June 30, 2002, compared to 98% in the same period in 2001.

Research and Development.  Research and development expenses decreased 27% to $1.5 million in the three months ended June 30, 2002, from $2.0 million in the comparable period in 2001. Of the twenty people affected by our November 2001 restructuring actions, five were in the Research and Development organization.  These restructuring actions did not impact the resources assigned to develop and support our current and future Pharsight® Knowledgebase ServerTM, WinNonlin®, WinNonMix® and Trial SimulatorTM product families. Our restructuring actions reduced resources in areas such as the management and development of our Information Products program.  Research and development expenses as a percentage of revenues were 42% for the three months ended June 30, 2002, compared to 73% in the comparable period in 2001. We believe research and development expenses will decline in absolute spending in fiscal 2003 as compared to fiscal 2002, based on the restructuring actions we have taken.

Sales and Marketing.  Sales and marketing expenses decreased 32% to $1.6 million in the three months ended June 30, 2002, from $2.4 million in the three months ended June 30, 2001. The decrease in sales and marketing expenses is related primarily to a decrease in the number of direct sales personnel and a reduction in corporate marketing spending. Sales and marketing expenses as a percentage of total revenues were 47% for the three months ended June 30, 2002, compared to 87% in the comparable period in 2001. We estimate our sales and marketing expenses will decrease as a percentage of total revenues as we continue our efforts to increase productivity related to changes in sales and marketing management and a more focused sales process.

General and Administrative.  General and administrative expenses increased 10% to $1.6 million in the three months ended June 30, 2002, from $1.5 million in the three months ended June 30, 2001. This increase is due to higher insurance and other outside professional fees, as well as the cost to enhance our internal management systems infrastructure. General and administrative expenses as a percentage of total revenues were 46% for the three months ended June 30, 2002, compared to 53% in the comparable period in 2001. We expect to see the rate of growth for general and administrative expenses decline now that we have assembled our operations team and strengthened our internal infrastructure.

Deferred Stock Compensation. During the three months ended June 30, 2002 and 2001, we recorded amortization of deferred compensation of $457,000, and $1.0 million, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of our common stock.  The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options and the straight-line method for non-employee options.

Restructuring Charges. During the three months ended December 31, 2001, we implemented a restructuring program to better align operating expenses with anticipated revenues.  Our restructuring actions reduced resources in non-core areas such as our Information Products.  We recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs.  The restructuring program resulted in the reduction in force across all company functions of approximately 14% or 20 employees.  As of December 31, 2001, all 20 employees had been terminated as a result of the program.  The restructuring actions did not impact the resources assigned to develop or support our current and future PKS, WinNonlin®, WinNonMix® and Trial SimulatorTM product families. At June 30, 2002, we had $187,000 of accrued restructuring costs primarily related to monthly lease expenses for two facilities that were exited in 2001.  We estimate that the restructuring program will save the Company approximately $4.5 million of expenses on an annualized basis.

In July 2002, the Company announced that it was taking additional actions intended to help meet its goal of EBITDA breakeven by June 2003. These efforts include a reduction in staff of approximately 15% and are expected to result in a reduction in annualized operating expenses of $2.5 to $3.0 million. In connection with these actions, we expect to record a restructuring charge of approximately $300,000 to $500,000 in the quarter ending September 30, 2002.

Other Income (Expense).  Interest income and other, net, decreased to $15,000 in the three months ended June 30, 2002, from $212,000 in the three months ended June 30, 2001.  This decrease occurred from lower interest income resulting from a lower average balance of cash and short–term investments and lower interest rates.  Interest expense increased to $94,000 in the three months ended June 30, 2002, from $45,000 in the three months ended June 30, 2001.  Substantially all of the increase was a result of interest paid on notes payable to Silicon Valley Bank.  The Company did not have any borrowings under the credit facilities with Silicon Valley Bank during the three months ended June 30, 2001 and therefore no related interest expense for that period.

Liquidity and Capital Resources

As of June 30, 2002, we had $12.9 million in cash, cash equivalents and short–term investments, a decrease of $592,000 from cash, cash equivalents and short–term investments held as of March 31, 2002.  As of June 30, 2002, there was an aggregate of $4.5 million in borrowings under our borrowing arrangements and credit facilities.  During the quarter, the Company increased its borrowings by $750,000 and re-paid it in full during the quarter.  There was no net increase in borrowings in the first quarter of fiscal 2003.  Our working capital, defined as current assets less current liabilities, at June 30, 2002, was $6.9 million, representing substantially no change from $6.8 million at March 31, 2002.

Net cash used in operating activities for the three months ended June 30, 2002 was $3.4 million and primarily reflects our net loss for the period, partially offset by $850,000 of non-cash charges related to deferred stock compensation and depreciation and amortization, as well as $230,000 of deferred revenue, and the remainder being other changes in operating assets and liabilities.

Net cash provided by investing activities was $1.5 million for the three months ended June 30, 2002.  Cash provided by investing activities primarily resulted from the sale of short-term investments, offset in part by the purchase of fixed assets.

Net cash provided by financing activities was $2.9 million for the three months ended June 30, 2002. Cash from financing activities was provided primarily as a result of proceeds from the issuance of Series A redeemable convertible preferred stock.  Decreasing this amount were principal payments on capital leases, offset in part by proceeds from the issuance of common stock upon the exercise of stock options.

We currently anticipate that our current cash, cash equivalents, investments and available credit facilities will be sufficient to meet our anticipated cash needs for the working capital and capital expenditures through the next 12 months.  We are managing our business to achieve positive cash flow utilizing existing assets. During 2002, our commitments and liabilities were significantly reduced via our restructuring actions. In addition, we reduced ongoing operating expenses by reducing purchases of other services and making workforce reductions. We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to align our revenues and reduce expenses.

There can be no assurance, however, that we will realize our goal with respect to revenue growth at the current level of resources.  We may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

In June 2002, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of June 30, 2002, we had up to $7.5 million available under three different facilities. The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against  90% of eligible foreign accounts receivable and $3.5 million in a secured term loan. The revolving credit facilities expire in June 2003. The secured term loan principal is payable over forty-eight months, beginning in July 2002. As of June 30, 2002, we had $1.0 million and $3.5 million borrowed from our revolving credit facilities and its secured term loan, respectively.  All three facilities are secured by certain of our assets, excluding intellectual property.

We are required to meet certain financial covenants on a quarterly basis including:  quick ratio greater than 1.0, remaining months liquidity of at least 6 months, liquidity of at least two times the term loan advance, and annual net losses within 20% of our plan, measured at specific quarterly amounts. We are in compliance with each of these covenants as of June 30, 2002.

In June 2002, we sold 761,920 shares of Series A preferred stock and warrants to purchase 761,920 shares of Pharsight’s Common Stock to certain investors with gross proceeds of approximately $3.15 million. The Series A preferred stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the Preferred Stock stockholders. The Series A preferred stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Series A preferred stock is convertible into 4 shares of Common Stock at the election of such holder or upon the occurrence of certain other events. The Series A preferred stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B preferred stock.  The Series B preferred stock has identical rights, preferences and privileges to the Series A preferred stock except that the Series B preferred stock is not entitled to 8% dividends.  These quarterly dividends will commence in September 2002. The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15.

The following table depicts contractual obligations of the Company as of June 30, 2002:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years

Notes payable	$4,500	$1,875	$1,750	$875

Capital lease obligations	$851	$632	$219	$0

Operating leases	$2,403	$1,698	$630	$75

Total contractual cash obligations	$7,754	$4,205	$2,599	$950

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142 Goodwill and Other Intangible Assets.  Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead and entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at lease annually in accordance with the provisions of Statement No. 142.  The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment.  We adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on April 1, 2002.  The adoption of Statement No. 141 or 142 did not have a significant impact on our financial position and results of operations.

RISK FACTORS

We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

                We commenced our operations in April 1995 and have incurred net losses since that time. As of June 30, 2002, we had an accumulated deficit of $69.6 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that we intend to achieve cash breakeven (EBITDA—earnings before interest, taxes, depreciation and amortization) by June 2003; however, this expectation is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products.  If these assumptions do not prove to be accurate then we may never generate sufficient revenues to achieve profitability.  Furthermore, even if we do achieve EBITDA breakeven profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis. If our losses exceed the expectations of investors, the price of our common stock may decline.

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

                We expect our quarterly operating results may fluctuate in the future, and may vary from securities analysts’ and investors’ expectations, depending on a number of factors described below and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” including:

•      Variances in demand for our products and services;

•      Timing of the introduction of new products or services and enhancements of existing products or services;

•      Changes in research and development expenses;

•      Our ability to complete fixed–price service contracts without committing additional resources;

•      Changes in industry conditions affecting our customers; and

•      Restructuring actions.

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

We have engaged in restructuring actions in order to reduce our operating expenses. These actions may not be sufficient to reduce our operating expenses to the level that we need to  achieve, and so we may need to engage in additional restructuring actions until we reach profitability.

                In November 2001, we announced that we were taking actions intended to reduce our expenses by approximately $5.0 million on an annualized basis. Our current estimate for the November 2001 restructuring is a reduction of approximately $4.5 million on an annualized basis.  In July 2002, we announced that we were taking further actions intended to reduce our expenses by an additional $2.5 to $3.0 million on an annualized basis.  Our restructuring actions were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While our restructuring actions have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. As of June 30, 2002, we had working capital of $6.9 million.  During the twelve-months ended June 30, 2002, we used cash for operating activities of $10.4 million. We cannot assure you that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth, reduce costs as we anticipated from the restructurings, and continue to develop successful product and services offerings could prevent us from successfully achieving breakeven operations and result in additional restructuring actions as well as possibly require us to raise additional funds that may not be available on commercially reasonable terms or at all.

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

                We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2002, sales to our top customer accounted for 20% of our revenue and sales to our top five customers accounted for 49% of our revenue. In fiscal 2001, sales to our top two customers collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue.  For the three months ended June 30, 2002, sales to our top customer accounted for 24% of our revenue and sales to our top five customers accounted for 60% of our revenue.  We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

                The successful growth of our business depends on our ability to develop new products and services and incorporate new capabilities, including the expansion of our product to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of its prospective users, on a timely basis. If we cannot adapt to changing technologies, emerging industry standards, new scientific developments and increasingly sophisticated customer needs on a timely basis, we may not achieve revenue growth and our products and services may become obsolete, and our business could suffer. Moreover, we have terminated a number of employees and other service providers in connection with our restructuring actions which may harm our ability to adapt.  We have also suffered product delays in the past, resulting in lost product revenues.  In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our products before or after commercial release, which could result in product redevelopment costs and loss of, or delay in, market acceptance. Furthermore, a failure by us to introduce new products or services on schedule could harm our business prospects. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us.

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

If we lose key members of our management, scientific or development staff, or our scientific advisors, our operations may be adversely affected and our reputation may be harmed and therefore we may lose business.

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

In addition, several members of our management team have recently assumed new positions, including:

•         Michael S. Perry, who joined the Company as President and Chief Executive Officer in February 2002;

•         Leslie E. Wright, who joined the Company as interim Chief Financial Officer in October 2001;

•         Mona Cross Sowiski, who joined the Company as Senior Vice President of Consulting Services in July 2002;

•         Mark R. Robillard, who joined the Company as Vice President, Global Sales, in October 2001, and was named Senior Vice President, PKS Business Unit in July 2002; and

•         Michael J. Schwartz, who previously served as the Company’s Vice President, Marketing, was named Senior Vice President, Strategic Development in July 2002.

If our management team and key employees do not work together effectively, our business may be seriously harmed.

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

•         The write-off of software development costs, and the amortization of expenses related to intangible assets and charges against earnings; and

•         Any of the above factors, if they occur, could harm our business.

International sales of our product account for a significant portion of our revenue which exposes us to risks inherent in international operations.

                We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 36% of our total revenues for the year ending March 31, 2002.  As of June 30, 2002, we have a total of 12 employees based outside the United States that market and sell our products and services.  In addition, we may in the future open offices in other countries. The expansion of our existing international operations and entry into additional international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations or the expansion of our operations to other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our operations in the United States and Europe also expose us to the following general risks associated with international operations:

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

We are at risk of having our Common Stock delisted from the Nasdaq National Market, which would seriously impair the liquidity of our Common Stock.

                Our common stock is listed on the Nasdaq National Market, which has minimum quantitative listing criteria that are required to be maintained. Two of these criteria are a minimum stock price of one dollar per share and, beginning in November 2002, minimum stockholders’ equity of $10 million. Our stock price has declined to below one dollar per share and remained there for thirty days, and The Nasdaq Stock Market has notified us that unless our stock price increases and the closing bid price remains above one dollar per share, they will take action to have our common stock delisted from the Nasdaq National Market. In addition, we currently do not have $10 million in stockholders’ equity, and do not expect to have stockholders’ equity in excess of $10 million by November 2002. If The Nasdaq Stock Market chooses to do so, it may take action to have our Common Stock delisted from the Nasdaq National Market after November 2002 if we do not meet this requirement.  Delisting from The Nasdaq National Market would seriously impair the liquidity of our Common Stock and limit our potential to raise future capital through the sale of our Common Stock.  Our failure to sell additional shares of Series A preferred stock and warrants to purchase shares of Common Stock as currently anticipated may also increase the likelihood of the delisting of our common stock.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

                The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors, including entities with which they are affiliated, beneficially owned or controlled 7,734,811 shares, or 39.7%, of the outstanding common stock, calculated on an as-if-converted basis, as of May 31, 2002. In addition, our two largest stockholders with which three of our directors are affiliated, purchased in June 2002, 761,920 shares of our Series A preferred stock and warrants to purchase 761,920 shares of our Common Stock will, subject to the necessary stockholder approval of the additional issuance, purchase an additional 1,052,742 shares of our Series A preferred stock and warrants to purchase an additional 1,052,742 shares of our Common Stock, which would increase the holdings of our executive officers and directors, including entities with which they are affiliated, to 16,808,121 shares, or 58.8%, of our outstanding Common Stock, calculated on an as-if-converted basis. The Series A holders are entitled to receive dividends on the shares of Series A preferred stock, which are payable in cash or shares of our Series B preferred stock.  If such dividends are paid out in our Series B preferred stock, the holdings of our executive officers and directors, including entities with which they are affiliated, would be further increased.  If our executive officers and directors, including entities with which they are affiliated, choose to act or vote together, they will have the power to significantly influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2002 have not changed significantly.

PART II.                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 14, 2000, the Company closed the sale of a total of 3,000,000 shares of its Common Stock, par value $0.001 per share, at a price of $10.00 per share in a firm commitment underwritten public offering. All of the $20.3 million in net proceeds raised by the Company in the offering, after deducting underwriting discounts and commissions, offering expenses and the repayment of $6.1 million to the holders of the Company’s Series C preferred stock, was used to fund its ongoing operations, including research and development of new and existing products, and acquisitions. This application of the proceeds from the initial public offering did not represent a material change from the use of proceeds as described in the prospectus for the initial public offering.

On June 26, 2002, the Company completed a private placement of its securities to certain entities affiliated with Alloy Ventures, Inc. and the Sprout Group, both of which are existing stockholders of the Company, pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company agreed to sell up to an aggregate of 1,814,662 units (each a “Unit,” and collectively the “Units”).  Each Unit consists of one share of the Company’s Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of the Company’s common stock.  The purchase price for each Unit is $4.133, which is the sum of $4.008 (four times the underlying average closing price for the Company’s common stock over the five trading days prior to the Initial Closing (i.e., $1.002)) and $0.125 for each share of Series A Preferred and warrant, respectively.

The sale and issuance of the Units under the Purchase Agreement is structured to close in two phases. The first phase (the “Initial Closing”) was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million in cash.  The net cash proceeds of the offering, after expenses, were approximately $3.0 million.  The Company intends to use the proceeds for general corporate purposes, including working capital to fund operations and ongoing research and development projects.  The sale and issuance in connection with the Initial Closing was made to accredited investors and was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  In the second phase, which is expected to close in September 2002 (the “Second Closing”), the Company expects to sell an additional 1,052,742 Units. The Second Closing is subject to stockholder approval.

The Series A Preferred is redeemable at any time after five years from the date of issuance upon the affirmative vote of at least 75% of the holders of Series A Preferred, at a price of $4.008 per share plus any unpaid. Each share of Series A Preferred is convertible into four shares of the Company’s common stock at the election of the holder or upon the occurrence of certain other events.  The holders of Series A Preferred are entitled to receive, but only out of legally available funds, quarterly cumulative dividends at the rate of 8% per year commencing in September 2002, which are payable in cash or shares of Series B redeemable convertible preferred stock (the “Series B Preferred”), at the election of the holder.  The terms of the Series B Preferred are identical to the Series A Preferred, except that the Series B Preferred is not entitled to receive the 8% dividends. In the event of any liquidation or winding up of the Company, the holders of the Series A Preferred and Series B Preferred shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to Common Stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of Preferred Stock, the remaining assets shall be distributed ratably to the holders of the Common Stock. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation will be deemed to be a liquidation.

The holders of Series A Preferred and Series B Preferred are entitled to vote together with the Common Stock.  Each share of Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Preferred Stock.  In addition, consent of the holders of at least 75% of the then outstanding Preferred Stock shall be required for certain actions, including any action that amends the Company’s charter documents so as to adversely affect the Preferred Stock.

The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15 per share.

Pursuant to the Purchase Agreement, the Company expects to file a registration statement on Form S-3 for the resale of the shares of Common Stock issuable to the investors upon conversion of the shares of Preferred Stock and exercise of the warrants.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable

ITEM 5. OTHER INFORMATION

On August 6, 2002, the Company received a letter from The Nasdaq National Stock Market notifying the Company that for 30 consecutive trading days the price of the Company’s Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq National Stock Market.  In accordance with the Nasdaq Marketplace Rules, the Company will be provided 90 calendar days, or until October 30, 2002, to regain compliance by maintaining a bid price of the Company’s Common Stock at $1.00 per share or more for at least 10 consecutive trading days.  If the Company is not in compliance by October 30, 2002, the Company will be delisted, subject to appeal by the Company.  The letter also notes that the Company may apply to transfer its securities to The Nasdaq SmallCap Market (provided the Company satisfies the requirements for continued inclusion on The Nasdaq SmallCap Market and pays the applicable listing fees), which makes available an extended grace period to regain compliance with the minimum bid price requirement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.29(1)	Loan Modification Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.29.1(1)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.30(1)	Loan Modification Agreement, dated as of June 13, 2002, by and between Pharsight and Silicon Valley Bank.
10.31(1)	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002.
10.32(1)	Form of Warrant for the Purchase of Shares of Common Stock.
10.33(1)	Loan Modification Agreement, dated June 26, 2002, by and between Pharsight and Silicon Valley Bank.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)           Filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K (Commission No. 000-31253) for the fiscal year ended March 31, 2002, and incorporated herein by reference.

(2)           Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

        (b)   REPORTS ON FORM 8-K.

On July 7, 2002, we filed a report on Form 8-K announcing the June 26, 2002 closing of the private placement of Series A preferred stock

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date: August 13, 2002	By:	/s/ Charles K. Faas
Charles K. Faas
Vice President, Finance and
Chief Accounting Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.29(1)	Loan Modification Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.29.1(1)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.30(1)	Loan Modification Agreement, dated as of June 13, 2002, by and between Pharsight and Silicon Valley Bank.
10.31(1)	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002.
10.32(1)	Form of Warrant for the Purchase of Shares of Common Stock.
10.33(1)	Loan Modification Agreement, dated June 26, 2002, by and between Pharsight and Silicon Valley Bank.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)           Filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K (Commission No. 000-31253) for the fiscal year ended March 31, 2002, and incorporated herein by reference.

(2)           Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.