Form 10-Q
period 2002-09-30
PHARSIGHT CORP
filed 2002-11-14
CIK 1040853

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to                             .

Commission file number 000-31253

PHARSIGHT CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0401273 (I.R.S. Employer Identification Number)

800 WEST EL CAMINO REAL, MOUNTAIN VIEW, CA 94040
(Address of principal executive offices, including zip code)

(650) 314-3800
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        As of October 31, 2002, there were 18,836,804 outstanding shares of the Registrant's common stock, $0.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PHARSIGHT CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2002	March 31, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$13,421	$10,498
Short-term investments	—	2,994
Accounts receivable, net	3,993	2,629
Recognized income not yet billed	70	160
Prepaids and other current assets	957	616

Total current assets	18,441	16,897
Property and equipment, net	2,027	2,708
Other assets	362	349

Total assets	$20,830	$19,954

Liabilities, redeemable convertible preferred stock, and stockholders' equity
Current liabilities:
Accounts payable	$514	$664
Accrued expenses	1,590	1,854
Accrued compensation	795	1,830
Deferred revenue	4,693	3,412
Current portion of notes payable	1,875	1,656
Current obligations under capital leases	597	660

Total current liabilities	10,064	10,076
Obligations under capital leases	90	350
Notes payable	2,406	2,844
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200 (2,000 designated as Series A and 1,200 designated as Series B) at September 30, and none at March 31, 2002;
Issued and outstanding shares—1,815 (all designated as Series A) at September 30, and none at March 31, 2002	5,450	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value Authorized shares—1,800 at September 30, and 5,000 at March 31, 2002; Issued and outstanding shares—none at September 30, and March 31, 2002	—	—
Common stock, $0.001 par value Authorized shares—120,000 at September 30, and March 31, 2002; Issued and outstanding shares—18,834 at September 30, and 18,759 at March 31, 2002	19	19
Additional paid-in capital	76,464	74,754
Deferred stock compensation	(920)	(1,813)
Accumulated other comprehensive loss	—	(1)
Notes receivable from stockholders	(98)	(96)
Accumulated deficit	(72,645)	(66,179)

Total stockholders' equity	2,820	6,684

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$20,830	$19,954

(1)
Derived from the Company's audited financial statements as of March 31, 2002.

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License and renewal	$1,502	$1,293	$3,002	$2,300
Services	1,817	2,423	3,772	4,160

Total revenues	3,319	3,716	6,774	6,460
Costs and expenses:
License and renewal (1)	173	621	352	1,361
Services (2)	1,303	1,624	2,836	3,326
Research and development (3)	900	1,746	2,365	3,740
Sales and marketing (4)	1,736	2,149	3,372	4,546
General and administrative (5)	1,424	1,452	2,995	2,905
Amortization of deferred stock compensation	371	793	828	1,801
Restructuring costs	324	—	324
Amortization of intangible assets	—	29	—	96

Total costs and expenses	6,231	8,414	13,072	17,775

Loss from operations	(2,912)	(4,698)	(6,298)	(11,315)
Other income (expense):
Interest expense	(92)	(48)	(186)	(93)
Interest income and other, net	3	117	18	329

Net loss	(3,001)	(4,629)	(6,466)	(11,079)
Preferred stock dividend	(81)	—	(84)	—
Deemed dividend to preferred stockholders	(55)	—	(58)	—

Net loss attributable to common stockholders	$(3,137)	$(4,629)	$(6,608)	$(11,079)

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.25)	$(0.35)	$(0.61)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	18,760	18,339	18,730	18,276

        The following table shows amortization of deferred stock compensation excluded from certain costs and expenses on the Condensed Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
(1)License and renewal	$23	$52	$52	$113
(2)Services	1	59	8	163
(3)Research and development	23	74	55	188
(4)Sales and marketing	81	185	180	406
(5)General and administrative	243	423	533	931

Total	$371	$793	$828	$1,801

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2002	2001
Operating activities
Net loss	$(6,466)	$(11,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	828	1,801
Depreciation	777	758
Amortization	—	96
Issuance of options in exchange of services	8	—
Changes in operating assets and liabilities:
Accounts receivable	(1,364)	(890)
Recognized income not yet billed	90	102
Prepaids and other assets	(354)	524
Accounts payable	(150)	105
Accrued expenses	(303)	577
Accrued compensation	(1,035)	165
Deferred revenue	1,281	733
Accrued interest and other	(2)	(6)

Net cash used in operating activities	(6,690)	(7,114)
Investing activities
Purchases of property and equipment	(96)	(1,146)
Purchases of short-term investments	—	(3,993)
Maturities of short-term investments	2,995	5,957

Net cash provided by investing activities	2,899	818
Financing activities
Proceeds from notes payable	750	2,000
Principal payments on notes payable	(969)	(75)
Principal payments on capital lease obligations	(323)	(282)
Proceeds from the issuance of common stock	40	197
Net proceeds from the issuance of redeemable convertible preferred stock	7,261	—
Dividend paid to preferred stockholders	(45)	—

Net cash provided by financing activities	6,714	1,840
Net increase (decrease) in cash and cash equivalents	2,923	(4,456)
Cash and cash equivalents at the beginning of the period	10,498	15,414

Cash and cash equivalents at the end of the period	$13,421	$10,958

Supplemental disclosures of non cash activities
Discount on redeemable convertible preferred stock	$(1,869)	$—

Deemed dividend to preferred stockholders	$58	$—

Preferred stock dividend	$39	$—

Reversal of deferred stock compensation upon cancellation of unvested options	$(65)	$(205)

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        Pharsight Corporation (the "Company") develops and markets products and services that help pharmaceutical and biotechnology companies improve their decision-making in drug development and commercialization. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, the Company helps its customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between. The Company uses computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of its customers' development efforts and product portfolios. The Company was incorporated in California in April 1995 and was reincorporated in Delaware in June 2000.

        The accompanying condensed financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information included in this report should be read in conjunction with the Company's financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

        In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003, or for any other future period.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

        Basic net loss per share is computed using the weighted-average number of vested (i.e. not subject to a right of repurchase) outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and, when dilutive, weighted average number of unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible preferred stock using the as-if-converted basis. All potential common shares including preferred stock have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive due to the net loss in each period presented.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net loss attributable to common stockholders	$(3,137)	$(4,629)	$(6,608)	$(11,079)

Weighted average common shares outstanding	18,810	18,494	18,788	18,455
Less weighted average common shares subject to repurchase	(50)	(155)	(58)	(179)

Shares used to compute basic and diluted net loss per share	18,760	18,339	18,730	18,276
Basic and diluted net loss per common share	$(0.17)	$(0.25)	$(0.35)	$(0.61)

NOTE 3.    COMPREHENSIVE INCOME (LOSS)

        The Company's component of comprehensive income (loss) consists solely of unrealized gain and losses on available for sale investments. The unrealized gains and losses have been insignificant for the three and six months ended September 30, 2002 and 2001, and consequently, net loss approximates total comprehensive net loss.

NOTE 4.    RESTRUCTURING CHARGE

        During the three months ended December 31, 2001, the Company implemented a restructuring program to better align operating expenses with anticipated revenues ("December 2001 Restructuring Plan"). The December 2001 Restructuring Plan reduced resources in non-core areas, such as the Company's Information Products, resulting in a reduction of force across all company functions of approximately 14%, or 20 employees. The Company recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs. As of December 31, 2001, all 20 employees had been terminated as a result of the program. At September 30, 2002, the Company had $120,000 of accrued restructuring costs primarily related to monthly lease expenses for two facilities that were exited in fiscal year 2002.

        During the three months ended September 30, 2002, the Company announced that it was taking additional actions intended to help further reduce operating expenses across all non-core functional areas ("July 2002 Restructuring Plan"). The July 2002 Restructuring Plan included a total reduction of 18 staff. As of September 30, 2002, all restructured staff have been notified of termination and all but three of these staff have been terminated. The three remaining staff are scheduled for termination in December of 2002 and March of 2003. The Company has recorded $324,000 in restructuring charges during the quarter ended September 30, 2002 representing employee severance costs. At September 30, 2002, the Company had $157,000 of remaining accrued restructuring costs related to employee severance costs to be paid out in the third and fourth quarter of fiscal 2003.

        The restructuring actions taken in December 2001 and July 2002 did not impact the resources assigned to develop and support current and future Pharsight® Knowledgebase Server™, WinNonlin®, WinNonMix® and Trial Simulator™ product families.

        The following tables depict the restructuring charges during the six months ended September 30, 2002 (in thousands):

			Expenditures
Category	Balance at March 31, 2002	Additions	Cash	Non Cash	Balance at September 30, 2002
December 2001 Restructuring
Vacated facilities	$243	$—	$(127)	$—	$116
Other costs	6			(2)	4
July 2002 Restructuring
Employment Related	—	324	(167)		157

Total	$249	$324	$(294)	$(2)	$277

NOTE 5.    NOTES PAYABLE

        In June 2002, the Company extended its secured revolving credit facility agreement with Silicon Valley Bank for an additional year. As of September 30, 2002, the Company had up to $7.5 million available under three different facilities. The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a secured term loan. The revolving credit facilities expire in June 2003. The secured term loan principal is payable over forty-eight months, beginning in July 2002. As of September 30, 2002, the Company had $1.0 million and $3.3 million borrowed from its revolving credit facilities and its secured term loan, respectively. All three facilities are secured by certain of the Company's assets, excluding intellectual property.

        The Company is required to meet certain financial covenants on a quarterly basis including: quick ratio greater than 1.0, remaining months liquidity of at least 6 months, liquidity of at least two times the secured term loan advance, and annual net losses within 20% of the Company's plan, measured at specific quarterly amounts. The Company is in compliance with each of these covenants as of September 30, 2002.

NOTE 6.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock and Common Stock Warrants

        On June 26, 2002 and September 11, 2002, the Company completed a private placement of 1,814,662 units (each a "Unit," and, collectively, the "Units") for an aggregate purchase price of $7.5 million. The sale and issuance of the Units under the Purchase Agreement closed in two phases. The first phase was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million. The second phase was completed on September 11, 2002, pursuant to which the Company sold an aggregate of 1,052,742 Units for an aggregate purchase price of $4.35 million. Each Unit consists of one share of the Company's Series A redeemable convertible preferred stock (the "Series A Preferred") and a warrant to purchase one share of Common Stock (each a "Warrant," and, collectively, the "Warrants").

Dividends

        The holders of the Series A Preferred shall be entitled to receive cumulative dividends in preference to any dividend on the Common Stock, payable quarterly at the rate of 8% per annum, at the election of the holder either in cash or in shares of Series B redeemable convertible preferred stock (the "Series B Preferred" and, together with the Series A Preferred, the "Preferred Stock"). The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right.

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

Liquidation Preference

        In the event of any liquidation or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to Common Stock immediately prior thereto (the "Liquidation Preference"). After the payment of the Liquidation Preference to the holders of the Preferred Stock, the remaining assets shall be distributed ratably to the holders of the Common Stock. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

Voting Rights

        The holders of Preferred Stock are entitled to vote together with the Common Stock. Each share of Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Preferred Stock. In addition, consent of the holders of at least 75% of the then outstanding Preferred Stock shall be required for certain actions, including any action that amends the Company's charter documents so as to adversely affect the Preferred Stock.

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

Registration Rights

        Pursuant to the purchase agreement, within 55 days following the Initial Closing, the Company will use its best efforts to prepare and file a registration statement on Form S-3 (the "Registration Statement") for the resale of the shares of Common Stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the Warrants (the "Shares"), and use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the closing of the sale of the Initial Units.

        In the event that the Company shall fail to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), the Company shall pay as liquidated damages the amount of 1% per month of the aggregate purchase price for the Shares remaining to be sold pursuant to the Registration Statement. The Company caused the Registration Statement to be declared effective on November 1, 2002, and the holders of the Preferred Stock waived the right to receive liquidated damages resulting from the delayed date of effectiveness.

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

        The amount representing the Series A Preferred with total gross proceeds of $7.5 million was discounted by a total of $2.1 million including $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $239,000 representing issuance costs. The $1.3 million value of the warrants is subject to accretion over the 5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The discounted conversion price for each of the two closings is compared to the fair market value of the Company's common stock on June 26, 2002 (the date of issuance of the Series A preferred stock) and September 6, 2002 (the date of the shareholder vote approving the second closing) resulting in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of the Company's common stock and the discounted conversion price. The beneficial conversion feature of $585,000 is subject to accretion over the 5-year redemption period. Issuance costs of $239,000 were accounted for as a discount on the redeemable preferred stock and are also accreted over the 5-year redemption period.

        The net discounted value for the Series A Preferred of $5.5 million is recorded as a long term liability as of September 30, 2002 with the corresponding aggregate value of the warrants and the beneficial conversion feature of $1.9 million ($1.3 million plus $585,000) recorded as additional-paid-in-capital within equity.

        Deemed dividends were recorded by the Company for the three and six months ended September 30, 2002 totaling approximately $55,000 and $58,000 respectively in aggregate representing accretion of the discount resulting from the value of warrants, the value of the beneficial conversion feature and the issuance costs. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss attributable to common stockholders.

        Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were approximately $81,000 for the three months ended September 30, 2002 and $84,000 for the six months ended September 30, 2002. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss attributable to common stockholders.

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

NOTE 8.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations, Goodwill and Other Intangible Assets

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on April 1, 2002. The adoption of Statement No. 141 or 142 did not have a significant impact on the Company's financial position and results of operations.

        The following tables present net loss and loss per share attributable to common stockholders as reported and adjusted to exclude the amortization of goodwill and assembled workforce as if these items had not been amortized (in thousands except per share data).

	Three Months Ended September 30,				Six Months Ended September 30,
	2002		2001		2002		2001
	Net Loss	Loss per share	Net Loss	Loss per share	Net Loss	Loss per share	Net Loss	Loss per share
Net Loss per share attributable to common stockholders / Basic and diluted	$(3,137)	$(0.17)	$(4,629)	$(0.25)	$(6,608)	$(0.35)	$(11,079)	$(0.61)
Add back goodwill and assembled workforce amortization	—	—	19	—	—	—	45	—

Adjusted Net Loss per share attributable to common stockholders / Basic and diluted	$(3,137)	$(0.17)	$(4,610)	$(0.25)	$(6,608)	$(0.35)	$(11,034)	$(0.61)

Accounting for Costs Associated with Exit and Disposal Activities

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 ("EIFT 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The restructuring activities initiated by the Company in November 2001 and July 2002 have been accounted for under the provisions of EITF 94-3. The Company plans to adopt SFAS 146 January 1, 2003. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on the financial statements.

NOTE 9.    SUBSEQUENT EVENT

        On October 23, 2002, the Company obtained a modification to its Silicon Valley Bank loan agreement. This modification revised the Company's allowable Net Losses for covenant compliance. The Company has been in compliance with all loan covenants during the first six months of fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements are usually accompanied by words like "believe," "anticipate," "plan," "seek," "expect," "intend" and similar expressions. Our actual results could differ materially from those discussed by these forward-looking statements as a result of factors, which include, but are not limited to, those discussed under "Risk Factors" below. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

Overview

        Pharsight Corporation develops and markets products and services that help pharmaceutical and biotechnology companies improve their decision-making in drug development and commercialization. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between. We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers' development efforts and product portfolios.

Critical Accounting Policies and Estimates

        For critical accounting policies and estimates, refer to Pharsight's Annual Report on Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange commission on July 1, 2002.

Results of Operations

Three and Six Months Ended September 30, 2002 and 2001

Revenues

        Total revenues decreased 11% to $3.3 million in the three months ended September 30, 2002 from $3.7 in the three months ended September 30, 2001. For the first six months of fiscal 2003, total revenues increased 5% to $6.8 million from $6.5 million in the comparable period in fiscal 2002.

        License and renewal revenues increased 16% to $1.5 million in the three months ended September 30, 2002, from $1.3 million in the three months ended September 30, 2001. For the first six months of fiscal 2003, license and renewal revenues increased 31% to $3.0 million from $2.3 million in the comparable period in fiscal 2002. The quarter to quarter and six month increases were primarily due to increased sales of our Pharsight® Knowledgebase Server™ (PKS), which we began selling in July 2001, and a 36% increase in the quantity of licenses for our desktop software products sold. The increased quantity is primarily attributed to customers upgrading to and renewing our higher priced WinNonlin® Enterprise product from earlier versions. The average selling prices (ASP) of the desktop software licenses increased 13%, reflecting both a price increase and a shift towards our more expensive desktop software products.

        Services revenues decreased 25% to $1.8 million in the three months ended September 30, 2002, from $2.4 million in the three months ended September 30, 2001. For the first six months of fiscal 2003, services revenues decreased 9% to $3.8 million from $4.2 million in the comparable period in fiscal 2002. The decrease for the second quarter and first half of fiscal 2003 is primarily driven by the slowdown of services rendered under consulting agreements as some key pharmaceutical customers have reduced their spending budgets during these periods. We have seen services revenues continue to decline as a percentage of total revenues as our new versions of software products have become available, and the market for consulting services remains weak due to the economy.

Cost and Expenses

        Cost of License and Renewal Revenues.    Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial licenses and product updates provided for in our annual license agreements. Cost of license and renewal revenues decreased 72% to $173,000 in the three months ended September 30, 2002, from $621,000 in the three months ended September 30, 2001. For the first six months of fiscal 2003, cost of license and renewal revenues decreased 74% to $352,000 from $1.4 million in the comparable period in fiscal 2002. The decrease was due primarily to the elimination of information products spending in the first and second quarter of fiscal 2003. We began including our information product team's costs to convert data from contract providers into customer usable information as cost of license and renewal revenues in December 2000 when we began selling the product. We have incurred no costs from information products in fiscal year 2003. Cost of license and renewal revenues as a percentage of license and renewal revenues was 12% for the three months ended September 30, 2002, compared to 18%, excluding costs of information products, in the three months ended September 30, 2001. For the first six months of fiscal 2003, cost of license and renewal revenues was 12% compared to 16%, excluding costs of information products, in the comparable period in fiscal 2002. The overall margin improvement in both the three and six month periods as compared to the prior year are due to our revenue growth in PKS sales, which has resulted in a higher proportion of our license revenues attributable to sales of PKS, which has a significantly lower cost of license, specifically lower royalties.

        Cost of Services Revenues.    Cost of services revenues consists of salary and related expenses associated with the delivery of consulting and training projects. Cost of services revenues decreased 20% to $1.3 million in the three months ended September 30, 2002, from $1.6 million in the three months ended September 30, 2001. For the first six months of fiscal 2003, cost of services revenues decreased 15% to $2.8 million from $3.3 million in the comparable period in fiscal 2002. The decreases were due primarily to fewer consulting personnel in our strategic services group. The decrease in headcount over the prior year period is designed to enable us to better improve utilization while still preserving capacity to meet our customers' demands. Cost of services as a percentage of services revenues was 72% for the three months ended September 30, 2002, compared to 67% in the same period in 2001. For the first six months of fiscal 2003, cost of services as a percentage of services revenues decreased to 75% compared to 80% in the same period in fiscal 2002. Service margins declined in the second quarter of fiscal 2003 due to the 25% decline in services revenues, offset in large part by the 20% decline in cost of services revenues. The service margin increase during the first six months of fiscal 2003 resulted primarily from savings in cost of services revenues over the prior year due to the December 2001 and July 2002 restructuring actions, which outweighed the reduction in services revenues from period to period.

        Research and Development.    Research and development expenses decreased 48% to $900,000 in the three months ended September 30, 2002, from $1.7 million in the three months ended September 30, 2001. For the first six months of fiscal 2003, research and development expenses decreased 37% to $2.4 million from $3.7 million in the comparable period in fiscal 2002. Of the twenty people affected by our November 2001 restructuring actions, five were in the Research and Development organization. In addition, nine of the eighteen people effected by our July 2002 restructuring actions were in the Research and Development organization. These restructuring actions did not impact the resources assigned to develop and support our current and future Pharsight® Knowledgebase Server™, WinNonlin®, WinNonMix® and Trial Simulator™ product families. Our restructuring actions reduced resources in areas such as the management and development of our

Information Products program. Research and development expenses as a percentage of revenues were 27% for the three months ended September 30, 2002, compared to 47% in the comparable period in 2001. For the first six months of fiscal 2003 research and development expenses as a percentage of total revenues was 35% compared to 58% in the same period in fiscal 2002. We believe research and development expenses will decline in absolute spending in fiscal 2003 as compared to fiscal 2002, based on the restructuring actions we have taken.

        Sales and Marketing.    Sales and marketing expenses decreased 19% to $1.7 million in the three months ended September 30, 2002, from $2.1 million in the three months ended September 30, 2001. For the first six months of fiscal 2003, sales and marketing expenses decreased 26% to $3.4 million from $4.5 million in the comparable period in fiscal 2002. The decrease in sales and marketing expenses is related primarily to a decrease in the number of direct sales personnel and a reduction in corporate marketing spending. Sales and marketing expenses as a percentage of total revenues were 52% for the three months ended September 30, 2002, compared to 58% in the three months ended September 30, 2001. For the first six months of fiscal 2003, sales and marketing expenses as a percentage of total revenues was 50% compared to 70% in the same period in fiscal 2002. We estimate our sales and marketing expenses will grow in absolute dollars in future periods as we continue our efforts to increase productivity related to changes in sales and marketing management and a more focused sales process.

        General and Administrative.    General and administrative expenses decreased 2% to $1.4 million in the three months ended September 30, 2002, from $1.5 million in the three months ended September 30, 2001. For the first six months of fiscal 2003, general and administrative expenses increased 3% to $3.0 million from $2.9 million in the comparable period in fiscal 2002. The decrease during the three month period ended September 30, 2002 resulted from reduced staff associated with the restructuring actions taken in November 2001 and July 2002. The increase during the first six months of fiscal 2003 as compared to the same period in fiscal 2002 is due to higher insurance and other outside professional fees, as well as the cost to enhance our internal management systems infrastructure, offset in part by cost reductions resulting from our restructuring actions. General and administrative expenses as a percentage of total revenues were 43% for the three months ended September 30, 2002, compared to 39% in the quarter ended September 30, 2001. For the first six months of fiscal 2003, general and administrative expenses as a percentage of total revenues were 44% compared to 45% in the same period in fiscal 2002.

        Deferred Stock Compensation.    During the three months ended September 30, 2002 and 2001, we recorded amortization of deferred compensation of $371,000, and $793,000, respectively. For the six month period ended September 30, 2002 and 2001, we recorded $828,000 and $1.8 million, respectively. The deferred compensation expenses recorded in each period represent the difference between the exercise price of stock options granted and the then deemed fair value of our common stock.

        Restructuring Charges.    During the three months ended December 31, 2001, we implemented a restructuring program to better align operating expenses with anticipated revenues (December 2001 Restructuring Plan). Our December 2001 Restructuring Plan reduced resources in non-core areas such as our Information Products. We recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs. The restructuring program resulted in the reduction in force across all company functions of approximately 14%, or 20 employees. As of December 31, 2001, all 20 employees had been terminated as a result of the program. The restructuring actions did not impact the resources assigned to develop or support our current and future PKS, WinNonlin®, WinNonMix® and Trial Simulator™ product families. At September 30, 2002, we had $120,000 of accrued restructuring costs primarily related to monthly lease expenses for two facilities that were exited in 2001. We estimate that the restructuring program will save the Company approximately $4.5 million of expenses on an annualized basis.

        In July 2002, we announced that we were taking additional actions intended to help further reduce operating expenses across all non-core functional areas (July 2002 Restructuring Plan). The July 2002 Restructuring Plan included a total reduction of 18 employees. As of September 30, 2002 all but three of these staff have been terminated. The three remaining staff are scheduled for termination in December of 2002 and March of 2003. We expect that once completed the restructuring actions, including employee terminations, will result in a reduction in annualized operating expenses of $2.5 to $3.0 million. We have recorded $324,000 in restructuring charges during the quarter ended September 30, 2002. At September 30, 2002, we had $157,000 of remaining accrued restructuring costs related to employee termination costs to be paid out in the third and fourth quarter of fiscal 2003.

        Other Income (Expense).    Interest income and other, net, decreased to $3,000 in the three months ended September 30, 2002, from $117,000 in the three months ended September 30, 2001. For the first six months of fiscal 2003, interest income and other, net, decreased to $18,000 from $329,000 in the comparable period in fiscal 2002. This decrease occurred from lower interest income resulting from a lower average balance of cash and short-term investments and lower interest rates. Interest expense increased to $92,000 in the three months ended September 30, 2002, from $48,000 in the three months ended September 30, 2001. For the first six months of fiscal 2003, interest expense increased to $186,000 from $93,000 in the comparable period in fiscal 2002. Substantially all of the increases were a result of interest paid on notes payable to Silicon Valley Bank which were outstanding for the entire three and six month periods during fiscal 2003. Borrowings under the Silicon Valley Bank credit facility were initially drawn during the second quarter of fiscal 2002 resulting in substantially lower interest expense during fiscal 2002.

Liquidity and Capital Resources

        As of September 30, 2002, we had $13.4 million in cash, cash equivalents and short-term investments, a decrease of $71,000 from cash, cash equivalents and short-term investments held as of March 31, 2002. As of September 30, 2002, there was an aggregate of $4.3 million in borrowings under our borrowing arrangements and credit facilities. During the first two quarters of fiscal 2003, the Company increased its borrowings by $750,000 and re-paid this amount in full. The net decrease in borrowings during the six month period resulted from scheduled repayments of principal under our term loan with Silicon Valley Bank. Our working capital, defined as current assets less current liabilities, at September 30, 2002, was $8.4 million, an increase of $1.6 million from $6.8 million at March 31, 2002. The increase in working capital is attributable to cash proceeds from the issuance of Series A redeemable convertible preferred stock and warrants, decreased operational spending resulting from our restructuring actions, offset by a higher than average accounts receivable balance at quarter end due primarily to several significant PKS sales made during the quarter, and by cash used to fund operations.

        In June 2002 and September 2002, we sold an aggregate of 1,814,662 shares of Series A preferred stock and warrants to purchase 1,814,662 shares of our common stock to investors affiliated with The Sprout Group and Alloy Ventures. Dr. Chambon, one of our directors, is affiliated with the Sprout Group, and two of our directors, Mr. Sanders and Dr. Kelly, are affiliated with Alloy Ventures. Gross proceeds from these transactions were approximately $7.5 million. The purchase price was arrived at through negotiations with the investors and was determined as four times the closing price of our common stock at the date of the signing of the agreement for each share of Series A preferred stock, and $0.125 per share subject to the warrants.

        The Series A preferred stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the Preferred Stock stockholders. The Series A preferred stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Series A preferred stock is convertible into four shares of Common Stock at the election of such holder or upon the occurrence of certain other events. The Series A preferred stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B preferred stock. The Series B preferred stock has identical rights, preferences and privileges to the Series A preferred stock except that the Series B preferred stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During the six months ended September 30, 2002, we paid $45,000 in dividends to the Series A preferred stockholders and we have recorded an additional $39,000 in accrued dividends payable as of September 30, 2002. The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15. In connection with the transaction, we registered the common stock issuable upon conversion of the preferred stock and exercise of the warrants, and are required to keep the registration statement effective or to pay liquidated damages in the amount of 1% of the purchase price per month in the event that we fail to keep the registration statement effective, subject to limited exceptions.

        Net cash used in operating activities for the six months ended September 30, 2002 was $6.7 million and primarily reflects our net loss for the period, partially offset by $828,000 of non-cash charges related to deferred stock compensation and $777,000 of non-cash charges related to depreciation and amortization, as well as $1.3 million of deferred revenue. The remainder of cash used in operating activities were attributable to net changes in operating assets and liabilities.

        Net cash provided by investing activities was $2.9 million for the six months ended September 30, 2002. Cash provided by investing activities primarily resulted from the maturities of short-term investments, offset in part by the purchase of $96,000 of fixed assets.

        Net cash provided by financing activities was $6.7 million for the six months ended September 30, 2002. Cash from financing activities was provided primarily as a result of proceeds from the issuance of Series A redeemable convertible preferred stock and warrants and issuance of common stock upon the exercise of stock options. Decreasing this amount were principal payments on capital leases and the term loan with Silicon Valley Bank and dividends paid to the preferred stockholders.

        In June 2002, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year. As of September 30, 2002, we had up to $7.5 million available under three different facilities. The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a secured term loan. The revolving credit facilities expire in June 2003. The secured term loan principal is payable over forty-eight months, beginning in July 2002. As of September 30, 2002, we had $1.0 million and $3.3 million borrowed from our revolving credit facilities and its secured term loan, respectively. All three facilities are secured by certain of our assets, excluding intellectual property.

        We are required to meet certain financial covenants on a quarterly basis including: quick ratio greater than 1.0, remaining months liquidity of at least 6 months, liquidity of at least two times the term loan advance, and annual net losses within 20% of our plan, measured at specific quarterly amounts. On October 23, 2002, we obtained a modification to our Silicon Valley Bank loan agreement. This modification revised our allowable Net Losses for the second half of fiscal 2003. We are in compliance with each of these covenants as of September 30, 2002.

        The following table depicts contractual obligations of the Company as of September 30, 2002:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	2-3 Years	4-5 Years
Notes payable	$4,281	$875	$1,750	$656
Capital lease obligations	$687	$597	$90	$—
Operating leases*	$1,979	$1,600	$349	$30

Total contractual cash obligations	$6,947	$3,072	$2,189	$686

*
Net of $116,000 in restructuring vacated facilities expenditures and $13,000 in sublease income for the period October 1, 2002 through September 30, 2003.

        We currently anticipate that our current cash, cash equivalents, investments and available credit facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the next 12 months. We are managing our business to achieve positive cash flow, utilizing existing assets. During 2002, our commitments and liabilities decreased significantly due to our restructuring actions. In addition, we reduced ongoing operating expenses by minimizing purchases of other services and making workforce reductions. We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to align our revenues and reduce expenses.

        There can be no assurance, however, that we will realize our goal with respect to achieving positive cash flow at the current level of resources. We may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

Recent Accounting Pronouncements

Accounting for Business Combinations, Goodwill and Other Intangible Assets

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

Accounting for Costs Associated with Exit and Disposal Activities

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to

Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The restructuring activities initiated by us in November 2001 and July 2002 have been accounted for under the provisions of EITF 94-3. We plan to adopt SFAS 146 January1, 2003. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position or results of operation.

RISK FACTORS

        This offering involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this prospectus before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

Business Risks

        We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

        We commenced our operations in April 1995 and have incurred net losses since that time. As of September 30, 2002, we had an accumulated deficit of $72.6 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve profitability and/or positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

        We may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtness.

Our quarterly operating results may fluctuate significantly and may fail to meet the expectations of investors.

        We expect our quarterly operating results may fluctuate in the future, and may vary from investors' expectations, depending on a number of factors described below and elsewhere in this "Business Risks" section, including:

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

        We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of our investors.

We have engaged in restructuring actions in order to reduce our operating expenses. These actions may not be sufficient to reduce our operating expenses to the level that we need to achieve, and so we may need to engage in additional restructuring actions until we reach profitability.

        In November 2001, we announced that we were taking actions intended to reduce our expenses by approximately $5.0 million, on an annualized basis. Our current estimate for the November 2001 restructuring is a reduction of approximately $4.5 million on an annualized basis. In July 2002, we announced that we were taking further actions intended to reduce our expenses by an additional $2.5 to $3.0 million on an annualized basis. Our restructuring actions were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While restructuring actions have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. As of September 30, 2002, we had working capital of $8.4 million. During the twelve-months ended September 30, 2002, we used cash for operating activities of $10.0 million. We cannot assure you that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth, reduce costs as we anticipated from the restructurings, and continue to develop successful product and services offerings could prevent us from successfully achieving breakeven operations and result in additional restructuring actions as well as possibly require us to raise additional funds that may not be available on commercially reasonable terms or at all.

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

        We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2002, sales to our top customer accounted for 20% of our revenue and sales to our top five customers accounted for 49% of our revenue. In fiscal 2001, sales to our top two customers collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue. For the six months ended September 30, 2002, sales to our top customer accounted for 21% of our revenue and sales to our top five customers accounted for 56% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

        Our services agreements can be canceled upon prior notice by our customers. Additionally, due to the nature of our services engagements, customers sometimes delay projects because of timing of the clinical trials and the need for data and information that prevent us from proceeding with our projects. During the past year we have experienced a significant decrease in the utilization of our consulting services as a result of reduced by large pharmaceutical customers. These delays and contract cancellations cannot be predicted with accuracy and we cannot assure you that we will be able to replace any delayed or canceled contracts with the customer or other customers. If we are unable to replace those contracts, our revenues and results of operations would be adversely affected.

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

        In addition, several members of our management team have recently assumed new positions, including:

  •
  Michael S. Perry, who joined the Company as President and Chief Executive Officer in February 2002;

  •
  Shawn M. O'Connor, who joined the Company as Senior Vice President and Chief Financial Officer in September 2002;

  •
  Mona Cross Sowiski, who joined the Company as Senior Vice President of Consulting Services in July 2002;

  •
  Mark R. Robillard, who joined the Company as Vice President, Global Sales, in October 2001, and was named Senior Vice President, PKS Business Unit in July 2002; and

  •
  Michael J. Schwartz, who previously served as the Company's Vice President, Marketing, was named Senior Vice President, Strategic Development in July 2002.

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

        We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 36% of our total revenues for the year ending March 31, 2002. As of September 30, 2002, we have a total of nine employees based outside the United States that market and sell our products and services. In addition, we may in the future open offices in other countries. The expansion of our existing international operations and entry into additional international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations or the expansion of our operations to other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our operations in the United States and Europe also expose us to the following general risks associated with international operations:

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

        Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to changes in available resources, spending priorities, internal budgetary policies and the availability of grants from government agencies. Our business has recently been, and could continue to be, harmed by any significant decrease in research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

Risks Related to Our Stock

Our common stock was delisted from the Nasdaq National Market, which seriously impairs the liquidity of our common stock.

        Our common stock is no longer listed on the Nasdaq National Market, which seriously impairs the liquidity of our common stock and limits our potential to raise future capital through the sale of our common stock.

Because the holders of Series A Preferred Stock have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

        The holders of our Series A Preferred Stock are entities affiliated with The Sprout Group and Alloy Ventures. As of September 11, 2002, the entities affiliated with The Sprout Group beneficially owned approximately 27% of our common stock and the entities affiliated with Alloy Ventures beneficially owned approximately 33% of our common stock. If these stockholders choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2002 have not changed significantly.

ITEM 4.    CONTROLS AND PROCEDURES

        As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Dr. Michael Perry, and our Chief Financial Officer, Shawn O'Connor, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Dr. Perry and Mr. O'Connor, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Not Applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 26, 2002 and September 11, 2002, the Company completed private placements of its securities to certain entities affiliated with Alloy Ventures, Inc. and the Sprout Group, both of which are existing stockholders of the Company, pursuant to a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company agreed to sell up to an aggregate of 1,814,662 units (each a "Unit," and collectively the "Units"). Each Unit consists of one share of the Company's Series A redeemable convertible preferred stock (the "Series A Preferred") and a warrant to purchase one share of the Company's common stock. The purchase price for each Unit is $4.133, which is the sum of $4.008 (four times the underlying average closing price for the Company's common stock over the five trading days prior to the Initial Closing (i.e., $1.002)) and $0.125 for each share of Series A Preferred and warrant, respectively.

        The sale and issuance of the Units under the Purchase Agreement was structured to close in two phases. The first phase (the "Initial Closing") was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million in cash. The net cash proceeds of the offering, after expenses, were approximately $3.0 million. The second phase (the "Second Closing") was completed on September 11, 2002, pursuant to which the Company sold an aggregate of 1,052,742 Units for an aggregate purchase price of $4.35 million in cash. The net cash proceeds of the offering, after expenses, were approximately $4.26 million. The Company intends to use the proceeds for general corporate purposes, including working capital to fund operations and ongoing research and development projects. The sale and issuance in connection with each of the Initial Closing and the Second Closing was made to accredited investors and was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In the Second Closing, which occurred on September 11, 2002 was subject to stockholder approval which was obtained on September 6, 2002.

        The Series A Preferred is redeemable at any time after five years from the date of issuance upon the affirmative vote of at least 75% of the holders of Series A Preferred, at a price of $4.008 per share plus any unpaid. Each share of Series A Preferred is convertible into four shares of the Company's common stock at the election of the holder or upon the occurrence of certain other events. The holders of Series A Preferred are entitled to receive, but only out of legally available funds, quarterly cumulative dividends at the rate of 8% per year commencing in September 2002, which are payable in cash or shares of Series B redeemable convertible preferred stock (the "Series B Preferred"), at the election of the holder. The terms of the Series B Preferred are identical to the Series A Preferred, except that the Series B Preferred is not entitled to receive the 8% dividends. In the event of any liquidation or winding up of the Company, the holders of the Series A Preferred and Series B Preferred shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to Common Stock immediately prior thereto (the "Liquidation Preference"). After the payment of the Liquidation Preference to the holders of Preferred Stock, the remaining assets shall be distributed ratably to the holders of the Common Stock. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation will be deemed to be a liquidation.

        The holders of Series A Preferred and Series B Preferred are entitled to vote together with the Common Stock. Each share of Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Preferred Stock. In addition, consent of the holders of at least 75% of the then outstanding Preferred Stock shall be required for certain actions, including any action that amends the Company's charter documents so as to adversely affect the Preferred Stock.

        The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15 per share.

        Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-3 for the resale of the shares of Common Stock issuable to the investors upon conversion of the shares of Preferred Stock and exercise of the warrants. The registration statement became effective on November 1, 2002.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

        Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5.    OTHER INFORMATION

        On November 8, 2002, the Company's common stock ceased to trade on the Nasdaq National Market as a result of the failure of the common stock to maintain a minimum price per share. The Company's common stock is currently traded on the over-the-counter market.

        Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company's Audit Committee to be performed by Ernst & Young, the company's external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. Following the quarterly period covered by this filing, the Audit Committee approved new or recurring engagements of Ernst & Young for the following non-audit services: (1) services rendered in connection with the preparation of the Company's tax returns; and (2) other services regarding tax compliance.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  EXHIBITS.

        The following exhibits are filed with this report:

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.34	Employment Letter, dated August 16, 2002, between Company and John Wehrli.
10.35	Employment Letter, dated August 16, 2002, between Company and Charles Faas.
10.36	Employment Letter, dated August 19, 2002, between Company and Robert Powell.
10.37	Employment Letter, dated August 20, 2002, between Company and Arthur Reidel.
10.38	Employment Letter, dated September 4, 2002, between Company and Shawn O'Connor.
10.39	Employment Letter, dated September 27, 2002, between Company and Daniel Weiner.
10.40	Loan Modification Agreement, dated as of October 23, 2002, by and between Pharsight Corporation and Silicon Valley Bank.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)
Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission No. 000-31253) for the fiscal year ended March 31, 2002, and incorporated herein by reference.

(2)
Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

(b)
REPORTS ON FORM 8-K.

          On July 8, 2002, the Company filed a Current Report on Form 8-K under "Item 5 Other Events" announcing the first closing of its sale of units consisting of Series A Preferred Stock and common stock warrants. On September 20, 2002, the Company filed a Current Report on Form 8-K under "Item 1. Change of Control of Registrant" announcing the second closing of its sale of units consisting of Series A Preferred Stock and common stock warrants.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION
Date: November 14, 2002	By:	/s/ CHARLES K. FAAS Charles K. Faas Vice President, Finance and Chief Accounting Officer (Duly Authorized Officer)

CERTIFICATION

I, Michael S. Perry, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Pharsight Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002

/s/ MICHAEL S. PERRY Michael S. Perry President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Shawn M. O'Connor, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Pharsight Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (d)  designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (e)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (f)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (c)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002

/s/ SHAWN M. O'CONNOR Shawn M. O'Connor Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.34	Employment Letter, dated August 16, 2002, between Company and John Wehrli.
10.35	Employment Letter, dated August 16, 2002, between Company and Charles Faas.
10.36	Employment Letter, dated August 19, 2002, between Company and Robert Powell.
10.37	Employment Letter, dated August 20, 2002, between Company and Arthur Reidel.
10.38	Employment Letter, dated September 4, 2002, between Company and Shawn O'Connor.
10.39	Employment Letter, dated September 27, 2002, between Company and Daniel Weiner.
10.40	Loan Modification Agreement, dated as of October 23, 2002, by and between Pharsight Corporation and Silicon Valley Bank.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)
Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission No. 000-31253) for the fiscal year ended March 31, 2002, and incorporated herein by reference.

(2)
Filed as the like-numbered exhibit to our Registration Statement on Form S-1 (Registration No. 333-34896), originally filed on April 17, 2000, as amended, and incorporated herein by reference.

QuickLinks

PHARSIGHT CORPORATION FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PHARSIGHT CORPORATION CONDENSED BALANCE SHEETS (In thousands, except par value amounts)
PHARSIGHT CORPORATION CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
PHARSIGHT CORPORATION CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
PHARSIGHT CORPORATION NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX