Form 10-Q
period 2002-12-31
PHARSIGHT CORP
filed 2003-02-13
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2002

or

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

                                YES         ☒                            NO          ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES         ☐                            NO          ☒

As of January 31, 2003, there were 18,890,200 outstanding shares of the Registrant’s common stock, $0.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2002	March 31, 2002
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$11,568	$10,498
Short-term investments	—	2,994
Accounts receivable, net	3,422	2,629
Recognized income not yet billed	33	160
Prepaids and other current assets	808	616

Total current assets	15,831	16,897

Property and equipment, net	1,612	2,708
Other assets	449	349

Total assets	$17,892	$19,954

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$518	$664
Accrued expenses	1,325	1,854
Accrued compensation	855	1,830
Accrued dividends	184	—
Deferred revenue	4,969	3,412
Current portion of notes payable	1,875	1,656
Current obligations under capital leases	424	660

Total current liabilities	10,150	10,076

Obligations under capital leases	73	350
Notes payable	2,188	2,844

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200 (2,000 designated as Series A and 1,200 designated as Series B) at December 31, and none at March 31, 2002
Issued and outstanding shares—1,815 (all designated as Series A) at December 31, and none at March 31, 2002	5,520	—

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value Authorized shares—1,800 at December 31, and 5,000 at March 31, 2002; Issued and outstanding shares—none at December 31, and March 31, 2002	—	—
Common stock, $0.001 par value Authorized shares—120,000 at December 31, and March 31, 2002; Issued and outstanding shares—18,890 at December 31, and 18,759 at March 31, 2002	19	19
Additional paid-in capital	76,207	74,754
Deferred stock compensation	(595)	(1,813)
Accumulated other comprehensive loss	—	(1)
Notes receivable from stockholder	—	(96)
Accumulated deficit	(75,670)	(66,179)

Total stockholders’ equity (deficit)	(39)	6,684

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$17,892	$19,954

(1) Derived from the Company’s audited financial statements as of March 31, 2002.

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001

Revenues:
License and renewal	$1,652	$1,328	$4,654	$3,628
Services	1,977	2,692	5,749	6,852

Total revenues	3,629	4,020	10,403	10,480

Costs and expenses:
License and renewal (1)	144	315	496	1,676
Services (2)	1,415	1,539	4,251	4,865
Research and development (3)	931	1,399	3,296	5,139
Sales and marketing (4)	1,967	2,185	5,339	6,731
General and administrative (5)	1,531	1,684	4,526	4,589
Amortization of deferred stock compensation	291	654	1,119	2,455
Restructuring costs	304	676	628	676
Amortization of intangible assets	—	29	—	125
Total costs and expenses	6,583	8,481	19,655	26,256

Loss from operations	(2,954)	(4,461)	(9,252)	(15,776)

Other income (expense):
Interest expense	(81)	(67)	(267)	(160)
Interest income and other, net	10	71	28	400

Net loss	(3,025)	(4,457)	(9,491)	(15,536)

Preferred stock dividend	(145)	—	(229)	—
Deemed dividend to preferred stockholders	(93)	—	(151)	—
Net loss attributable to common stockholders	$(3,263)	$(4,457)	$(9,871)	$(15,536)

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.24)	$(0.53)	$(0.85)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	18,834	18,495	18,765	18,349

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (continued)

(In thousands)

(Unaudited)

The following table shows amortization of deferred stock compensation excluded from certain costs and expenses on the Condensed Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001

(1)License and renewal	$18	$43	$70	$156
(2)Services	1	39	9	202
(3)Research and development	16	59	71	247
(4)Sales and marketing	62	156	242	562
(5)General and administrative	194	357	727	1,288
Total	$291	$654	$1,119	$2,455

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2001

Operating activities
Net loss	$(9,491)	$(15,536)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred stock compensation	1,119	2,455
Depreciation	1,229	1,172
Amortization	—	126
Write-off of fixed assets	12	81
Issuance of options in exchange of services	8	20
Compensation expense related to accelerated vesting of options	—	35
Changes in operating assets and liabilities:
Accounts receivable	(793)	(736)
Recognized income not yet billed	127	(82)
Prepaids and other assets	(292)	438
Accounts payable	(146)	(112)
Accrued expenses	(529)	669
Accrued compensation	(975)	587
Deferred revenue	1,557	1,528
Accrued interest and other	—	49
Net cash used in operating activities	(8,174)	(9,306)

Investing activities
Purchases of property and equipment	(145)	(1,289)
Purchases of short-term investments	—	(5,990)
Maturities of short-term investments	2,995	9,948
Net cash provided by investing activities	2,850	2,669

Financing activities
Proceeds from notes payable	750	3,000
Principal payments on notes payable	(1,187)	(75)
Principal payments on capital lease obligations	(513)	(447)
Proceeds from the issuance of common stock	55	237
Payments made on notes receivable from stockholders	96	—
Net proceeds from the issuance of redeemable convertible preferred stock	7,238	—
Dividend paid to preferred stockholders	(45)	—
Net cash provided by financing activities	6,394	2,715

Net increase (decrease) in cash and cash equivalents	1,070	(3,922)
Cash and cash equivalents at the beginning of the period	10,498	15,414
Cash and cash equivalents at the end of the period	$11,568	$11,492

Supplemental disclosures of non cash activities

Discount on redeemable convertible preferred stock	$(1,869)	$—
Deemed dividend to preferred stockholders	$151	$—
Accrued preferred stock dividend	$184	$—
Reversal of deferred stock compensation upon cancellation of unvested options	$(99)	$(362)

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003, or for any other future period.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on April 1, 2002.  The adoption of Statement No. 141 or 142 did not have a significant impact on the Company’s financial position and results of operations.

 The following tables present net loss and loss per share attributable to common stockholders as reported and adjusted to exclude the amortization of goodwill and assembled workforce as if these items had not been amortized (in thousands except per share data).

	Three Months Ended December 31,				Nine Months Ended December 31,
	2002		2001		2002		2001
	Net Loss	Loss per share	Net Loss	Loss per share	Net Loss	Loss per share	Net Loss	Loss per share
Net Loss attributable to common stockholders / Basic and diluted	$(3,263)	$(0.17)	$(4,457)	$(0.24)	$(9,871)	$(0.53)	$(15,536)	$(0.84)

Add back goodwill and assembled workforce amortization	—	—	19	—	—	—	64	—

Adjusted Net Loss attributable to common stockholders / Basic and diluted	$(3,263)	$(0.17)	$(4,438)	$(0.24)	$(9,871)	$(0.53)	$(15,472)	$(0.84)

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 (“EIFT 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered.   The restructuring activities initiated by the Company in November 2001, July 2002 and November 2002 have been accounted for under the provisions of EITF 94-3.  The Company plans to adopt SFAS 146 on January 1, 2003.  The Company does not believe that the adoption of SFAS No. 146 will have a material impact on the financial statements.

Accounting for Stock-Based Compensation-Transition and Disclosure

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of Statement 148 is not expected to materially impact the Company’s financial statements.

Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).”  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002.  In addition, the Company is required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company does not believe FIN 45 will have a material effect on the Company’s operations, financial position or cash flows.

NOTE 3.  NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is computed using the weighted-average number of vested (i.e. not subject to a right of repurchase) outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and, when dilutive, weighted average number of unvested common stock outstanding, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible preferred stock using the as-if-converted basis. All potential common shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive due to the net loss in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net loss attributable to common stockholders	$(3,263)	$(4,457)	$(9,871)	$(15,536)
Weighted average common shares outstanding	18,869	18,611	18,815	18,507
Less weighted average common shares subject to repurchase	(35)	(116)	(50)	(158)
Shares used to compute basic and diluted net loss per share	18,834	18,495	18,765	18,349
Basic and diluted net loss per common share	$(0.17)	$(0.24)	$(0.53)	$(0.85)

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

The Company’s component of comprehensive income (loss) consists solely of unrealized gain and losses on available for sale investments. The unrealized gains and losses have been insignificant for the three and nine months ended December 31, 2002 and 2001, and consequently, net loss approximates total comprehensive net loss.

NOTE 5.   RESTRUCTURING CHARGE

During the three months ended December 31, 2001, the Company implemented a restructuring program to better align operating expenses with anticipated revenues (the “December 2001 Restructuring Plan”).  The December 2001 Restructuring Plan reduced resources in non-core areas, such as the Company’s information products, resulting in a reduction of force across all company functions of approximately 14%, or 20 employees.  The Company recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs.  As of December 31, 2001, all 20 employees had been terminated as a result of the program.  At December 31, 2002, the Company had $56,000 of accrued restructuring costs primarily related to monthly lease expenses for two facilities that were exited in fiscal year 2002.  The restructuring accrual is included within Accrued expenses in the balance sheets.

During the nine months ended December 31, 2002, the Company announced that it was taking two additional actions intended to help further reduce operating expenses across all non-core functional areas.  These actions were initiated in July 2002 (the “July 2002 Restructuring Plan”) and November 2002 (the “November 2002 Restructuring Plan”).  The July 2002 Restructuring Plan included a total reduction of 18 employees.  As of September 30, 2002, all 18 employees had been notified of termination and all but three of these employees have been terminated as of December 31, 2002.  The three employees remaining from the July 2002 Restructuring Plan are scheduled for termination in the fourth quarter of fiscal 2003.  The November 2002 Restructuring Plan included a total reduction in force of 19 employees and the closure of three remote office locations.  As of December 31, 2002, 18 of the employees had been terminated with the remaining employee terminated in January 2003.  The Company has recorded $324,000 in restructuring charges during the quarter ended September 30, 2002 and $364,000 during the quarter ended December 31, 2002 representing employee severance costs and facility exit costs.  At December 31, 2002, the Company had $97,000 and $192,000 of remaining accrued restructuring costs associated with the July 2002 Restructuring Plan and the November 2002 Restructuring Plan, respectively.  The accrued costs are related to employee severance to be paid out in the fourth quarter of fiscal 2003 and monthly lease expenses for the three vacated facilities to be paid out in the fourth quarter of fiscal 2003 and first quarter of fiscal 2004.  The restructuring accrual is included within Accrued expenses in the balance sheets.

During the third quarter of fiscal 2003, the Company recorded a decrease of $60,000 to the July 2002 Restructuring Plan accrual balance, as the actual amounts paid for such changes were lower than originally estimated

The following table depicts the restructuring charges during the nine months ended December 31, 2002 (in thousands):

			Expenditures
Category	Balance at March 31, 2002	Additions	Cash	Non Cash	Balance at December 31, 2002
December 2001 Restructuring
Vacated facilities	$243	$—	$(191)	$—	$52
Other costs	6	—	—	(2)	4

July 2002 Restructuring
Employment related	—	324	(167)	(60)	97

November 2002 Restructuring
Employment related	—	293	(158)	—	135
Vacated facilities	—	71	(6)	(8)	57

Total	$249	$688	$(522)	$(70)	$345

NOTE 6. NOTES PAYABLE

In June 2002, the Company extended its secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of December 31, 2002, the Company had up to $7.5 million available under three different facilities.  The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a secured term loan. The revolving credit facilities expire and are up for renewal in June 2003.  The secured term loan principal is payable over forty-eight months, beginning in July 2002.  As of December 31, 2002, the Company had $1.0 million and $3.1 million borrowed from its revolving credit facilities and its secured term loan, respectively.  Certain of the Company’s assets, excluding intellectual property, secure all three facilities.

The Company is required to meet certain financial covenants on a quarterly basis including: quick ratio greater than 1.0, remaining months liquidity of at least 6 months, liquidity of at least two times the secured term loan advance, and annual net losses within 20% of the Company's plan, measured at specific quarterly amounts.  In October 2002, the Company obtained a modification to its Silicon Valley Bank loan agreement revising the Company’s specified allowable net losses for covenant compliance.  The Company is in compliance with all covenants as of December 31, 2002.

NOTE 7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock and Common Stock Warrants

On June 26, 2002 and September 11, 2002, the Company completed a private placement of 1,814,662 units (each a “Unit,” and, collectively, the “Units”) for an aggregate purchase price of $7.5 million.  The sale and issuance of the Units were made pursuant to a Preferred Stock and Warrant Purchase Agreement  (the “Purchase Agreement”) and closed in two phases. The first phase was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million. The second phase was completed on September 11, 2002, pursuant to which the Company sold an aggregate of 1,052,742 Units for an aggregate purchase price of $4.35 million.   Each Unit consists of one share of the Company’s Series A redeemable convertible preferred stock  (the “Series A Preferred”) and a warrant to purchase one share of common stock (each a “Warrant,” and, collectively, the “Warrants”).

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

Liquidation Preference

In the event of any liquidation or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of the Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock.  A merger, acquisition, sale of voting control of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of the assets of the Company, shall be deemed to be a liquidation.

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

Registration Rights

Pursuant to the Purchase Agreement, within 55 days following the initial closing, the Company agreed to use its best efforts to prepare and file a registration statement on Form S-3 (the “Registration Statement”) for the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the Warrants (the “Shares”), and to use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the initial closing.

In the event that the Company shall fail to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), the Company shall pay to the holders of Preferred Stock as liquidated damages the amount of 1% per month of the aggregate purchase price for the Shares remaining to be sold pursuant to the Registration Statement.  The Company caused the Registration Statement to be declared effective on October 31, 2002.  The holders of the Preferred Stock waived the right to receive liquidated damages resulting from the delayed date of effectiveness through November 30, 2002.

The Company has not filed a registration statement covering shares of Series B preferred stock to be issued as a dividend with respect to the Series A Preferred Stock, and therefore, the holders of Preferred Stock had accrued liquidated damages since November 30, 2002. In February 2003, the holders of the Preferred Stock waived the right to receive the foregoing liquidated damages.

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

Summary of Certain Preferred Stock and Warrant Accounting

Due to the nature of the redemption features of the Series A Preferred, the Company excluded the Series A Preferred from stockholders’ equity in its financial statements.

The amount representing the Series A Preferred with total gross proceeds of $7.5 million was discounted by a total of $2.1 million, including $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $262,000 representing issuance costs.  The $1.3 million value of the Warrants is subject to accretion over the 5-year redemption period. After reducing the proceeds by the value of the Warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. The discounted conversion price for each of the two closings is compared to the fair market value of the Company’s common stock on June 26, 2002 (the date of issuance of the Series A Preferred) and September 6, 2002 (the date of the shareholder vote approving the second closing) resulting in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of the Company’s common stock and the discounted conversion price.  The beneficial conversion feature of $585,000 is subject to accretion over the 5-year redemption period.  Issuance costs of $262,000 were accounted for as a discount on the redeemable Preferred Stock and are also subject to accretion over the 5-year redemption period.

The net discounted value for the Series A Preferred of $5.5 million is recorded as a long-term liability as of December 31, 2002 with the corresponding aggregate value of the Warrants and the beneficial conversion feature of $1.9 million ($1.3 million plus $585,000) recorded as additional-paid-in-capital within equity.

Deemed dividends were recorded by the Company for the three and nine months ended December 31, 2002 totaling approximately $93,000 and $151,000, respectively, in aggregate representing accretion of the discount resulting from the value of Warrants, the value of the beneficial conversion feature and the issuance costs.  The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss attributable to common stockholders.

Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were approximately $145,000 for the three months ended December 31, 2002 and $229,000 for the nine months ended December 31, 2002.  The dividends were charged against additional-paid-in-capital and included in the calculation of net loss attributable to common stockholders.

NOTE 8. CONTINGENCIES

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

NOTE 9. WARRANTIES

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation.  The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract.  In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product.  The Company has not provided for a warranty accrual as of December 31, 2002 or March 31, 2002.  To date, the Company’s product warranty expense has not been significant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                                CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.  This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements are usually accompanied by words like “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. Our actual results could differ materially from those discussed by these forward-looking statements as a result of factors, which include, but are not limited to, those discussed under “Risk Factors” below.  We caution readers not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, refer to Pharsight’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2002.

Results of Operations

Three and Nine Months Ended December 31, 2002 and 2001

Revenues

Total revenues decreased 10% to $3.6 million in the three months ended December 31, 2002 from $4.0 in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, total revenues decreased 1% to $10.4 million from $10.5 million in the comparable period in fiscal 2002.

License and renewal revenues increased 24% to $1.7 million in the three months ended December 31, 2002, from $1.3 million in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, license and renewal revenues increased 28% to $4.7 million from $3.6 million in the comparable period in fiscal 2002.  The increases were primarily due to revenue recognized on initial sales and renewals of our Pharsight® Knowledgebase ServerTM (PKS), which we began selling in July 2001, and an increase in revenue recognized on sales of our desktop software.  The increase in desktop software revenue was a result of increases in both the quantity of licenses and the average selling prices (ASP) for sales booked in the current and prior periods that were recognized during the third quarter and first nine months of fiscal 2003.  The increased quantity is primarily attributed to customer renewals of our higher priced WinNonlin® Enterprise product.  The increase in ASP reflects a shift toward our more expense desktop software products, as well as price increases that took effect in July 2002.

Services revenues decreased 27% to $2.0 million in the three months ended December 31, 2002, from $2.7 million in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, services revenues decreased 16% to $5.7 million from $6.9 million in the comparable period in fiscal 2002.  The decreases were primarily driven by the slowdown of services rendered under consulting agreements as some key pharmaceutical customers have reduced their spending budgets during these periods.  We have seen services revenues continue to decline as a percentage of total revenues as product revenues continue to increase due to the availability of our new versions of software products and the market for consulting services remains weak due to the economic environment.

Cost and Expenses

Cost of License and Renewal Revenues. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial licenses and product updates provided for in our annual license agreements and support and product update costs.  Cost of license and renewal revenues decreased 54% to $144,000 in the three months ended December 31, 2002, from $315,000 in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, cost of license and renewal revenues decreased 70% to $496,000 from $1.7 million in the comparable period in fiscal 2002.  The decreases were due primarily to the elimination of information products spending in fiscal 2003, which had been included as cost of license and renewal revenues to reflect our information product team’s work in converting data from contract providers into customer usable information when we began selling the product in December 2000.  We have incurred no costs from information products in fiscal year 2003. The decrease in cost of license and renewal revenues was also affected to a lesser extent by decreased support costs resulting from our restructuring actions.  Cost of license and renewal revenues as a percentage of license and renewal revenues was 9% for the three months ended December 31, 2002, compared to 18%, excluding costs of information products, in the three months ended December 31, 2001.   For the first nine months of fiscal 2003, cost of license and renewal revenues was 11% compared to 20%, excluding costs of information products, in the comparable period in fiscal 2002.   The overall margin improvement in both the third quarter and first nine month periods in fiscal 2003 as compared to the same periods in fiscal 2002 is due to the July 2002 price increase in our desktop software products and our revenue growth in PKS sales.    The revenue growth in PKS sales has a significantly lower cost of license, specifically lower royalties.

Cost of Services Revenues.  Cost of services revenues consists of salary and related expenses associated with the delivery of consulting and training projects.  Cost of services revenues decreased 8% to $1.4 million in the three months ended December 31, 2002, from $1.5 million in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, cost of services revenues decreased 13% to $4.3 million from $4.9 million in the comparable period in fiscal 2002.  The decreases were due primarily to the decrease in consulting personnel in our strategic services group in connection with our restructuring actions.  The decrease in headcount over the prior year period is designed to enable us to better improve utilization while still preserving capacity to meet our customers’ demands.  Cost of services as a percentage of services revenues was 72% for the three months ended December 31, 2002, compared to 57% in the same period in 2001.  For the first nine months of fiscal 2003, cost of services as a percentage of services revenues increased to 74% from 71% in the same period in fiscal 2002.  Service margins declines in the both the third quarter of fiscal 2003 and the nine months ended December 31, 2002, resulted from declining services revenues, which were partially offset by lower cost of services revenues resulting from the restructuring actions in December 2001, July 2002, and November 2002.

Research and Development.  Research and development expenses decreased 34% to $931,000 in the three months ended December 31, 2002, from $1.4 million in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, research and development expenses decreased 36% to $3.3 million from $5.1 million in the comparable period in fiscal 2002.  Of the twenty people affected by our November 2001 restructuring actions, five were in the research and development organization.  In addition, seventeen of the thirty-seven people affected by our July 2002 and November 2002 restructuring actions were in the research and development organization.  Our restructuring actions reduced resources in areas such as the management and development of our information products program.  Research and development expenses as a percentage of revenues were 26% for the three months ended December 31, 2002, compared to 35% in the comparable period in 2001.  For the first nine months of fiscal 2003 research and development expenses as a percentage of total revenues was 32% compared to 49% in the same period in fiscal 2002.

Sales and Marketing.  Sales and marketing expenses decreased 10% to $2.0 million in the three months ended December 31, 2002, from $2.2 million in the three months ended December 31, 2001. For the first nine months of fiscal 2003, sales and marketing expenses decreased 21% to $5.3 million from $6.7 million in the comparable period in fiscal 2002.  The decrease in sales and marketing expenses is related primarily to a decrease in the average number of direct sales personnel and a reduction in corporate marketing spending.  Sales and marketing expenses as a percentage of total revenues were unchanged at 54% for the three months ended December 31, 2002 when compared to the same period in fiscal 2002.  For the first nine months of fiscal 2003, sales and marketing expenses as a percentage of total revenues was 51% compared to 64% for the nine months ended December 31, 2001.

General and Administrative.  General and administrative expenses decreased 9% to $1.5 million in the three months ended December 31, 2002, from $1.7 million in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, general and administrative expenses decreased 1% to $4.5 million from $4.6 million in the comparable period in fiscal 2002.  The decrease for the third quarter and first nine months of fiscal 2003 resulted from reduced staff associated with the restructuring actions taken in December 2001, July 2002, and November 2002, substantially offset by higher insurance and other outside professional fees.  General and administrative expenses as a percentage of total revenues were 42% for the three months ended December 31, 2002, as well as for the quarter ended December 31, 2001.  For the first nine months of both fiscal 2003 and fiscal 2002, general and administrative expenses as a percentage of total revenues were 44%.

Deferred Stock Compensation. During the three months ended December 30, 2002 and 2001, we recorded amortization of deferred compensation of $291,000, and $654,000, respectively.  For the nine-month period ended December 31, 2002 and 2001, we recorded $1.1 million and $2.5 million, respectively.  The deferred compensation expenses recorded in each period represent the difference between the exercise price of stock options granted and the then deemed fair value of our common stock.

Restructuring Charges.During the three months ended December 31, 2001, we implemented a restructuring program to better align operating expenses with anticipated revenues (the “December 2001 Restructuring Plan”).  The December 2001 Restructuring Plan reduced resources in non-core areas, such as our information products, resulting in a company-wide reduction of force of approximately 14%, or 20 employees.  We recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs.  As of December 31, 2001, all 20 employees had been terminated as a result of the program.  At December 31, 2002, we had $56,000 of accrued restructuring costs primarily related to monthly lease expenses for two facilities that were exited in fiscal year 2002.  We estimate that the restructuring program will save the company approximately $4.5 million of expenses on an annualized basis.

During the nine months ended December 31, 2002, we announced that we were taking two additional actions intended to help further reduce operating expenses across all non-core functional areas.  These actions were initiated in July 2002 (the “July 2002 Restructuring Plan”) and November 2002 (the “November 2002 Restructuring Plan”).  The July 2002 Restructuring Plan included a total reduction of 18 employees.   We expect that once complete the July 2002 Restructuring Plan will result in an annualized reduction in operating expenses of $2.5 to $3.0 million.  As of September 30, 2002, all restructured employees had been notified of termination, and all but three of these employees had been terminated as of December 31, 2002.  The three employees remaining from the July 2002 Restructuring Plan are scheduled for termination in the fourth quarter of fiscal 2003.  The November 2002 Restructuring Plan included a total reduction in force of 19 employees and the closure of three remote office locations.  As of December 31, 2002, 18 employees had been terminated, with the remaining employee terminated in January 2003.  We recorded $324,000 in restructuring charges during the quarter ended September 30, 2002 and $364,000 during the quarter ended December 31, 2002 representing employee severance costs and facility exit costs.  The December Restructuring plan is expected to result in an additional annualized reduction in operating expenses of $2.0 million. At December 31, 2002, we had $97,000 and $192,000 of remaining accrued restructuring costs associated with the July 2002 Restructuring Plan and the November 2002 Restructuring Plan, respectively.  The accrued costs are related to employee severance to be paid out in the fourth quarter of fiscal 2003 and monthly lease expenses for the three vacated facilities to be paid out in the fourth quarter of fiscal 2003 and first quarter of fiscal 2004.

Other Income (Expense).  Interest income and other, net, decreased to $10,000 in the three months ended December 31, 2002, from $71,000 in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, interest income and other, net, decreased to $28,000 from $400,000 in the comparable period in fiscal 2002.  This decrease occurred from lower interest income resulting from the combination of a lower average balance of cash and short-term investments and significantly lower interest rates paid by financial institutions.  Interest expense increased to $81,000 in the three months ended December 31, 2002, from $67,000 in the three months ended December 31, 2001.  For the first nine months of fiscal 2003, interest expense increased to $267,000 from $160,000 in the comparable period in fiscal 2002.  Substantially all of the increases were a result of interest paid on notes payable to Silicon Valley Bank which were outstanding for the entire three and nine month periods ending December 31, 2002.  Borrowings under the Silicon Valley Bank credit facility were initially drawn during the second quarter of fiscal 2002, resulting in substantially lower interest expense during fiscal 2002.

Liquidity and Capital Resources

As of December 31, 2002, we had $11.6 million in cash and cash equivalents, a decrease of 14% from cash, cash equivalents and short-term investments of $13.5 million held as of March 31, 2002.  As of December 31, 2002, there was an aggregate of $4.1 million in borrowings under our borrowing arrangements and credit facilities.  During the first quarter of fiscal 2003, we increased our borrowings by $750,000 and re-paid this amount in full.  The net decrease in borrowings during the nine-month period resulted from scheduled repayments of principal under our term loan with Silicon Valley Bank.  Our working capital, defined as current assets less current liabilities, at December 31, 2002, was $5.6 million, a decrease of $1.2 million from $6.8 million at March 31, 2002.  The decrease in working capital is primarily due to a combination of cash used to fund operations and an increase in deferred revenue.  The increase in deferred revenue resulted primarily from sales of PKS Version 2.0 which was sold in conjunction with services that caused the deferral of revenue on the software until the related services are performed.

In June 2002 and September 2002, we sold an aggregate of 1,814,662 shares of Series A preferred stock and warrants to purchase 1,814,662 shares of our common stock to investors affiliated with The Sprout Group and Alloy Ventures.  Dr. Chambon, one of our directors, is affiliated with the Sprout Group, and two of our directors, Mr. Sanders and Dr. Kelly, are affiliated with Alloy Ventures.  Net proceeds from these transactions were approximately $7.2 million. The purchase price was arrived at through negotiations with the investors and was determined as the sum of $4.008 (four times the average closing price of our common stock over the five trading days prior to the initial closing (i.e., $1.002) for each share of Series A preferred stock), and $0.125 for each warrant to purchase one share of our common stock.  The Series A preferred stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the holders of Preferred Stock.  The Series A preferred stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Series A preferred stock is convertible into four shares of common stock at the election of such holder or upon the occurrence of certain other events. The Series A preferred stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B preferred stock, at the election of the holder of the Series A preferred stock.  The Series B preferred stock has identical rights, preferences and privileges to the Series A preferred stock except that the Series B preferred stock is not entitled to 8% dividends.  These quarterly dividends commenced in September 2002.  During the nine months ended December 31, 2002, we paid $45,000 in dividends to the Series A preferred stockholders and we recorded an additional $184,000 in accrued dividends payable as of December 31, 2002.  The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15. In connection with the transaction, we registered the common stock issuable upon conversion of the Series A preferred stock and exercise of the warrants, and are required to keep the registration statement effective or to pay liquidated damages in the amount of 1% of the purchase price per month in the event that we fail to keep the registration statement effective, subject to limited exceptions, unless waived by the holders of such rights.

Net cash used in operating activities for the nine months ended December 31, 2002 was $8.2 million and primarily reflects our net loss for the period, partially offset by $1.1 million of non-cash charges related to deferred stock compensation and $1.2 million of non-cash charges related to depreciation and amortization, as well as $1.6 million of deferred revenue.  The remainder of cash used in operating activities was attributable to net changes in remaining operating assets and liabilities.

Net cash provided by investing activities was $2.9 million for the nine months ended December 31, 2002.  Cash provided by investing activities primarily resulted from the maturities of short-term investments, offset in part by the purchase of $145,000 of fixed assets.

Net cash provided by financing activities was $6.4 million for the nine months ended December 31, 2002. Cash from financing activities was provided primarily as a result of proceeds from the issuance of Series A redeemable convertible preferred stock and warrants, the issuance of common stock upon the exercise of stock options, and the repayment in full of a stockholder note.  Decreasing this amount were principal payments on capital leases and the term loan with Silicon Valley Bank and dividends paid to the preferred stockholders.

In June 2002, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of December 31, 2002, we had up to $7.5 million available under three different facilities.  The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a secured term loan. The revolving credit facilities expire in June 2003. The secured term loan principal is payable over forty-eight months, beginning in July 2002.  As of December 31, 2002, we had $1.0 million borrowed from our revolving credit facilities and $3.1 million borrowed from our secured term loan.  Certain of our assets, excluding intellectual property, secure all three facilities.

We are required to meet certain financial covenants on a quarterly basis including:  quick ratio greater than 1.0, remaining months liquidity of at least 6 months, liquidity of at least two times the term loan advance, and annual net losses within 20% of our plan, measured at specific quarterly amounts.  On October 23, 2002, we obtained a modification to our Silicon Valley Bank loan agreement.  This modification revised our allowable net losses for the second half of fiscal 2003.  We are in compliance with each of these covenants as of December 31, 2002.

The following table depicts the contractual obligations of the Company as of December 31, 2002:

Contractual Obligations (in thousands)	Payments Due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years

Notes payable	$4,063	$1,875	$1,750	$438

Capital lease obligations	$497	$424	$73	$—

Operating leases	$1,679	$1,328	$351	$—

Total contractual cash obligations	$6,239	$3,627	$2,174	$438

___________________

Operating leases reported above include $109,000 in restructuring vacated facilities expenditures and do not reflect sublease income totaling $120,000 to be realized in less than one year.

We currently anticipate that our current cash, cash equivalents, investments and available credit facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the next 12 months.  We are managing our business to achieve positive cash flow, utilizing existing assets. During fiscal 2003, our commitments and liabilities decreased significantly due to our restructuring actions. In addition, we reduced ongoing operating expenses by minimizing purchases of other services and making workforce reductions. We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to align our revenues and reduce expenses.

There can be no assurance, however, that we will realize our goal with respect to achieving positive cash flow at the current level of resources.  We may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

Recent Accounting Pronouncements

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, and Statement No. 142 Goodwill and Other Intangible Assets.  Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead and entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at lease annually in accordance with the provisions of Statement No. 142.  The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment.  We adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on April 1, 2002.  The adoption of Statement No. 141 or 142 did not have a significant impact on our financial position and results of operations.

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“FAS 146”), Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 (“EITF 94-3”), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered.  The restructuring activities initiated by us in December 2001, July 2002, and November 2002 have been accounted for under the provisions of EITF 94-3.  We plan to adopt SFAS 146 on January 1, 2003.  We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

Accounting for Stock-Based Compensation-Transition and Disclosure

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of Statement 148 is not expected to materially impact our financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).”  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  We have adopted the disclosure requirements of FIN 45 as of December 31, 2002.  In addition, we are required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002.  We do not believe FIN 45 will have a material effect on our operations, financial position or cash flows.

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

                We commenced our operations in April 1995 and have incurred net losses since that time. As of December 31, 2002, we had an accumulated deficit of $75.7 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve profitability and/or positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis.

                We may need to raise additional funds through public or private financings or other sources to fund our operations, or for potential acquisitions. We may not be able to obtain additional funds on commercially reasonable terms, or at all.  Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

Our quarterly operating results may fluctuate significantly and may fail to meet the expectations of investors.

                We expect our quarterly operating results may fluctuate in the future, and may vary from investors' expectations, depending on a number of factors described below and elsewhere in this "Business Risks" section, including:

                •               Changes in the domestic and international economic, business and political conditions;

                •               Variances in demand for our products and services;

                •               Timing of the introduction of new products or services and enhancements of existing products or services;

                •               Timing of new hires and the allocation of resources;

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

                In November 2001, we announced that we were taking actions intended to reduce our expenses by approximately $5.0 million on an annualized basis. Our current estimate for the November 2001 restructuring is a reduction of approximately $4.5 million on an annualized basis. In July 2002 and November 2002, we announced that we were taking further actions intended to reduce our expenses by an aggregate of $4.5 to 5.0 million on an annualized basis. Our restructuring actions were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While restructuring actions have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. As of December 31, 2002, we had working capital of $5.6 million. During the nine months ended December 31, 2002, we used cash for operating activities of $8.2 million. We cannot assure you that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth, reduce costs as we anticipated from the restructurings, and continue to develop successful product and services offerings could prevent us from successfully achieving breakeven operations and result in additional restructuring actions as well as possibly require us to raise additional funds that may not be available on commercially reasonable terms or at all.

                Our cost-cutting actions leave us with less available capacity to deliver our products and services and may impact our product development efforts. If there is a significant increase in demand from our estimates, it will take us longer to react to satisfy this demand, which would limit our ability to grow our business and potentially become profitable.  In addition, the impact of our restructuring efforts has placed, and may continue to place, a significant strain on our management systems and resources.

Because our sales and implementation cycles are long and unpredictable, our revenues are difficult to predict and may not meet our expectations or those of our investors.

                The lengths of our sales and implementation cycles are difficult to predict and depend on a number of factors, including the type of product or services being provided, the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales cycle is unpredictable and may take six months or more. Our implementation cycle is also difficult to predict and can be longer than one year. Each of these can result in delayed revenues and increased selling expenses, which may contribute to fluctuations in our results of operations and cause our stock price to be volatile. A key element of our strategy is to market our product and service offerings to large organizations. These organizations can have elaborate decision–making processes and may require evaluation periods, which could extend the sales and implementation cycle. Moreover, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our product and service offerings, which may cause additional delays during the evaluation and acceptance process. We therefore have difficulty forecasting the timing and recognition of revenues from sales of our product and service offerings.

Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.

                We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2002, sales to our top customer accounted for 20% of our revenue and sales to our top five customers accounted for 49% of our revenue. In fiscal 2001, sales to our top two customers collectively accounted for 28% of our revenue and sales to our top five customers accounted for 43% of our revenue. For the nine months ended December 31, 2002, sales to our top customer accounted for 19% of our revenue and sales to our top five customers accounted for 52% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

                Our services agreements can be canceled upon prior notice by our customers. Additionally, due to the nature of our services engagements, customers sometimes delay projects because of timing of the clinical trials and the need for data and information that prevent us from proceeding with our projects. During the past year we have experienced a significant decrease in the utilization of our consulting services as a result of reduced demand by large pharmaceutical customers.  These delays and contract cancellations cannot be predicted with accuracy and we cannot assure you that we will be able to replace any delayed or canceled contracts with the customer or other customers. If we are unable to replace those contracts, our revenues and results of operations would be adversely affected.

We may lose existing customers or be unable to attract new customers if we do not develop new products and services or if our offerings do not keep pace with technological changes.

                The successful growth of our business depends on our ability to develop new products and services and incorporate new capabilities, including the expansion of our product to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of its prospective users, on a timely basis. If we cannot adapt to changing technologies, emerging industry standards, new scientific developments and increasingly sophisticated customer needs on a timely basis, we may not achieve revenue growth and our products and services may become obsolete, and our business could suffer. Moreover, we have terminated a number of employees and other service providers in connection with our restructuring actions, which may harm our ability to adapt. We have also suffered product delays in the past, resulting in lost product revenues. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our products before or after commercial release, which could result in product redevelopment costs and loss of, or delay in, market acceptance. Furthermore, a failure by us to introduce new products or services on schedule could harm our business prospects. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us.

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

                  Michael S. Perry, who joined the Company as President and Chief Executive Officer in February 2002, resigned from the Company in February 2003.   Shawn M. O'Connor, who joined the Company as Senior Vice President and Chief Financial Officer in September 2002, was named President and Chief Executive Officer in February 2003.  In addition, Charles Faas, who joined the Company as Vice President, Finance in July 2000, was named Chief Financial Officer in February 2003.

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

                We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 36% of our total revenues for the year ending March 31, 2002. As of December 31, 2002, we have a total of eight employees based outside the United States that market and sell our products and services. In addition, we may in the future open offices in other countries. The expansion of our existing international operations and entry into additional international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations or the expansion of our operations to other countries will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our operations in the United States and Europe also expose us to the following general risks associated with international operations:

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

Risks Related to Our Stock

Our common stock was delisted the Nasdaq National Market, which has impaired the liquidity of our common stock and subjected us to a number of statutory requirements.

As of November 8, 2002, our common stock was delisted from the Nasdaq National Market and began trading on the Over-The-Counter Bulletin Board, or OTCBB, system.  Because we were delisted from the Nasdaq National Market, we face a variety of significant consequences, including:

- the substantial impairment of the liquidity of our common stock;

- the loss of certain state securities law exemptions which impacts our ability to issue new securities, including securities under our existing stock option plans and stock purchase plans;

- the loss of coverage by securities analysts;

- the potential loss of current or potential investors; and

- the potential loss of current or potential customers.

                In addition, our delisting from the Nasdaq National Market has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors will no longer be classified and our stockholders will elect all of our directors at each annual meeting, (ii) our stockholders will be entitled to cumulative voting, and (iii) we will be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions.

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

ITEM 4. CONTROLS AND PROCEDURES

As of February 13, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Shawn O’Connor, and our Chief Financial Officer, Charles Faas, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including Mr. O’Connor and Mr. Faas, concluded that our disclosure controls and procedures were effective as of February 13, 2003.  There have been no significant changes in internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to February 13, 2003.

PART II.                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

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

The sale and issuance of the Units under the Purchase Agreement was structured to close in two phases. The first phase (the “Initial Closing”) was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million in cash.  The net cash proceeds of the offering, after expenses, were approximately $3.0 million.  The second phase (the “Second Closing”) was completed on September 11, 2002, pursuant to which the Company sold an aggregate of 1,052,742 Units for an aggregate purchase price of $4.35 million in cash.  The net cash proceeds of the offering, after expenses, were approximately $4.2 million.  The Company intends to use the proceeds for general corporate purposes, including working capital to fund operations and ongoing research and development projects.  The sale and issuance in connection with each of the Initial Closing and the Second Closing was made to accredited investors and was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The Second Closing, which occurred on September 11, 2002, was subject to stockholder approval, which was obtained on September 6, 2002.

The Series A Preferred is redeemable at any time after five years from the date of issuance upon the affirmative vote of at least 75% of the holders of Series A Preferred, at a price of $4.008 per share plus any unpaid. Each share of Series A Preferred is convertible into four shares of the Company’s common stock at the election of the holder or upon the occurrence of certain other events.  The holders of Series A Preferred are entitled to receive, but only out of legally available funds, quarterly cumulative dividends at the rate of 8% per year commencing in September 2002, which are payable in cash or shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), at the election of the holder.  The terms of the Series B Preferred are identical to the Series A Preferred, except that the Series B Preferred is not entitled to receive the 8% dividends. In the event of any liquidation or winding up of the Company, the holders of the Series A Preferred and Series B Preferred shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of the assets of the Company, shall be deemed to be a liquidation.

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

Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-3 (File No. 333-98095) for the resale of the shares of Common Stock issuable to the investors upon conversion of the shares of Preferred Stock and exercise of the warrants.   The registration statement became effective on October 31, 2002.

Pursuant to the Purchase Agreement, within 55 days following the initial closing, the Company agreed to use its best efforts to prepare and file a registration statement on Form S-3 (the “Registration Statement”) for the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the warrants (the “Shares”), and to use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the initial closing.  In the event that the Company fails to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), the Company is obligated to pay to the holders of Preferred Stock as liquidated damages, to the holders of Preferred Stock the amount of 1% per month of the aggregate purchase price for the shares remaining to be sold pursuant to the Registration Statement.  The holders of the Preferred Stock waived the right to receive liquidated damages resulting from the delayed date of effectiveness through November 30, 2002.

The Company has not filed a registration statement covering shares of Series B preferred stock to be issued as a dividend with respect to the Series A Preferred Stock, and therefore, the holders of Preferred Stock had accrued liquidated damages since November 30, 2002.  In February 2003, the holders of the Preferred Stock waived the right to receive the foregoing liquidated damages.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Pursuant to the Purchase Agreement, within 55 days following the initial closing, the Company agreed to use its best efforts to prepare and file a registration statement on Form S-3 (the “Registration Statement”) for the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the warrants (the “Shares”), and to use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the initial closing.  In the event that the Company fails to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), the Company is obligated to pay to the holders of Preferred Stock as liquidated damages, to the holders of Preferred Stock the amount of 1% per month of the aggregate purchase price for the shares remaining to be sold pursuant to the Registration Statement.

The Company caused the Registration Statement to be declared effective on October 31, 2002.  The holders of the Preferred Stock waived the right to receive liquidated damages resulting from the delayed date of effectiveness through November 30, 2002.

The Company has not filed a registration statement covering shares of Series B preferred stock to be issued as a dividend with respect to the Series A Preferred Stock, and therefore, the holders of Preferred Stock had accrued liquidated damages since November 30, 2002. In February 2003, the holders of the Preferred Stock waived the right to receive the foregoing liquidated damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable.

ITEM 5.  OTHER INFORMATION

On November 8, 2002, the Company’s common stock ceased to trade on The Nasdaq National Market as a result of the failure of the common stock to maintain a minimum price per share.  The Company’s common stock is currently traded on the Over-The-Counter Bulletin Board system.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company's Audit Committee to be performed by Ernst & Young, the company's external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company.  During the quarter ended December 31, 2002, the Audit Committee approved new or recurring engagements of Ernst & Young for services rendered in connection with the preparation of the Company's tax returns.

In February 2003, Shawn M. O'Connor, formerly our Senior Vice President and Chief Financial Officer, became our President and Chief Executive Officer, replacing Michael S. Perry in this capacity.  In addition, Charles Faas, our Vice President, Finance, was named our Chief Financial Officer in February 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.41	Letter Agreement dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

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

        (b)   REPORTS ON FORM 8-K.

On October 23, 2002, the Company filed a Current Report on Form 8-K under “Item 5. Other Events and Required FD Disclosure” announcing that the Company issued a press release on October 22, 2002 regarding its financial results for the quarter ended September 30, 2002.

On November 4, 2002, the Company filed a Current Report on Form 8-K under “Item 5. Other Events” announcing the delisting of its securities from the Nasdaq National Market.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date: February 13, 2003	By:	/s/ Charles K. Faas
Charles K. Faas
Chief Financial Officer
(Duly Authorized Officer)

CERTIFICATION

I, Shawn O’Connor, certify that:

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: February 13, 2003

    /s/ Shawn O’Connor

Shawn O’Connor

President and Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION

I, Charles Faas, certify that:

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d)   designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(f)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(c)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

(d)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: February 13, 2003

     /s/ Charles Faas

Charles Faas

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.41	Letter Agreement dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

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