Form 10-Q/A
period 2002-09-30
PHARSIGHT CORP
filed 2003-04-04
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for

the transition period from                               to                                   ..

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

Yes  ☐                   No  ☒

As of October 31, 2002, there were 18,836,804 outstanding shares of the Registrant’s common stock, $.001 par value.

EXPLANATORY NOTE

                We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, originally filed with the Securities and Exchange Commission on November 14, 2002, to include additional information under Item 4 of Part II.  This Form 10-Q/A makes no other changes to the original Form 10-Q.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Stockholders was held on September 6, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A.  At the meeting, the Company’s stockholders voted on the following four proposals:

(1) Proposal to elect three (3) directors to hold office until the 2005 Annual Meeting of Stockholders:

Director	FOR	AGAINST	ABSTAINING	NON-VOTE
Robert B. Chess	16,423,723	0	595,111	N/A
Dean O. Morton	16,980,015	0	38,819	N/A
W. Ferrell Sanders	16,980,215	0	38,619	N/A

(2) Proposal to approve the Company’s 2000 Equity Incentive Plan, as amended, to approve the issuance under such plan of an additional 2,000,000 shares of Common Stock approved by the Board of Directors but not previously approved by the stockholders:

FOR	14,142,234
AGAINST	456,039
ABSTAIN	7,200
NON-VOTE	2,413,361

(3) Proposal to approve the issuance of shares of Series A Convertible Preferred Stock (and Series B Convertible Preferred Stock as dividends on Series A Convertible Preferred Stock) and warrants to purchase Common Stock.

FOR	11,218,216
AGAINST	24,966
ABSTAIN	314,611
NON-VOTE	2,413,361

(4) Proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2003.

FOR	17,012,174
AGAINST	6,060
ABSTAIN	600
NON-VOTE	N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                PHARSIGHT CORPORATION

April 4, 2003	By:	/s/ Charles K. Faas
Charles K. Faas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

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

Date: April 4, 2003
/s/ Shawn O'Connor
Shawn O’Connor
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Charles K. Faas, certify that:

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

Date: April 4, 2003
/s/ Charles K. Faas
Charles K. Faas
Chief Financial Officer
(Principal Financial Officer)