Form 10-K
period 2003-03-31
PHARSIGHT CORP
filed 2003-06-10
CIK 1040853

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2003

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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2002 was approximately $5,191,208, based on 7,865,466 shares of Common Stock. Excludes shares held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding Common Stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

        As of April 30, 2003, the registrant had 19,053,057 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "plan," "believe," "hope," "can," "continue," "may," "could," "potential," "assume," "estimate" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the business risks discussed under the caption "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Business Risks" in this report on Form 10-K. These business risks should be considered in evaluating our prospects and future financial performance. Our expectations are as of the date we file this Form 10-K, and we do not intend to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

ITEM 1. BUSINESS

Overview

        Pharsight Corporation develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our products and services combine proprietary computer-based simulation, statistical and data analysis tools with strategic decision-making and the sciences of pharmacology, medicine and biostatistics.

        We believe our products and services help pharmaceutical and biotechnology companies reduce the time, cost and risk of drug development activities, and may improve the marketing and use of pharmaceutical products. Our products and services are designed to help our customers use a more rigorous scientific and statistical process to identify earlier those drug candidates that will not be successful and to enhance the likelihood that the remaining candidates will successfully complete clinical trials. This is significant because the process of taking a drug through clinical development has remained lengthy and unpredictable while the productivity of discovery research has accelerated dramatically in recent years.

        Eighteen of the world's largest twenty pharmaceutical companies have begun to apply our computer-assisted drug development products and services, and our computer-based development applications are currently used on more than 2,750 researcher desktops. To date, we have been engaged in over 200 clinical development projects in more than 15 therapeutic areas.

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

        The following illustrates a typical customer application of our products and services:

  •
  In designing phase II clinical trials, companies often face significant uncertainty in selecting the appropriate doses to test. Our products and services integrate information from phase I and pre-clinical activities, information concerning related drugs that have been developed by the customer, information in the scientific literature about other drugs in the same therapeutic area, and knowledge of the relevant physiological and disease processes. This information, along with carefully identified assumptions, is used to develop a mathematical model enabling a computer simulation of the proposed trial. Using this approach, customers are often able to identify proposed doses which have little chance of success and should be excluded or to identify additional doses which are more likely to yield important information.

  •
  In designing phase III clinical trials, companies often face significant uncertainty concerning the most appropriate treatment strategy, patient inclusion/exclusion criteria and/or clinical measurements. Our products and services use an information gathering and modeling approach similar to that described above, but incorporate phase II data and detailed mathematical models of the relevant patient populations. We are often able to identify patient groups with low chance of demonstrating efficacy, or an unacceptable chance of demonstrating side effects, prior to conducting the actual trial. In addition, we may be able to predict which clinical measurements will be most likely to provide conclusive results in the proposed trial.

  •
  In making drug portfolio decisions, companies need to integrate scientific and clinical results, such as those described above, with market and financial information for all of the drug candidates in the development pipeline. We believe that our products and services help companies make better decisions concerning "go/no-go" criteria, prioritization of potential label objectives to be pursued and optimal sequencing of clinical trials within a development program. Our products and services can also help customers adopt a more quantitative and scientific approach to resource allocation among programs within their drug portfolios.

        We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed the initial public offering and our common stock began trading on the Nasdaq National Market. In November 2002, our common stock ceased to trade on the Nasdaq National Market. Our common stock is currently traded on the Over-The-Counter Bulletin Board system. We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Our website is http://www.pharsight.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K.

Pharsight Products and Services

        We provide strategic services and computer-based development applications. We first offered our WinNonLin® and WinNonMix® (together previously known as Model Workbench) and Trial Simulator™ (previously known as Trial Workbench) applications and scientific services in fiscal 1997. In fiscal 1998, we expanded our consulting offering to include decision services. At the end of fiscal 2001, we combined our scientific, decision support, methodology and training groups into an integrated group renamed Strategic Services. In fiscal 2002, we began selling our Pharsight® Knowledgebase Server™ (PKS), providing a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic (PK/PD) data across a large set of compounds and development phases.

        We believe that a key part of future growth is to continue to deliver new products to our current and prospective customers. These new products need to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of prospective users we may sell to inside pharmaceutical companies. Our most recently announced product, PKS, was the first step in providing a broader set of product functionality.

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

Phase I		Phase II/Phase III		Phase IV
•	Bridge preclinical results to clinical process.	•	Balance efficacy with side effects.	•	Explore new indications and label changes.
•	Explore dose ranging and population variability.	•	Explore trial sensitivity to patient compliance and dropout.	•	Plan life-cycle strategy, e.g. generic defense and "over-the-counter" switch.
•	Determine surrogate endpoint relevance, i.e. alternate indicators of efficacy.	•	Investigate impact of population genetic variability.	•	Evaluate special patient populations.
•	Support early "go/no-go" decisions.	•	Evaluate alternate protocols.	•	Assess capital productivity and franchise strategy.
•	Assess strategic fit in franchise.	•	Assess time/cost versus information trade-off.
		•	Develop licensing/acquisition strategy.

        Our products and services provide an iterative method for enhancing the design of a clinical trial or development program, based on a series of steps. Each step utilizes available data to produce and validate a mathematical model that is in turn used to select a better strategy for moving to the next stage of clinical development. In fiscal years 2003, 2002 and 2001, revenues from our product offerings generated 44%, 35% and 30% of our revenues, respectively, and revenues from our strategic services generated 56%, 65% and 70% of our revenues, respectively.

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

        By using these models in an integrated fashion, our consultants are able to place key decisions in development into quantitative terms of uncertainty and value. Drug development is a process by which uncertainty about a drug's efficacy and safety is progressively reduced. Our methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials in such a way that they systematically reduce those uncertainties—and do so as rapidly and cost-effectively as possible.

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

        As of April 30, 2003, our strategic services group included 21 full-time personnel. Our personnel are located throughout the United States and Europe. Most have Ph.D. degrees with post-doctoral training in clinical pharmacology, biostatistics, pharmacokinetics, mathematics, engineering, decision analysis or other relevant disciplines. We bring these skill sets to bear in an integrated fashion to address our customers' challenges. Senior consultants have more than a decade of experience in drug-disease modeling, trial design or strategic consulting. We also utilize a network of part-time consultants with expertise in various specialized disciplines and therapeutic areas.

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

Computer-Based Development Applications and Services

        Our software and services provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. By applying mathematical modeling and simulation to all available information on the compound being tested, researchers can clarify and quantify which trial and treatment design factors will influence the success of clinical trials. Software applications are being designed to be increasingly deployed together with our strategic services.

        Our WinNonLin® and WinNonMix® software applications are used to build a drug model and validate the assumptions and information on which it is based. Our Trial Simulator™ uses the models constructed and validated with these tools. Trial Simulator™ provides a structured framework for clinical trial simulation based on mathematical models that integrate existing knowledge and assumptions about a drug and the targeted population. Trial Simulator™ supports the use of simulation scenarios allowing the clinical researcher to perform "virtual clinical trials" on the computer.

        Our most recent product, the Pharsight® Knowledgebase Server™ (PKS), provides a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic (PK/PD) data across a large set of compounds and development phases. PKS also provides a unified data environment for supporting clinical pharmacology modeling and analysis activities. PKS is directly integrated with WinNonlin® Enterprise, which also provides import/export interfaces to other modeling and analysis tools. PKS was developed to help enable compliance with the Federal Drug Administration (FDA) regulation 21 CFR 11, which requires electronic data security and auditing on submissions to the FDA. Linked to PKS, a separate product, the PKS Reporter™ 1.0, will provide regulatory-compliant authoring of Microsoft® Word documents containing analysis results, source data, tables, and plots produced by WinNonlin® or other tools and securely managed within the PKS.

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

        In February 2001, we announced the signing of a Cooperative Research and Development Agreement (CRADA) with the FDA's Center for Drug Evaluation and Research (CDER) to collaborate over the next three years on future versions of our WinNonLin®, WinNonMix® and Trial Simulator™ products.

Information Products

        In November 2001, we decided to suspend all marketing and acquisition of data for our information products business. This business was intended to combine anonymized patient level medical, laboratory and genetic data with software to access, analyze and present informative results to sophisticated queries. These information products permitted clinical and scientific personnel to obtain objective and quantitative answers to important questions in trial and program decision-making concerning, for example, the correlation of various disease markers with clinical outcomes, the frequency of adverse events under specific conditions, detailed patient demographics and response to placebo and standard therapies. There was very limited revenue generated from our information products, and its discontinuance has not negatively impacted our financial results.

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

        PKS is our first enterprise-level software product, serving more than 100 users in our largest customers. Typically, the customer's purchase decision involves many groups, potentially including clinical pharmacology, ADME (Absorption, Distribution, Metabolism and Excretion), toxicology, regulatory and early clinical as well as information technology (IT). It also involves a significant validation process. PKS therefore requires a longer selling cycle than our previous software products, and demands a team of sales, marketing and support professionals in the sales process.

Customers

        Our customers currently consist of large pharmaceutical companies and biotechnology companies. During our fiscal year ended March 31, 2003, we provided products and services for which we recognized revenue from more than 850 customers. Pfizer Inc., our largest customer, accounted for 18% of our revenue, and Eli Lilly accounted for 10% of our revenue, in fiscal 2003. Consequently, we are dependent on Pfizer Inc. and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer Inc. or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. We operate in only one business segment comprised of products and services to pharmaceutical and biotechnology companies to improve the drug development process. Our revenues from external customers, profit and loss and total assets, are set forth in our financial statements, which appear in "Item 8—Financial Statements and Supplementary Data." Information regarding sales to customers by major geographic regions is set forth in Note 12 to our financial statements, which appear in "Item 8—Financial Statements and Supplementary Data. No foreign country accounted for 10% or more of our total revenues in the years ended March 31, 2003, 2002, and 2001. All of our significant long-lived assets are located within the United States.

Research and Development

        We employ engineers with expertise in software development, web-based applications, database systems, and mathematical modeling, and scientists with expertise in clinical development, statistical modeling, and clinical pharmacology and development. Our research and development personnel work closely with our service personnel in designing and testing products to meet customer requirements.

        As of April 30, 2003, we had 14 employees engaged in research and development. Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services. Our research and development efforts take place principally at our offices in Mountain View, California, and Cary, North Carolina. Our research and development expenses were $3.9 million, $6.6 million, and $8.1 million, in fiscal 2003, 2002, and 2001, respectively. In November 2002, we refocused our research and development activities to concentrate only on our core modeling and simulation products (including PKS) and the development of our next generation platform. We believe research and development expenses will decline in fiscal 2004 as compared to fiscal 2003, as the full year effect of last year's reduction of non-core resources are realized.

        We are investing to grow our business by expanding our ability to achieve potential breakthrough improvements in drug development productivity for our customers. The primary focus of this investment is in software that enables customers to adopt and implement our model-based drug development methodology. New software is being designed to complement our existing modeling tools, which are used by a relatively small number of technical experts, thereby enabling a much larger number of other participants in the drug development process to utilize those models in a systematic, integrated fashion to collaborate and make better decisions. We are also broadening the capabilities of our services organization to help our customers take maximum advantage of the new tools.

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

        We license our software products pursuant to non-exclusive license agreements, which impose restrictions on customers' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including but not limited to, requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

        We have thirteen U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent application. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

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

Government Regulation

        The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although the United States Food and Drug Administration or comparable international agencies do not directly regulate our products and services, the use of certain of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations.

Competition

        We compete based on a number of factors, including cost, the quality and effectiveness of our services, and the functionality, reliability and ease of implementation and use of our products. Our WinNonLin®, WinNonMix® and PKS products compete with products produced by InnaPhase Corporation. Although we believe we currently do not have direct competitors for our Trial Simulator™ product line or our scientific services, other companies may compete with us in the future. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own. In addition, our customers are primarily large pharmaceutical companies that have substantial research and development budgets, and these customers may internally develop the expertise that we provide.

Employees

        As of April 30, 2003, we had a total of 72 employees. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

ITEM 2. PROPERTIES

        Pharsight's principal administrative, sales, marketing and product development facilities are located in Mountain View, California. We lease approximately 10,000 square feet of space in Mountain View, California under a lease that expires in September 2005. Pharsight also leases a sales, development and training facility in Cary, North Carolina, under a lease that expires in 2006. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, Pharsight may become involved in claims, legal proceedings, or state or federal government agency proceedings that arise in the ordinary course of its business. We are not currently a party to any material litigation and are currently not aware of any pending or threatened litigation that could have any material adverse effect upon our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Pharsight's stockholders during the fourth quarter of its fiscal year ended March 31, 2003.

ADDITIONAL ITEM—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table provides information concerning our executive officers and key employees as of May 1, 2003:

Name	Age	Position
Shawn M. O'Connor	43	President and Chief Executive Officer
Charles K. Faas	43	Vice President, Finance and Chief Financial Officer
Mark R. Robillard	46	Senior Vice President, PKS Business Unit
Mona Cross Sowiski	53	Senior Vice President, Drug Development Consulting Services
Jacob Mandema	39	Senior Vice President and Chief Scientific Officer
E. Gregory Lee	54	Vice President, Engineering

        Set forth below is biographical information for each of our executive officers and key employees.

        Shawn M. O'Connor, Pharsight's President, Chief Executive Officer and Director since February 2003, joined Pharsight in September 2002 as its Senior Vice President and Chief Financial Officer. Mr. O'Connor has more than 20 years of experience in high technology executive management. Prior to joining Pharsight, Mr. O'Connor was the President and Chief Operating Officer of QRS Corporation, a leading provider of business-to-business e-commerce services to the retail industry, from 1995 to 2001. During his tenure, QRS established itself as the most comprehensive source for product information in the retail industry, established itself as a key technology provider to industry sponsored internet exchanges such as the Worldwide Retail Exchange, and grew from 50 to 1100 employees and in excess of $160M in revenues. Mr. O'Connor's responsibilities included strategic direction, business development, product development, product architecture, data center operations, customer service, investor relations, finance and accounting, human resources and facilities. Prior to QRS, he served as Chief Financial Officer of Diasonics Ultrasound, Inc., a publicly held worldwide medical equipment manufacturer, from 1987 to 1994. Mr. O'Connor began his career with the accounting firm Peat Marwick, where he served as a CPA in both San Francisco and London. Mr. O'Connor holds an A.B. from the University of California, Berkeley, in Finance & Business Administration and is a graduate of the Executive Education Program at the Stanford Graduate School of Business.

        Charles K. Faas, Pharsight's Chief Financial Officer since February 2003, joined Pharsight as Vice President of Finance in July 2000 and was named Chief Accounting Officer and Treasurer in October 2001. From December 1999 to July 2000, Mr. Faas was Corporate Controller for ZLand.com, an Internet business applications company. From July 1995 to December 1999, Mr. Faas was Controller for Cadence Design Systems' Methodology Services group, an electronic design automation company. From 1982 to 1995, Mr. Faas was with IBM in both financial and accounting management roles. Mr. Faas was a founding board member of the San Jose Inner-City Games and has served as either Chairman or Treasurer since its inception in 1996. He also served on the National Inner-City Games Foundation's honorary board. Since 1995, Mr. Faas has been an executive board member for the San Jose Sports Authority (the sports marketing arm for the City of San Jose). He holds a B.B.A. (Accounting) from Siena College.

        Mark R. Robillard has served as Vice President, Global Sales, since October 2001 and was named Senior Vice President, PKS Business Unit in July 2002. From March 2000 to October 2001, Mr. Robillard was Vice President Business Development for SciQuest, Inc. From September 1999 to March 2001, he held several positions, and most recently was Senior Vice President, Sales and Business Development, for EMAX Solutions, a company that provides chemical and compound management and tracking systems for research and development organizations. In this role, he was responsible for driving EMAX's e-commerce solution strategy, business development activities and global sales organization. Prior to joining EMAX, Mr. Robillard spent 20 years at VWR Scientific Products, a $1.4 billion leading distributor of laboratory equipment, chemicals, and supplies to the life sciences market. In his most recent position as Vice President, Electronic Commerce, Mr. Robillard launched VWR's first Internet sales channel, a business-to-business online ordering facility for VWR's customers. He is credited with expanding monthly site traffic to over 100,000 users while increasing Web revenues 500% each quarter for the last two years. During the time period, overall sales through all electronic channels doubled, accounting for 22% of VWR's revenues. Before his appointment in 1996 as Vice President, Electronic Commerce, Mr. Robillard served in a number of key positions in sales and customer supply chain management, including area Vice President and District Manager.

        Mona Cross Sowiski, joined Pharsight as Senior Vice President, Drug Development Consulting in July 2002. Ms. Sowiski has more than twenty years executive and management consulting experience in the health care industry. Prior to joining Pharsight Ms. Sowiski was an independent health care and pharmaceutical industry consultant from December 2001 to July 2002. From January 2002 to December 2002, Ms. Sowiski was a founding board member and served as President and Chief Executive Officer of the Institute for Inclusive Work Environments, a non-profit research Institute focusing on workplace diversity and inclusive work policy research. From March 1999 to November 2000 Ms. Sowiski was co-leader of the global health care consulting practice for Mitchell Madison consulting. From November 2000 to December 2001, Ms. Sowiski engaged in independent consulting. From February 1992 to February 1999 she was Partner and Managing Director of the Western Division of the U.S. for CSC/APM Healthcare. Prior to joining CSC/APM Healthcare, Ms. Sowiski held senior executive positions in leading academic medical institutions, including Stanford University Medical Center and the University of Pittsburgh Health Sciences Center. Ms. Sowiski is a fellow of the National Foundation for Women's Resources. She served as a panel reviewer for the Department of Health and Human Services Discretionary Funds Program in Washington, D.C. Ms. Sowiski serves on the boards of several non-profit organizations in Northern California. Ms. Sowiski has a Bachelor of Arts from San Francisco State University and a Masters of Public Health from the Graduate School of Public Health, University of Pittsburgh.

        Jacob Mandema, Ph.D., joined Pharsight in December 1996 as Vice President, Scientific Affairs and is currently Senior Vice President and Chief Scientific Officer. Previous to joining Pharsight, Dr. Mandema was Director of New Products Discovery at ALZA Corporation, responsible for defining new product opportunities for Alza's delivery technologies. Prior to that, he was Assistant Professor of Pharmaceutical Sciences at the Department of Anesthesia, Stanford University School of Medicine. At Stanford, Dr. Mandema was directing research into the pharmacodynamic interactions among analgesic and anesthetic drugs (partially funded by NIH). He received his Ph.D. from the division of pharmacology at the Center for Bio-Pharmaceutical Sciences, University of Leiden and his master's degree from the school of Pharmacy, University of Utrecht, the Netherlands. Dr. Mandema's research interests are application of modeling and simulation to optimize treatment strategies, trial designs, and drug development decision-making. He has published extensively and received several awards for his academic contributions, among which in 2000 the Tanabe Young Investigators Award from the American College of Clinical Pharmacology. Dr. Mandema is a member of the American Statistical Association, the American Society for Clinical Pharmacology and Therapeutics and the American Association of Pharmaceutical Scientists.

        E. Gregory Lee, Ph.D., a Pharsight founder and its Vice President, Engineering, joined Pharsight in 1995. Dr. Lee has extensive experience in the commercial development of mathematically and statistically oriented software programs. Prior to joining Pharsight, Dr. Lee was Director of Engineering at Sunrise Test Systems, a leading developer of electronic design automation software. From 1984 until 1993, he held technical and management positions at Weitek Corporation. Prior to that, he held technical positions at Applicon (Schlumberger) and Floating Point Systems. Dr. Lee received his Ph.D. in mathematics from MIT and his undergraduate degree from Reed College.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is currently listed on the Over-The-Counter Bulletin Board system under the symbol "PHST.OB." Our common stock first traded on August 9, 2000, concurrent with the underwritten initial public offering of shares of our common stock, on the Nasdaq National Market and continued to be traded there until November 8, 2002. Prior to August 9, 2000, there was no established public trading market for our common stock.

        As of April 30, 2003, there were 19,053,057 shares of common stock outstanding that were held of record by approximately 128 stockholders.

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

        Set forth below are the high and low bid prices per share of our common stock for each quarterly period in our fiscal years ended March 31, 2002 and 2003, as reported on the Nasdaq National Market until November 8, 2002, and thereafter on the Over-The-Counter Bulletin Board system.

FY 2002	High	Low
First Quarter (4/1/01-6/30/01)	$3.75	$1.80
Second Quarter (7/1/01-9/30/01)	$3.20	$1.28
Third Quarter (10/1/01-12/31/01)	$2.00	$0.75
Fourth Quarter (1/1/02-3/31/02)	$2.21	$1.52
FY 2003	High	Low
First Quarter (4/1/02-6/30/02)	2.05	0.80
Second Quarter (7/1/02-9/30/02)	1.15	0.50
Third Quarter (10/1/02-12/31/02)	0.79	0.12
Fourth Quarter (1/1/03-3/31/03)	0.30	0.07

The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

        You should read the following historical selected financial data in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing elsewhere in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2003 and 2002, and statements of operations data for each of the years ended March 31, 2003, 2002 and 2001, from our audited financial statements included in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2001, 2000 and 1999 and statements of operations data for the years ended March 31, 2000, and 1999, from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statements of Operations Data
Revenues	$13,968	$14,249	$11,948	$8,859	$3,891
Costs and expenses:
Cost of revenues	6,302	8,275	6,630	4,433	2,480
Research and development	3,934	6,596	8,096	5,451	4,327
Sales and marketing	6,738	8,626	6,703	4,059	2,292
General and administrative	6,287	5,877	4,004	1,967	1,105
Amortization of deferred stock compensation	1,322	2,993	7,552	2,180	57
Amortization of intangible assets	—	370	572	941	965
Restructuring	556	676	—	—	—
Acquired in-process research and development	—	—	—	—	2,592

Total operating expenses	25,139	33,413	33,557	19,031	13,818

Loss from operations	(11,171)	(19,164)	(21,609)	(10,172)	(9,927)
Other income (expense), net	(371)	212	1,038	185	(120)

Net loss	(11,542)	(18,952)	(20,571)	(9,987)	(10,047)
Accretion on convertible preferred stock	—	—	(443)	(1,241)	(803)
Preferred stock dividend	(375)	—	—	—	—
Deemed dividend to preferred stockholders	(246)	—	—	—	—

Net loss applicable to common stockholders	$(12,163)	$(18,952)	$(21,014)	$(11,228)	$(10,850)

Basic and diluted net loss per share applicable to common stockholders	$(0.65)	$(1.03)	$(1.62)	$(3.48)	$(4.48)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	18,800	18,419	12,974	3,225	2,424
	March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$10,875	$13,492	$21,223	$16,482	$6,147
Total assets	15,574	19,954	28,929	21,320	9,668
Long-term obligations, net of current portion	2,024	3,194	962	708	2,812
Redeemable convertible preferred stock	5,608	—	—	18,582	17,341
Deferred stock compensation	(352)	(1,813)	(5,197)	(3,459)	(239)
Accumulated deficit	(77,721)	(66,179)	(47,227)	(29,761)	(18,533)
Total stockholders' equity (deficit)	$(2,127)	$6,684	$22,229	$(4,525)	$(15,541)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The financial and business analysis below provides information that Pharsight believes is relevant to an assessment and understanding of Pharsight's financial position and results of operations for the years ended March 31, 2003, 2002 and 2001. This financial and business analysis should be read in conjunction with "Item 6—Selected Financial Data" and our Financial Statements and related notes thereto set forth under "Item 8—Financial Statements and Supplementary Data."

        The following discussion and certain other sections of this Annual Report on Form 10-K contain statements reflecting our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "plan," "believe," "hope," "assume," "estimate" and other similar words and expressions. These views may involve risks and uncertainties that are difficult to predict and may cause actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with key customers, industry consolidation, influence of e-commerce and other factors discussed in the "Business Risks" section below may effect our ability to attain the projected performance. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We develop and market integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Our products and services combine proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics.

        Substantially all of our sales activities are conducted through a dedicated direct sales organization located in the United States and Europe. In addition, our strategic services consultants and technical support personnel conduct sales and marketing activities. Pfizer Inc. accounted for 18% of our revenue, and Eli Lilly accounted for 10% of our revenue, in fiscal 2003. Consequently, we are dependent on Pfizer Inc. and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer Inc. or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. In fiscal 2002, Pfizer Inc. was our largest revenue customer, accounting for 20%.

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

Revenue Recognition

        Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

        We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, we recognize revenue from these customers as cash is collected. The determination of a customer's ability to pay requires significant judgment. In this regard, management considers the international region of the customer and the financial viability of the customer in assessing a customer's ability to pay.

        We generally do not consider revenue arrangements with extended payment terms to be fixed or determinable and, accordingly, we do not generally recognize revenue on the majority of these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires management to exercise significant judgment, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues. Our normal payment terms currently range from "net 30 days" to "net 60 days," which are not considered extended payment terms.

        Some of our PKS software arrangements include consulting implementation services. We defer revenue for consulting implementation services, along with the associated license revenue, until the services are completed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, we defer revenue until the uncertainty is sufficiently resolved.

Restructuring

        During fiscal years 2003 and 2002, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs may differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at March 31, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Source of Revenue and Revenue Recognition

        Our revenues are derived from two primary sources: initial and renewal fees for product licenses and scientific and training consulting services. Additionally, we had an insignificant amount of revenue from subscriptions to our information products in fiscal 2003.

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

        We have contracts from which we receive solely license and renewal fees consist of one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

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

        We also have arrangements that consist of licenses, PCS, and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement fee ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for our PCS.

        We recognize revenue from the subscription to information products over the contract period, provided we have evidence of an arrangement, the price of the subscription is fixed or determinable and payment is reasonably assured. The subscription fees have been included in license revenues.

        We have one international distributor. There is no right of return or price protection for sales to the international distributor. Sales are made to the distributor using a sell-in model. Revenue from this distributor in fiscal 2003 was less than 2%. Revenues from this distributor for fiscal 2002 and 2001 were less than 1% of total revenues.

Acquisitions

        In February 2001, we acquired the assets of Metazoa.com, a privately-held company that develops collaborative software for the life science research community. We purchased Metazoa.com's assets for cash of $250,000 and incurred acquisition expenses of $102,000. The acquisition was accounted for using the purchase method. We allocated the purchase price to intangible assets and goodwill based on a valuation.

Deferred Stock Compensation

        During the years ended March 31, 2001 and 2000, we recorded aggregate deferred compensation of $10.1 million and $5.4 million, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of our common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options. During the year ended March 31, 2002, we recorded deferred stock compensation of $114,000 representing the intrinsic value of a certain stock award issued to an officer as a bonus. We amortized $1.3 million, $3.0 million and $7.6 million of deferred compensation for the years ended March 31, 2003, 2002, and 2001. The amount of deferred compensation relating to stock options issued to employees and consultants to be amortized in future periods, ending March 31, is as follows:

2004	$320,000
2005	$32,000

The amount of deferred compensation expense to be recorded in future periods may further decrease if unvested options for which deferred compensation has been recorded are subsequently canceled.

Results of Operations

        All percentage calculations set forth in this section have been made using figures directly from the financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

Years Ended March 31, 2003 and 2002

        Revenues.    License and renewal revenues increased $1.1 million, or 24%, from $5.0 million in fiscal 2002 to $6.1 million in fiscal 2003. Of this increase, approximately $350,000 was due to new license sales and $800,000 due to an increase in annual renewal revenue, attributed to the growth in the installed base. Included in this renewal increase is over $400,000 of PKS license renewals.

        Service revenues decreased $1.5 million, or 16%, from $9.3 million in fiscal 2002 to $7.8 million in fiscal 2003, primarily driven by the slowdown of services rendered under consulting agreements as some key pharmaceutical customers reduced their spending budgets in fiscal 2003. This downward trend was most pronounced during the first half of the year, while the beginnings of a reversal was noticeable in the third and fourth quarter of fiscal 2003, as evidenced by the signing of significant agreements with customers such as Pfizer, Roche, and several Japanese companies.

        The effect of budget cutbacks was partially offset by significant engagement expansions with some of our existing customers such as Aventis and Cephalon, and renewal of engagements with Eli Lilly and the major pharmaceutical research and development locations of Pfizer, Inc. In addition, approximately $700,000 in revenue was generated from new services customers, as efforts to diversify our revenue base began to produce results, measured by a 30% increase in the total number of revenue-generating services customers in fiscal 2003 compared to fiscal 2002. We view customers' continued adoption of our methodologies as validation of our business. As of March 31, 2003, we continued to be engaged with 14 of the top 20 major pharmaceutical companies.

        Costs and expenses.    The amounts discussed below for costs of license and renewal, cost of services, research and development, sales and marketing, and general and administrative expenses, are excluding amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation is discussed above under "Deferred Stock Compensation".

        Cost of revenues.    Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues decreased 69% to $629,000 for the year ended March 31, 2003, from $2.0 million for the year ended March 31, 2002. The decrease was driven by the cost of revenues related to our information products which we ceased selling in July 2001. The restructuring actions in fiscal 2002 reduced resources in non-core areas such as our information products. Cost of license and renewal revenues as a percentage of license and renewal revenues was 10% for the year ended March 31, 2003, compared to 40% for fiscal 2002. We expect this percentage in fiscal 2004 to be consistent with fiscal 2003, as product royalties continue and all information product costs, as of November 2001, are now expensed.

        Cost of services revenues decreased 9% to $5.7 million for the year ended March 31, 2003, from $6.3 million for the year ended March 31, 2002. The decrease was due primarily to fewer personnel in strategic services. Because of the direct relationship of personnel to projects undertaken, we anticipate that as we take on new projects, cost of revenues generally will reflect changes in total revenue. The cost of service revenues, as a percentage of service revenues, was 73% in fiscal 2003 and 68% in fiscal 2002. The increase in this percentage in fiscal 2003 was due to under utilized capacity in our services organization for the first half of fiscal year 2003. We saw improved billable utilization in the second half of fiscal 2003. In fiscal 2004, we are more closely aligning project teams with key customer accounts. This is being implemented to make improvements to our productivity, margins and revenues on an annual basis. We do not expect to see significant benefits until the second half of fiscal 2004, at the earliest.

        Research and development.    Research and development expenses decreased $2.7 million, or 40%, from $6.6 million in fiscal 2002 to $3.9 million in fiscal 2003. The decrease resulted primarily from reduced numbers of software developers and outside contractors in non-core product areas, including management and non-revenue-generating products areas. As a percentage of total revenues, research and development expenses decreased from 46% in fiscal 2002 to 28% in fiscal 2003. We believe research and development expenses will decline in fiscal 2004 as compared to fiscal 2003, as we see the full year impact of the headcount reductions we implemented in fiscal 2003.

        Sales and marketing.    Sales and marketing expenses decreased $1.9 million, or 22%, from $8.6 million in fiscal 2002 to $6.7 million in fiscal 2003. The decrease in sales and marketing expenses is related primarily to a reduction in the number of our sales and marketing force personnel. As a percentage of total revenues, sales and marketing expenses decreased from 61% in fiscal 2002 to 48% in fiscal 2003. The decrease in marketing and sales expense as a percentage of total revenues reflects the reduction in the number of professionals selling and marketing our products and services. We expect that our sales and marketing expenses will decline in fiscal 2004 as compared to fiscal 2003, as we see the full year impact of the headcount reductions we implemented in fiscal 2003.

        General and administrative.    General and administrative expenses increased from $5.9 million in fiscal 2002 to $6.3 million in fiscal 2003. The increase is related to severance costs resulting from changes in management staff, as well as escalating insurance and professional service fees partially offset by a reduction in the number of general and administrative personnel. As a percentage of total revenues, general and administrative expenses increased from 41% in fiscal 2002 to 45% in fiscal 2003. We expect that our general and administrative expenses will decline in fiscal 2004 as compared to fiscal 2003, as we see the full year impact of the headcount reductions we implemented in fiscal 2003.

        Restructuring.    In fiscal 2003 and 2002, we implemented restructuring programs to better align operating expenses with anticipated revenues. During the third quarter of fiscal 2002, we recorded a

$676,000 restructuring charge, which consisted of $402,000 in facility exit costs, $253,000 in employee severance costs and $21,000 in other exit costs. The restructuring program resulted in a reduction in force across all company functions of approximately 14% of our work force, or 20 employees and was intended to reduce expenses by approximately $4.5 million on an annualized basis.

        During the second quarter of fiscal 2003, we recorded a $324,000 restructuring charge, which consisted entirely of employee severance costs. The restructuring program resulted in a reduction in force across all company functions of 18 employees or approximately 15% and is intended to result in a reduction in annualized operating expenses of $2.5 to $3.0 million.

        During the third quarter of fiscal 2003, we recorded a $364,000 restructuring charge, which consisted of $293,000 in employee severance costs and $71,000 in facility exit costs. The restructuring plan reduced resources not integral to the development, marketing and deployment of our software products and consulting services. This includes a reduction in staff of 19 employees or approximately 20% of our work force, and is intended to result in a reduction in annualized operating expenses of $2.0 to $2.5 million, helping the company move closer to its goal of long-term, sustainable profitability.

        We expect these three restructuring programs will save us a total of approximately $10 million per year of cash. There is approximately $84,000 of remaining cash payments to be made in the first two quarters of fiscal 2004 from these charges.

        Other income (expense), net.    Other expense, net, was $371,000 for fiscal 2003 as compared to other income, net, of $212,000 for fiscal 2002. This occurred as a result of lower interest income on a smaller average balance of cash and short-term investments, as well as higher interest expense as we began paying for our utilization of our term loan. We continued to reduce the outstanding balance of our obligations under capital leases.

        Provision for income taxes.    As a result of our net operating losses, no provision was recorded for income taxes during fiscal years 2003 and 2002. As of March 31, 2003, we had federal and state net operating losses of $58 million and $19 million respectively, which begin to expire in the years 2005 through 2023, if not utilized. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire.

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

        Service revenues increased $1.0 million, or 12%, from $8.3 million in fiscal 2001 to $9.3 million in fiscal 2002. Significant customer renewals and additions in fiscal 2002 included Aventis, Eli Lilly and expansion to all R&D locations of Pfizer, Inc., as well as Millennium Pharmaceuticals. As a result of these expansions, revenue from existing customers increased $3.0 million or 34%, from $8.7 million in fiscal 2001 to $11.7 million in fiscal 2002. Over the same period, revenue from new customers declined 18%, as we focused on enhancing our existing relationships.

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

        Cost of services revenues increased 26% to $6.3 million for the year ended March 31, 2002, from $5.0 million for the year ended March 31, 2001. The increase was due primarily to additional personnel in strategic services. The cost of service revenues, as a percentage of service revenues, was 68% in fiscal 2002 and 60% in fiscal 2001. The increase in this percentage in fiscal 2002 was due to under utilized capacity in our services organization.

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

        Sales and marketing.    Sales and marketing expenses increased $1.9 million, or 29%, from $6.7 million in fiscal 2001 to $8.6 million in fiscal 2002. The increase in sales and marketing expenses is related primarily to an expansion in our sales force personnel during fiscal 2002. As a percentage of total revenues, sales and marketing expenses increased from 56% in fiscal 2001 to 61% in fiscal 2002. The increase in marketing and sales expense as a percentage of total revenues reflects the growth in the number of professionals selling and marketing our products and services during fiscal 2002, offset in part by increased revenues.

        General and administrative.    General and administrative expenses increased from $4.0 million in fiscal 2001 to $5.9 million in fiscal 2002. The increase is related to growth in management and administrative support staff during fiscal 2002 as well as professional fees as a result of the expansion of our business and the costs of being a public company. As a percentage of total revenues, general and administrative expenses increased from 34% in fiscal 2001 to 41% in fiscal 2002.

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

Liquidity and Capital Resources

        From our inception through the initial public offering of our common stock, we funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. In August 2000, we completed our initial public offering of 3,000,000 shares of common stock, at a price of $10.00 per share, all of which shares were issued and sold by us for net proceeds of $26.4 million, net of underwriting discounts and commissions of $2.1 million and expenses of $1.5 million. We paid $6.1 million to holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. After this payment, our net proceeds were $20.3 million. In June and September of last year, we completed a private placement of preferred stock to several of our investors, raising additional net proceeds of $7.2 million, as further described below.

        As of March 31, 2003, we had $10.9 million in cash and short-term investments, which include $3.8 million of cash borrowed under our credit facilities with Silicon Valley Bank. Cash and short-term investments decreased by $2.6 million from those held as of March 31, 2002. In June 2001, we extended and enhanced our previously unused credit facilities with Silicon Valley Bank, providing up to $7.5 million available under three different facilities. All have rates which are based on the prime interest rate plus one point or prime interest plus 1.25 points. The term loan facility of $3.5 million was fully exercised in fiscal 2002 and is payable, beginning in July 2002, over the next four years, ending June 2006.

        As of March 31, 2003, we had $2.8 million remaining to be paid on our term loan facility, having paid $656,000 to Silicon Valley Bank. We also continued to have $1.0 million of our accounts receivable facilities utilized. During 2003, the following financial covenants applied to our Silicon Valley Bank loan facilities: quick ratio greater than 1.0; remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and annual net losses within 20% of our plan, measured at specific quarterly intervals. On October 23, 2002, we obtained a modification to our Silicon Valley Bank loan agreement. This modification revised our allowable net losses for the second half of fiscal 2003. As of March 31, 2003, we were in compliance with all the covenants under our credit facilities with Silicon Valley Bank.

        In May 2003, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year. We have up to $2.0 million available under two accounts receivable facilities. These include $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable. We continue to have $1.0 million of the accounts receivable facilities utilized.

        The following financial covenants apply to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of our plan, measured monthly.

        Net cash used in operating activities was $8.3 million in fiscal 2003, $10.4 million in fiscal 2002 and $11.6 million in fiscal 2001. The cash used in these periods was primarily attributable to net losses in each period of $11.5 million, $19.0 million and $20.6 million, respectively, partially offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation. Strong collections during the last fiscal quarter of 2003 yielded improved net cash used in operating activities.

        Net cash provided by investing activities was $2.9 million in fiscal 2003, primarily due to the maturities of short-term investments, offset slightly by $216,000 of purchases of equipment. Net cash provided by investing activities was $1.5 million in fiscal 2002, which resulted from maturities of short-term investments, partially offset by purchases of short-term investments and purchases of

$1.4 million of property and equipment. Net cash provided by investing activities was $2.1 million in fiscal 2001, primarily due to $2.6 million of capital expenditures, offset in part by the net maturities of short-term investments exceeding purchases. We also had $150,000 released from restricted cash, when we renegotiated our Mountain View, California facility lease.

        Financing activities provided net cash of $5.7 million in fiscal 2003, $4.1 million in fiscal 2002 and $19.5 million in fiscal 2001. In fiscal 2003, these amounts were primarily from cash provided as a result of proceeds from the issuance of Series A redeemable convertible preferred stock and warrants, resulting in net proceeds of approximately $7.2 million. We borrowed, then re-paid, $750,000 on our accounts receivable facilities in the first fiscal quarter of 2003. Additionally, we made principal payments on capital leases of $660,000 and paid the first nine of 48 installments on our term loan with Silicon Valley Bank totaling $656,000.

        The following table depicts our contractual obligations as of March 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(in thousands)
Redeemable convertible preferred stock	$10,058	$582	$1,746	$7,730
Notes Payable	3,844	1,875	1,750	219
Capital Lease Obligations	350	295	55	—
Operating Leases (Gross)*	1,637	862	775	—

Total Contractual Cash Obligations	$15,889	$3,614	$4,326	$7,949

*
Operating leases reported above include $39,000 in restructuring vacated facilities expenditures and do not reflect sublease income totaling $75,000 to be realized in less than one year.

        Management believes we have adequate cash to sustain operations through fiscal year 2004 and is managing the business to achieve positive cash flow utilizing existing assets. During 2003, our commitments and liabilities were significantly reduced via restructuring events. In addition, we reduced ongoing operating expenses by reducing purchases of other services and making workforce reductions. We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to ensure our cash resources are sufficient to fund our presently anticipated operating losses and working capital requirements at least through fiscal 2004.

Related Party Transaction

        On June 26, 2002 and September 11, 2002, we completed private placements of our securities to certain entities affiliated with Alloy Ventures, Inc. and the Sprout Group, both of which were among our existing stockholders, pursuant to a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we sold an aggregate of 1,814,662 units (each a "Unit," and collectively the "Units"). Each Unit consisted of one share of our Series A redeemable convertible preferred stock (the "Series A Preferred") and a warrant to purchase one share of our common stock. The purchase price for each Unit was $4.133, which is the sum of $4.008 (four times the underlying average closing price for our common stock over the five trading days prior to the initial closing (i.e., $1.002)) and $0.125 for each share of Series A Preferred and warrant, respectively. The Second Closing, which occurred on September 11, 2002, was subject to stockholder approval, which was obtained on September 6, 2002.

        The Series A Preferred is redeemable at any time after five years from the date of issuance upon the affirmative vote of at least 75% of the holders of Series A Preferred, at a price of $4.008 per share plus any unpaid. Each share of Series A Preferred is convertible into four shares of our common stock at the election of the holder or upon the occurrence of certain other events. The holders of Series A Preferred are entitled to receive, but only out of legally available funds, quarterly cumulative dividends at the rate of 8% per year commencing in September 2002, which are payable in cash or shares of Series B redeemable convertible preferred stock (the "Series B Preferred" and, together with the Series A Preferred, the "Preferred Stock"), at the election of the holder. The terms of the Series B Preferred are identical to the Series A Preferred, except that the Series B Preferred is not entitled to receive the 8% dividends. In the event of any liquidation or winding up of the company, the holders of the Series A Preferred and Series B Preferred shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the "Liquidation Preference"). After the payment of the Liquidation Preference to the holders of Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of the company in which our stockholders do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of our assets, shall be deemed to be a liquidation.

        The holders of Series A Preferred and Series B Preferred are entitled to vote together with the common stock. Each share of Preferred Stock shall have a number of votes equal to the number of shares of common stock then issuable upon conversion of such share of Preferred Stock. In addition, consent of the holders of at least 75% of the then outstanding Preferred Stock shall be required for certain actions, including any action that amends our charter documents so as to adversely affect the Preferred Stock.

        The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15 per share.

        Pursuant to the Purchase Agreement, we filed a registration statement on Form S-3 (File No. 333-98095) for the resale of the shares of Common Stock issuable to the investors upon conversion of the shares of Preferred Stock and exercise of the warrants. The registration statement became effective on October 31, 2002. In the event that we fail to keep the Registration Statement effective (other than pursuant to the permissible suspension periods or waivers granted by the holders of the Preferred Stock), we are obligated to pay to the holders of Preferred Stock as liquidated damages, the amount of 1% per month of the aggregate purchase price for the shares remaining to be sold pursuant to the registration statement.

Impact of Inflation

        The effect of inflation and changing prices on our operations was not significant during the periods presented.

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit and Disposal Activities

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 ("EIFT 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146. In addition, liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The restructuring activities initiated by us in November 2001, July 2002 and November 2002 have been accounted for under the provisions of EITF 94-3. We plan to adopt SFAS 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the financial position or results of operations.

Accounting for Stock-Based Compensation-Transition and Disclosure

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("Statement 148"). Statement 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions of this statement in our financial statements of fiscal year 2003.

Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

        In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. In addition, we are required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe FIN 45 will have a material effect on our operations, financial position or cash flows.

Business Risks

Items That Affect Our Future Operations

We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

        We commenced our operations in April 1995 and have incurred net losses since that time. As of March 31, 2003, we had an accumulated deficit of $77.7 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that we intend to achieve cash breakeven; however, this expectation is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve breakeven profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis. If our losses exceed the expectations of investors, the price of our common stock may decline.

We have engaged in restructuring actions in order to reduce our operating expenses. These actions may not be sufficient to reduce our operating expenses to the level that we need to achieve, and so we may need to engage in additional restructuring actions.

        In November 2001, July 2002 and November 2002, we announced that we were taking further actions intended to reduce our expenses. Our restructuring actions were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While restructuring actions have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. During the year ended March 31, 2003, we used cash for operating activities of $8.3 million. We cannot assure you that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth and continue to develop successful product and services offerings could prevent us from successfully achieving breakeven operations and result in additional restructuring actions.

Our quarterly operating results may fluctuate significantly and may not be predictive of future financial results.

        We expect our quarterly operating results may fluctuate in the future, and may vary from investors' expectations, depending on a number of factors described below and elsewhere in this "Business Risks" section of Annual Report on Form 10-K, including:

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

        In the past we have taken actions intended to reduce our expenses on an annualized basis. Our cost-cutting actions leave us with less available capacity to deliver our products and services. If there is a significant increase in demand from our estimates, it will take us longer to react to satisfy this demand, which would limit our ability to grow our business and potentially become profitable.

Because our sales and implementation cycles are long and unpredictable, our revenues are difficult to predict and may not meet our expectations or those of our investors.

        The lengths of our sales and implementation cycles are difficult to predict and depend on a number of factors, including the type of product or services being provided, the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales cycle is unpredictable and may take six months or more. Our implementation cycle is also difficult to predict and can be longer than one year. Each of these can result in delayed revenues, increased selling expenses and difficulty in matching revenues with expenses, which may contribute to fluctuations in our results of operations. A key element of our strategy is to market our product and service offerings to large organizations. These organizations can have elaborate decision-making processes and may require evaluation periods, which could extend the sales and implementation cycle. Moreover, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our product and service offerings, which may cause additional delays during the evaluation and acceptance process. We therefore have difficulty forecasting the timing and recognition of revenues from sales of our product and service offerings.

Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially

        We receive a substantial majority of our revenue from a limited number of customers. In fiscal 2003, sales to our top two customers accounted for 28% of our revenue, and sales to our top five customers accounted for 50% of our revenue. In fiscal 2002, sales to our top two customers collectively accounted for 29% of our revenue and sales to our top five customers accounted for 49% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

        We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 23% of our total revenues for the year ending March 31, 2003. We have a total of 7 employees based outside the United States that market and sell our products and services in Europe. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our operations in the United States and Europe also expose us to the following general risks associated with international operations:

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

Risks Related to Our Stock

Our common stock only trades on the Over the Counter bulletin board system, and has experienced depressed trading volumes and stock price since it began to be traded there.

        On November 8, 2002 our stock was removed from trading on the Nasdaq National Market as a result of failure to meet the continuing listing requirements. As a result, our common stock is quoted only on the over-the-counter bulletin board. Consequently, our common stock does not experience large trading volumes, and has traded under $1.00 per share since it was delisted in November 2002.

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

        In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Because our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

        The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Entities affiliated with three of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of April 30, 2003. If these directors choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

        We have considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We have no holdings of derivative financial or commodity-based instruments at March 31, 2003.

        A review of our other financial instruments and risk exposures at that date revealed that we have exposure to interest rate and foreign currency exchange rate risks. At March 31, 2003, we performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates would not materially affect our financial position, results of operations or cash flows.

        We have operated primarily in the United States and all funding activities and sales have been denominated in U.S. dollars. Accordingly, we have no material exposure to foreign currency rate fluctuations.

        Our interest income is sensitive to changes in the general level of United States interest rates. Due to the nature of our short-term investments, consistent with our belief as of March 31, 2002, we believe that there is no material market risk exposure. As of March 31, 2003, our cash, cash equivalents and short-term investments consisted primarily of demand deposits and money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

        The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2003.

	Quarter Ended
	June 30	September 30	December 31	March 31
	In thousands, except per share amounts
FISCAL 2003
Revenues	$3,455	$3,319	$3,629	$3,565
Cost of revenues	1,712	1,476	1,559	1,555
Gross profit	1,743	1,843	2,070	2,010
Loss from operations	(3,386)	(2,912)	(2,954)	(1,919)
Net loss applicable to common stockholders	(3,471)	(3,137)	(3,263)	(2,292)
Net loss per common share applicable to common stockholders, basic and diluted	$(0.19)	$(0.17)	$(0.17)	$(0.12)
FISCAL 2002
Revenues	$2,744	$3,716	$4,020	$3,769
Cost of revenues	2,442	2,245	1,854	1,734
Gross profit	302	1,471	2,166	2,035
Loss from operations	(6,617)	(4,698)	(4,461)	(3,388)
Net loss applicable to common stockholders	(6,450)	(4,629)	(4,457)	(3,416)
Net loss per common share applicable to common stockholders, basic and diluted	$(0.35)	$(0.25)	$(0.24)	$(0.18)

Management's Report

        Management is responsible for all the information and representations contained in the financial statements and other sections of this Form 10-K. Management believes that the financial statements have been prepared in conformity with accounting principles generally accepted in the United States and appropriate in the circumstances to reflect in all material respects the substance of events and transactions that should be included, and that other information in this Form 10-K is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

        In meeting its responsibility for the reliability of the financial statements, management depends on the Company's system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

        The Board of Directors pursues its oversight role for these financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with Ernst & Young LLP, the independent auditors, who have free access to the Audit Committee of the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

        Ernst & Young LLP, independent auditors, have audited the Company's financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States, which require a review of the system of internal accounting controls and tests of accounting procedures and records to the extent necessary for the purpose of their audits.

/s/ SHAWN M. O'CONNOR Shawn M. O'Connor President and Chief Executive Officer	/s/ CHARLES K. FAAS Charles K. Faas Vice President, Finance and Chief Financial Officer

June 9, 2003

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Pharsight Corporation

        We have audited the accompanying balance sheets of Pharsight Corporation as of March 31, 2003 and 2002, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharsight Corporation at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
April 23, 2003
except for Note 15, as to which the date is
May 28, 2003

PHARSIGHT CORPORATION

BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$10,875	$10,498
Short-term investments	—	2,994
Accounts receivable, net of allowance for doubtful accounts of $94 at March 31, 2003 and 2002	2,111	2,629
Recognized income not yet billed	192	160
Prepaids and other current assets	975	616

Total current assets	14,153	16,897
Property and equipment, net	1,177	2,708
Restricted cash	—	150
Other assets	244	199

Total assets	$15,574	$19,954

Liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$635	$664
Accrued expenses	1,086	1,854
Accrued compensation	1,198	1,830
Deferred revenue	4,980	3,412
Current portion of notes payable	1,875	1,656
Current obligations under capital leases	295	660

Total current liabilities	10,069	10,076
Obligations under capital leases	55	350
Notes payable	1,969	2,844
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at March 31, 2003 and none at March 31, 2002
Issued and outstanding shares—1,814,662 and none at March 31, 2003 and 2002, respectively	5,608	—
Aggregate redemption and liquidation value—$7,500
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 and 5,000,000 at March 31, 2003 and 2002, respectively,
Issued and outstanding shares—none at March 31, 2003 and 2002
Common stock, $0.001 par value:
Authorized shares—120,000,000 at March 31, 2003 and 2002
Issued and outstanding shares—19,053,057 and 18,758,922 at March 31, 2003 and 2002, respectively	19	19
Additional paid-in capital	75,927	74,754
Deferred stock compensation	(352)	(1,813)
Accumulated other comprehensive loss	—	(1)
Notes receivable from stockholders	—	(96)
Accumulated deficit	(77,721)	(66,179)

Total stockholders' equity (deficit)	(2,127)	6,684

Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$15,574	$19,954

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2003	2002	2001
Revenues:
License and renewal	$6,144	$4,971	$3,615
Services	7,824	9,278	8,333

Total revenues	13,968	14,249	11,948
Costs and expenses:
License and renewal(1)	629	2,009	1,624
Services(2)	5,673	6,266	5,006
Research and development(3)	3,934	6,596	8,096
Sales and marketing(4)	6,738	8,626	6,703
General and administrative(5)	6,287	5,877	4,004
Amortization of deferred stock compensation	1,322	2,993	7,552
Amortization and impairment of intangible assets and goodwill	—	370	572
Restructuring costs	556	676	—

Total costs and expenses	25,139	33,413	33,557

Loss from operations	(11,171)	(19,164)	(21,609)
Other income (expense):
Interest expense	(335)	(238)	(219)
Interest income (expense) and other, net	(36)	450	1,257

Total other income (expense)	(371)	212	1,038

Net loss	(11,542)	(18,952)	(20,571)
Preferred stock accretion	—	—	(443)
Preferred stock dividend	(375)	—	—
Deemed dividend to preferred stockholders	(246)	—	—

Net loss applicable to common stockholders	$(12,163)	$(18,952)	$(21,014)

Basic and diluted net loss per share applicable to common stockholders	$(0.65)	$(1.03)	$(1.62)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	18,800	18,419	12,974

(1)
Excluding $84, $192 and $457 in amortization of deferred stock-based compensation for the years ended March 31, 2003, 2002, and 2001, respectively.

(2)
Excluding $11, $226 and $842 in amortization of deferred stock-based compensation for the years ended March 31, 2003, 2002, and 2001, respectively.

(3)
Excluding $80, $291 and $889 in amortization of deferred stock-based compensation for the years ended March 31, 2003, 2002, and 2001, respectively.

(4)
Excluding $287, $684 and $1,749 in amortization of deferred stock-based compensation for the years ended March 31, 2003, 2002, and 2001, respectively.

(5)
Excluding $860, $1,600 and $3,615 in amortization of deferred stock-based compensation for the years ended March 31, 2003, 2002, and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock				Accumulated Other Comprehensive Income (loss)	Notes Receivable from Stockholders
							Additional Paid-In Capital	Deferred Stock Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at March 31, 2000	5,455	$18,582	5,232	$6	4,055	$4	$28,843	$(3,459)	$(23)	$(135)	$(29,761)	$(4,525)
Accretion of Series C preferred stock	—	174	—	—	—	—	—	—	—	—	(174)	(174)
Accretion of Series D preferred stock	—	269	—	—	—	—	—	—	—	—	(269)	(269)
Issuance of common stock in initial public offering, net of issuance costs	—	—	—	—	3,000	3	26,368	—	—	—	—	26,371
Conversion of redeemable convertible preferred stock and convertible preferred stock to common stock	(5,455)	(12,916)	(5,232)	(6)	10,687	10	9,364	—	—	—	3,548	12,916
Redemption of Series C redeemable convertible preferred stock	—	(6,109)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	618	1	905	—	—	—	—	906
Issuance of common stock on net exercise of warrants	—	—	—	—	22	—	—	—	—	—	—	—
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Deferred stock compensation related to stock option grants	—	—	—	—	—	—	10,070	(10,070)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	7,552	—	—	—	7,552
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	—	(780)	780	—	—	—	—
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	—	—	—	—	—	(20,571)	(20,571)

Total comprehensive loss												(20,540)

Balance at March 31, 2001	—	$—	—	$—	18,382	$18	$74,770	$(5,197)	$8	$(143)	$(47,227)	$22,229

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(In thousands)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock				Accumulated Other Comprehensive Income (loss)	Notes Receivable from Stockholders
							Additional Paid-In Capital	Deferred Stock Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance at March 31, 2001	—	$—	—	$—	18,382	$18	$74,770	$(5,197)	$8	$(143)	$(47,227)	$22,229
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	377	1	320	—	—	—	—	321
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Write off of notes receivable from stockholders	—	—	—	—	—	—	—	—	—	55	—	55
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,993	—	—	—	2,993
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	—	(505)	505	—	—	—	—
Issuance of restricted common stock to officer as a bonus	—	—	—	—	—	—	114	(114)	—	—	—	—
Acceleration of option vesting	—	—	—	—	—	—	35	—	—	—	—	35
Issuance of options in consideration for service	—	—	—	—	—	—	20	—	—	—	—	20
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	(18,952)	(18,952)

Total comprehensive loss												(18,961)

Balance at March 31, 2002	—	—	—	—	18,759	19	74,754	(1,813)	(1)	(96)	(66,179)	6,684
Issuance of common stock under employee benefit plans, net of repurchases	—	—	—	—	131	—	55	—	—	—	—	55
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $268, and discount of $1,870	1,815	5,362	—	—	—	—	1,870	—	—	—	—	1,870
Deemed dividend to Series A redeemable convertible preferred stockholders	—	246	—	—	—	—	(246)	—	—	—	—	(246)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	—	—	(375)	—	—	—	—	(375)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,322	—	—	—	1,322
Reversal of deferred stock compensation for terminated employees	—	—	—	—	—	—	(139)	139	—	—	—	—
Issuance of options in consideration for service	—	—	—	—	—	—	8	—	—	—	—	8
Issuance of common stock to officer	—	—	—	—	163	—	—	—	—	—	—	—
Repayment of stockholder note receivable	—	—	—	—	—	—	—	—	—	96	—	96
Comprehensive Loss:
Unrealized income on short-term investments	—	—	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	(11,542)	(11,542)

Total comprehensive loss												(11,541)

Balance at March 31, 2003	1,815	$5,608	—	$—	19,053	$19	$75,927	$(352)	—	—	$(77,721)	$(2,127)

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2003	2002	2001
Operating activities
Net loss	$(11,542)	$(18,952)	$(20,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	1,322	2,993	7,552
Depreciation and amortization	1,737	1,572	877
Amortization of intangible assets	—	370	572
Restructuring charges	10	81	—
Issuance of options in consideration for services	8	20	—
Compensation expenses related to accelerated vesting of options	—	35	—
Changes in operating assets and liabilities:
Accounts receivable	518	272	(901)
Recognized income not yet billed	(32)	(58)	123
Other current assets	(359)	398	(329)
Prepaids and other assets	(45)	18	(70)
Accounts payable	(29)	123	226
Accrued expenses	(817)	971	487
Accrued compensation	(632)	504	238
Deferred revenue	1,568	1,161	326
Accrued interest and other	—	47	(174)

Net cash used in operating activities	(8,293)	(10,445)	(11,644)
Investing activities
Purchases of property and equipment	(216)	(1,409)	(2,638)
Purchases of short-term investments	—	(7,501)	(13,287)
Maturities of short-term investments	2,995	10,457	18,555
Transfer from (to) restricted cash	150	—	(150)
Acquisition of Metazoa.com	—	—	(352)

Net cash provided by investing activities	2,929	1,547	2,128
Financing activities
Proceeds from lease line	—	—	1,000
Proceeds from issuance of notes payable	750	4,500	—
Principal payments on notes payable	(1,406)	(75)	(2,218)
Principal payments on capital lease obligations	(660)	(614)	(456)
Proceeds from the issuance of common stock	55	321	27,277
Payments made on notes receivable from stockholders	96	—	—
Net proceeds from the issuance of redeemable convertible preferred stock	7,232	—	—
Dividends paid to preferred stockholders	(326)
Redemption of redeemable convertible preferred stock	—	—	(6,109)

Net cash provided by financing activities	5,741	4,132	19,494

Net (decrease) increase in cash and cash equivalents	377	(4,766)	9,978
Cash and cash equivalents at the beginning of the year	10,498	15,264	5,286

Cash and cash equivalents at the end of the year	$10,875	$10,498	$15,264

Supplemental disclosures of non cash activities
Property and equipment acquired under capital leases	—	—	1,000
Deferred stock compensation	—	114	10,070
Reversal of deferred stock compensation upon cancellation of unvested stock options	(139)	(505)	(780)
Discount on redeemable convertible preferred stock	(1,870)	—	—
Deemed dividend to preferred stockholders	246	—	—
Preferred stock dividend	49	—	—
Accretion of preferred stock	—	—	443
Conversion of preferred stock to common stock	—	—	9,374
Reversal of preferred stock accretion upon conversion	—	—	3,548
Supplemental disclosure of cash flow information
Cash paid for interest	$329	$245	$319
Cash paid for taxes	$36	$37	$30

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.     Description of Business

        Pharsight Corporation ("Pharsight" or the "Company") develops and markets integrated products and services that help pharmaceutical and biotechnology companies improve the drug development process. Pharsight's products and services combine proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics. Pharsight Corporation was incorporated in California on April 4, 1995 and reincorporated in Delaware in June 2000.

        Pharsight operates in only one business segment comprised of products and services to pharmaceutical and biotechnology companies to improve the drug development process. Sales are primarily generated in the United States and Europe through a direct field sales organization.

        As of March 31, 2003, Pharsight had working capital of $4.1 million and had stockholders' deficit of $2.1 million. During 2003, Pharsight used cash and cash equivalents in operating activities of $8.3 million. The net increase in cash from operating, investing and financing activities in 2003 was approximately $377,000. Management believes that its restructuring activities have reduced its ongoing operating expenses and that it will have sufficient working capital to support Pharsight's planned activities through fiscal year 2004. Pharsight is committed to the successful execution of its operating plan and will take further action as necessary to ensure the Company's cash resources are sufficient to fund Pharsight's presently anticipated operating losses and working capital requirements at least through fiscal 2004.

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

        There were no short-term investments for the year ended March 31, 2003. Gross realized gains and losses were insignificant for all periods presented.

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

Internal Use Software

        Pharsight accounts for internal use software costs, in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In accordance with SOP 98-1, Pharsight capitalizes costs to develop software for internal uses when preliminary development efforts are successfully completed and management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are also capitalized. All capitalized costs are included in property, plant and equipment and are amortized to expense over their expected useful lives.

Restricted Cash

        At March 31, 2002 the Company had $150,000 of restricted cash for a lease deposit on the Company's facilities. At March 31, 2003, there was no restricted cash because the lease for the Company's facilities was renegotiated and eliminated this requirement.

Deferred Revenue

        Deferred revenue is primarily comprised of license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed and fees for arrangements that include implementation services that have not been completed.

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

Revenue Recognition

        Pharsight's revenues are derived from two primary sources: initial and renewal fees for product licenses and scientific and training consulting services. Additionally, Pharsight had an insignificant amount of revenue from subscriptions related to Pharsight's information products in fiscal 2002.

        Pharsight's revenue recognition policy is in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," or SOP 97-2 as amended by Statement of Position No. 98-4, "Deferral of the Effective Date of SOP 97-2, "Software Revenue Recognition,' "or SOP 98-4, and Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions," or SOP 98-9. For each arrangement, Pharsight determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, Pharsight defers revenue recognition until such time as all of the criteria are met. Pharsight does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If Pharsight does not consider collectibility to be probable, Pharsight recognizes revenue when the fee is collected. No customer has the right of return.

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

        Pharsight also has arrangements that consist of licenses, PCS and implementation/installation services.    For arrangements involving a significant amount of services related to installation and implementation of the Company's software products, the Company recognizes revenue for the entire arrangement fee ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. The Company currently does not have vendor specific objective evidence for its PCS.

        Pharsight has arrangements for subscription fees to information products.    Pharsight recognizes revenue from the subscription to information products over the contract period, provided Pharsight has evidence of an arrangement, the price of the subscription is fixed or determinable and payment is reasonably assured. The subscription fees have been included in license revenues.

        Pharsight has one international distributor. There is no right of return or price protection for sales to the international distributor. Sales are made to the distributor using a sell-in model. Revenue from this distributor in fiscal 2003 was less than 2%. Revenues from this distributor for fiscal 2002 and 2001 were less than 1% of total revenues.

Shipping Costs

        The Company's shipping and handling costs are included under cost of license and renewal for all periods presented.

Research and Development

        Pharsight capitalizes eligible computer software costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2003 and 2002, such internal capitalizable costs were insignificant. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations.

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

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended March 31,
	2003	2002	2001
Net loss	$(11,542)	$(18,952)	$(20,571)
Preferred stock accretion	—	—	(443)
Preferred stock dividend	(375)	—	—
Deemed dividend to preferred stockholders	(246)	—	—

Net loss applicable to common stockholders	$(12,163)	$(18,952)	$(21,014)

Basic and diluted:
Weighted average common shares outstanding	18,843	18,559	13,317
Less weighted average common shares subject to repurchase	(43)	(140)	(343)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	18,800	18,419	12,974

Basic and diluted net loss per share applicable to common stockholders	$(0.65)	$(1.03)	$(1.62)

        The number of unvested and potential common shares excluded from the calculation of diluted net loss per share applicable to common stockholders at March 31, 2003, 2002, and 2001 is detailed in the following table (in thousands):

	March 31,
	2003	2002	2001
Outstanding options	3,113	4,452	3,541
Warrants	2,091	276	276
Redeemable convertible preferred stock	7,259	—	—

	12,463	4,728	3,817

        These instruments were excluded because their effect would be antidilutive.

Stock-Based Compensation

        The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

        Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "stock-based awards"), under the fair value method of that statement.

        The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2003	2002	2001	2003	2002	2001
Expected life (years)	.50	.50	.50	3.74	3.9	3.00
Expected stock price volatility	307.0%	127.0%	80.0%	198.0%	127.0%	80.0%
Risk-free interest rate	1.64%	2.80%	5.60%	2.58%	3.94%	4.25%

        For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards' vesting period. The Company's pro forma information is as follows (in thousands, except per share amount):

	Years Ended March 31,
	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(12,163)	$(18,952)	$(21,014)
Add back:
Stock-based employee compensation included in reported net loss	1,322	2,993	7,552
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(2,305)	(2,305)	(9,620)

Pro forma net loss applicable to common stockholders	$(13,146)	$(18,264)	$(23,082)

Basic and diluted net loss per share applicable to common stockholders, as reported	$(0.65)	$(1.02)	$(1.62)
Pro forma basic and diluted net loss per share applicable to common stockholders	$(0.70)	$(0.98)	$(1.78)

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

Other Comprehensive Income (Loss)

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight's only component of other comprehensive income (loss) is unrealized gain (loss) on available-for-sale marketable securities for the years ended March 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead an entity must perform an assessment of whether these assets are impaired as of the date of adoption and test for impairment at least annually in accordance with the provisions of Statement No. 142. The standards also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed annually for impairment. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 on April 1, 2002. The adoption of Statement No. 141 or 142 did not have a significant impact on the Company's financial position and results of operations.

        The following tables present net loss and loss per share applicable to common stockholders as reported and adjusted to exclude the amortization of goodwill and assembled workforce as if these items had not been amortized (in thousands except per share data).

	Year Ended March 31,
	2003		2002		2001
	Net Loss	Loss per share	Net Loss	Loss per share	Net Loss	Loss per share
Net loss applicable to common stockholders	$(12,163)	$(0.65)	$(18,952)	$(1.03)	$(21,014)	$(1.62)
Add back goodwill and assembled workforce amortization	—	—	222	0.01	126	0.01

Adjusted net loss applicable to common stockholders	$(12,163)	$(0.65)	$(18,730)	$(1.02)	$(20,888)	$(1.61)

Recent Accounting Pronouncements

Accounting for Costs Associated with Exit and Disposal Activities

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3 ("EIFT 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146. In addition, liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The restructuring activities initiated by the Company in November 2001, July 2002 and November 2002 have been accounted for under the provisions of EITF 94-3. The Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

Accounting for Stock-Based Compensation-Transition and Disclosure

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("Statement 148"). Statement 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement148 are effective for financial statements issued for fiscal years ending after December 15, 2002 for interim periods beginning after December 15, 2002. Accordingly, the Company adopted the disclosure provisions of this statement in its financial statements of fiscal year 2003.

Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

        In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. In addition, the Company is required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe FIN 45 will have a material effect on the Company's operations, financial position or cash flows.

3. Property and Equipment

        Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2003	2002
Furniture and fixtures	$647	$647
Computers and equipment	5,286	5,125
Leasehold improvements	188	180

	6,121	5,952
Accumulated depreciation and amortization	(4,944)	(3,244)

	$1,177	$2,708

        Property and equipment includes assets acquired under capital lease obligations with a cost of $2,491,000 at March 31, 2003 and 2002, and accumulated amortization of $2,343,000 and $1,933,000 at March 31, 2003 and 2002, respectively.

        Depreciation expense was $1,327,000, $924,000 and $163,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

        Amortization expense of assets acquired under capital lease obligations was $410,000, $648,000 and $714,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

4. Acquisition

        In February 2001, Pharsight acquired the assets of Metazoa.com, a privately held company that develops collaborative software for the life science research community. Pharsight purchased the assets of Metazoa.com for cash of $250,000 and incurred acquisition expenses of $102,000. The assets acquired were as follows (in thousands):

Core technology	$125
Assembled workforce	125
Goodwill	102

Total	$352

        The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified intangible assets. In February 2001, Pharsight began amortizing goodwill, core technology and assembled workforce on a straight-line basis over the estimated useful lives of these assets of two to three years. These intangible assets were fully amortized as of March 31, 2002.

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

        Pharsight sells primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers' financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. Pharsight analyzes the need for reserves for potential credit losses and records reserves when necessary. It maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable. To date, Pharsight has not experienced any significant losses with respect to these balances. For the year ended March 31, 2002, Pharsight wrote-off $1,000 against the allowance for doubtful accounts. For the year ended March 31, 2003, there was no write-off to the allowance for doubtful accounts.

        One customer accounted for 18%, 20% and 11% of total revenues for the year ended March 31, 2003, 2002, and 2001, respectively. Another customer accounted for 10% of total revenues for the year ended March 31, 2003. A third customer represented 17% of total revenues for the year ended March 31, 2001.

        Two customers comprised 16% and 13% of accounts receivable at March 31, 2003. No customers comprised more than 10% of accounts receivable at March 31, 2002.

6. Debt

        Pharsight has entered into various noncancelable capital lease agreements for equipment and software through a series of sale-leaseback transactions. Capital lease obligations represent the present value of future rental payments under these leases.

        During the year ended March 31, 2002, Pharsight borrowed $3.5 million from its Silicon Valley Bank term loan. The secured term loan principal is payable over forty-eight months, beginning in July 2002, interest is accrued at 1.25% above prime and is payable monthly from the date of borrowing. During the year ended March 31, 2002, Pharsight also borrowed $1 million from its secured revolving credit facility. This secured revolving credit facility expires in June 2003; interest is accrued at 1.00% above prime and is payable monthly from the date of borrowing.

        In June 2001, Pharsight extended and enhanced the previously unused credit facilities with Silicon Valley Bank. Pharsight had up to $7.5 million available under three different facilities (less any amounts drawn down). The credit facilities include $2.5 million of secured revolving credit against 80% of eligible domestic accounts receivable, $1.5 million of secured revolving credit against 90% of eligible foreign accounts receivable and $3.5 million in a term loan secured by certain assets of the Company, excluding intellectual property. The current secured revolving credit facilities for both domestic and foreign accounts receivable expire in June 2003. Please see Note 15 regarding renewal of these credit facilities.

        During fiscal 2003, the following financial covenants applied to Pharsight's Silicon Valley Bank loan facilities: quick ratio greater than 1.0; remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and annual cumulative net loss within 20% of Pharsight's plan, measured at specific quarterly intervals. On October 23, 2002, Pharsight obtained a modification to its Silicon Valley Bank loan agreement. This modification revised Pharsight's allowable net losses for the second half of fiscal 2003. Pharsight is in compliance with each of these covenants as of March 31, 2003.

        Future minimum lease payments under notes payable and capital leases at March 31, 2003 are as follows (in thousands):

	Notes Payable	Capital Leases
2004	$1,875	$313
2005	875	57
2006	875	—
2007	219	—

Total minimum payments	3,844	370
Less amounts representing interest	—	(20)

Present value of minimum lease payments	3,844	350
Less current portion	(1,875)	(295)

Long-term portion	$1,969	$55

        No amounts representing interest on the notes payable have been calculated in the above table, as the related interest is variable.

7. Commitments and Contingencies

Operating Leases

        Pharsight leases its office facilities and certain equipment under noncancelable operating leases expiring through 2006. Minimum annual rental commitments, excluding sublease income and including facilities under restructurings, at March 31, 2003 are as follows (in thousands):

2004	$862
2005	484
2006	291

Total minimum payments	$1,637

        Sublease income, excluding sublease income related to a facility under the restructurings, for the year ended March 31, 2003 and 2002, was approximately $309,000 and $939,000, respectively. These amounts have been reflected as a reduction of operating expenses. Pharsight expects to receive sublease payments of approximately $75,000 in fiscal 2004.

        Rent expense, net of sublease income, was $1,265,000, $1,344,000 and $1,383,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

Legal Claims

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on its financial position, result of operations, or cash flows.

8. Restructuring Charge

        During the year ended March 31, 2002, the Company implemented a restructuring program to better align operating expenses with anticipated revenues. The Company recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs. The restructuring program resulted in the reduction in force across all company functions of approximately 14%, or 20 employees. As of March 31, 2002, all 20 employees had been terminated as a result of the program. The restructuring actions did not impact the resources assigned to develop and support current and future Pharsight Knowledgebase Server™, WinNonlin®, WinNonMix® and Trial Simulator™ product families. At March 31, 2003, the Company had $16,000 of accrued restructuring costs related to monthly lease expenses for one of the two facilities that were exited during the year ended March 31, 2002, and other exit costs. The restructuring accrual is included within Accrued Expenses in the balance sheets.

        During the year ended March 31, 2003, the Company announced that it was taking two additional actions intended to help further reduce operating expenses across all non-core functional areas. These actions were initiated in July 2002 (the "July 2002 Restructuring Plan") and November 2002 (the "November 2002 Restructuring Plan"). The July 2002 Restructuring Plan included a total reduction of 18 employees, all 18 employees had been terminated as of March 31, 2003. The November 2002 Restructuring Plan included a total reduction in force of 19 employees and the closure of two remote office locations. As of March 31, 2003, all of the employees had been terminated. In July 2002 and November 2002, the Company recorded $324,000 and $364,000 in restructuring charges, respectively, representing employee severance costs and facility exit costs. At March 31, 2003, the Company had $45,000 and $23,000 of remaining accrued restructuring costs associated with the July 2002 Restructuring Plan and the November 2002 Restructuring Plan, respectively. The accrued costs are related to employee severance to be paid out in the first quarter of fiscal 2004 and monthly lease expenses for the two vacated facilities to be paid out in the first and second quarter of fiscal 2004. The restructuring accrual is included within Accrued Expenses in the balance sheets.

        The following table depicts the restructuring activity during the year ended March 31, 2003 (in thousands):

	Expenditures
Category	Balance at March 31, 2002	Additions	Cash	Non-Cash	Adjustments	Balance at March 31, 2003
December 2001 Restructuring
Vacated facilities and operating assets	$243	$—	$(169)	$—	$(58)	$16
Other costs	6	—	—	(2)	(4)	—
July 2002 Restructuring
Employment related	—	324	(212)	—	(67)	45
November 2002 Restructuring
Employment related	—	293	(290)	—	(3)	—
Vacated Facilities	—	71	(40)	(8)	—	23

Total	$249	$688	$(711)	$(10)	$(132)	$84

        The following table depicts the restructuring activity during the year ended March 31, 2002 (in thousands):

	Expenditures
Category	Balance at March 31, 2001	Additions	Cash	Non-Cash	Adjustments	Balance at March 31, 2002
December 2001 Restructuring
Vacated facilities and operating assets	$—	$402	$(78)	$(81)	—	$243
Employee severance	—	253	(253)	—	—	—
Other costs	—	21	(15)	—	—	6

Total	$—	$676	$(346)	$(81)	—	$249

9. Stockholders' Equity

Series C and Series D Redeemable Convertible Preferred Stock

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

Preferred Stock

        In August 2000, upon completion of the Company's initial public offering, all outstanding preferred stocks converted to common stock.

        As of March 31, 2003 Pharsight is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors designated 2,000,000 shares as Series A preferred stock and 1,200,000 shares as Series B preferred stock. The Board of Directors may determine the rights and preferences of the remaining 1,800,000 shares of preferred stock, subject to limitations provided pursuant to the terms of the Series A and Series B preferred stock.

Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

        On June 26, 2002 and September 11, 2002, the Company completed a private placement of 1,814,662 units (each a "Unit," and, collectively, the "Units") for an aggregate purchase price of $7.5 million to certain entities affiliated with the Company's existing stockholders. The sale and issuance of the Units were made pursuant to a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") and closed in two phases. The first phase was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million. The second phase was completed on September 11, 2002, pursuant to which the Company sold an aggregate of 1,052,742 Units for an aggregate purchase price of $4.35 million. Each Unit consists of one share of the Company's Series A redeemable convertible preferred stock (the "Series A Preferred") and a warrant to purchase one share of common stock (each a "Warrant," and, collectively, the "Warrants").

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

Registration Rights

        Pursuant to the Purchase Agreement, within 55 days following the initial closing, the Company agreed to use its best efforts to prepare and file a registration statement on Form S-3 (the "Registration Statement") for the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the Warrants (the "Shares"), and to use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the initial closing.

        The Company caused the Registration statement to be declared effective on October 31, 2002. In the event that the Company shall fail to keep the Registration Statement effective (other than pursuant to the permissible suspension periods or waivers granted by the holders of the Preferred Stock), the Company shall pay to the holders of Preferred Stock as liquidated damages the amount of 1% per month of the aggregate purchase price for the Shares remaining to be sold pursuant to the Registration Statement.

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

Summary of Certain Preferred Stock and Warrant Accounting

        Due to the nature of the redemption features of the Series A Preferred, the Company excluded the Series A Preferred from stockholders' equity in its financial statements.

        The amount representing the Series A Preferred with total gross proceeds of $7.5 million was discounted by a total of $2.1 million, including $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $268,000 representing issuance costs. The $1.3 million value of the Warrants is subject to accretion over the 5-year redemption period. After reducing the proceeds by the value of the Warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The discounted conversion price for each of the two closings is compared to the fair market value of the Company's common stock on June 26, 2002 (the date of issuance of the Series A Preferred) and September 6, 2002 (the date of the shareholder vote approving the second closing) resulting in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of the Company's common stock and the discounted conversion price. The beneficial conversion feature of $585,000 is subject to accretion over the 5-year redemption period. Issuance costs of $268,000 were accounted for as a discount on the redeemable Preferred Stock and are also subject to accretion over the 5-year redemption period.

        The net discounted value for the Series A Preferred of $5.6 million is recorded as a long-term liability as of March 31, 2003 with the corresponding aggregate value of the Warrants and the beneficial conversion feature of $1.9 million ($1.3 million plus $585,000) recorded as additional-paid-in-capital within equity.

        Deemed dividends were recorded by the Company for the year ended March 31, 2003 totaling approximately $246,000, in aggregate representing accretion of the discount resulting from the value of Warrants, the value of the beneficial conversion feature and the issuance costs. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

        Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were approximately $375,000 for the year ended March 31, 2003. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Common Stock

        Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2003, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	2,091
Stock option plans	7,214
Employee stock purchase plan	1,071
Redeemable convertible preferred stock	7,259

17,635

        Pharsight has sold common stock pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. Pharsight has a right to repurchase the shares at the original sale price, which generally expires at the rate of 25% after one year and 2.0833% per month thereafter.

        For the year ended March 31, 2000, Pharsight sold 2,981,000 restricted shares. For the year ended March 31, 1999, Pharsight sold 2,169,000 restricted shares. At March 31, 2003 and 2002, 11,000 and 76,000 shares were subject to repurchase.

Notes Receivables from Stockholders

        Pharsight loaned an officer $12,000 in July 1996 and $10,000 in June 1998 in connection with the purchase of common stock. Interest on each of these loans was 6.74% and 5.77% per year, respectively, and compounds annually. The principal and accrued interest on each of these was due in July 2001 and June 2003, respectively, and could be prepaid without penalty. The promissory notes become due and payable 30 days after the officer's employment was terminated. In addition, Pharsight loaned the officer $23,000 in July 1999 to purchase additional shares of common stock. The interest on this loan was 6% per year, with the principal and accrued interest due in May 2003. The officer was on leave from Pharsight from October 2001 to October 2002, and officially left the company in October 2002. These notes were written off in fiscal 2002.

        In January 1998 Pharsight loaned an officer $75,000 in connection with the purchase of common stock. The interest on this loan was 5.93% per year and compounds annually. The principal and accrued interest was due in December 2002 and could be prepaid without penalty. The note was full recourse and the shares of common stock purchased were pledged as repayment of the loans. This loan was paid in full in December 2002.

Warrants

        In connection with various convertible promissory notes and loan agreements entered into throughout fiscal 1999, Pharsight issued warrants to purchase 272,000 shares of common stock at exercise prices ranging from $0.25—$3.27 per share. The fair value assigned to these warrants was immaterial. As of March 31, 2003, all of these warrants remained outstanding. The warrants expire on August 9, 2005.

        In connection with certain equipment leases, Pharsight issued a warrant to purchase 4,000 shares of common stock at an exercise price of $7.20 per share in fiscal 2001. The fair value assigned to these warrants was immaterial. At March 31, 2003, all of these warrants remained outstanding. The warrants expire on August 2005.

        The following table depicts warrant activity (in thousands) for the three years ended March 31, 2003.

Number of Warrants Outstanding
Balance at March 31, 2000	272
Warrants granted	4

Balance at March 31, 2001	276
Warrants granted	—

Balance at March 31, 2002	276
Warrants granted	1,815

Balance at March 31, 2003	2,091

10.   Stock-Based Benefit Plans

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

        Pharsight initially reserved 4,000,000 shares for grant under the Incentive Plan. On each January 1, the number of shares reserved will increase automatically by the least of 5% of the total number of common shares outstanding on that date, 2,000,000 shares or such fewer number of shares as determined by the Board of Directors. On January 1, 2002, an additional 932,000 shares were reserved for issuance under the Incentive Plan. The number of shares reserved for issuance did not change on January 1, 2003.

        In April 2001, the Board of Directors approved the UK Company Share Option Plan ("UK Plan"). The UK Plan became effective upon approval of its terms by the Inland Revenue of the United Kingdom ("Inland Revenue"). The UK Plan provides for the granting of stock options to Eligible

Employees (as defined in the UK Plan). Pharsight has reserved 200,000 shares for grant under the UK Plan.

        Under the UK Plan, the Board of Directors determines the term of each award and the award price (subject to the approval of Inland Revenue). The exercise price of all options may not be less than the fair market value on the date of the grant. In general, stock options vest over a four-year period, 25% on the first anniversary of the grant and ratably on a monthly basis.

        Under the UK Plan, any option granted to an Eligible Employee shall be limited and take effect so that, immediately following such grant, the aggregate Market Value of all the shares which he may acquire on the exercise in full of all unexercised options then held by him under the UK Plan and any share option plan (other than a savings-related share option plan) approved by the Inland Revenue under Schedule 9 and adopted by the Company or any Associated Company (as defined in the Plan) of the Company, shall not exceed 30,000 English Pounds. There have been no shares issued under the UK Plan.

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

        In May 2000, the Board of Directors adopted the 2000 CEO Non-Qualified Stock Option Plan ("CEO Plan"). The sole person eligible to receive an option under the CEO Plan was Pharsight's former Chief Executive Officer, who received an option to purchase all 443,000 shares reserved for issuance under the CEO Plan. The exercise price of the options was $6.83, which was 105% of the fair market value on the date of grant. The options vest in equal monthly installments over 34 months. In certain change in control circumstances, a surviving or acquiring corporation may either assume all outstanding options under the CEO Plan or substitute other awards for the outstanding options. If the surviving or acquiring corporation does not assume or substitute other awards for the options outstanding under the CEO Plan, then the vesting will accelerate and the options will terminate prior to the change in control if they are not otherwise exercised. At March 31, 2003, 287,000 options remained outstanding under the CEO Plan, and 156,000 options had been cancelled.

        A summary of Pharsight's stock option activity and related information for the three years, in the period ended March 31, 2002, is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at March 31, 2000	1,835	$1.06
Options granted	2,470	5.70
Options exercised	(521)	0.96
Options canceled	(243)	3.87

Balance at March 31, 2001	3,541	4.09
Options granted	2,121	1.89
Options exercised	(298)	0.57
Options canceled	(912)	3.79

Balance at March 31, 2002	4,452	3.34
Options granted	668	0.80
Options exercised	(77)	0.26
Options canceled	(1,930)	3.26

Balance at March 31, 2003	3,113	$2.91

        At March 31, 2003, 2002, and 2001, 4,101,000, 3,443,000 and 4,061,000 shares were available for future option grants, respectively.

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2003 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.10 - $ 0.80	535	7.61	$0.49	230	$0.29
$0.82 - $ 1.05	531	9.06	$0.92	182	$0.91
$1.25 - $ 1.80	617	8.45	$1.72	247	$1.68
$1.95 - $ 3.75	523	8.22	$2.41	417	$2.31
$3.88 - $10.00	907	7.15	$6.61	786	$6.65

$0.10 - $10.00	3,113	7.99	$2.91	1,862	$3.67

        At March 31, 2002 and 2001, options to purchase 1,395,000 and 1,141,000 shares were exercisable, respectively.

Employee Stock Purchase Plan

        In April 2000, the Board of Directors adopted and in May 2000, the stockholders approved, the 2000 Employee Stock Purchase Plan ("Purchase Plan"). The Purchase Plan became effective upon Pharsight's initial public offering in August 2000.

        Pharsight has reserved 600,000 shares for issuance under the Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the least of 1.5% of the number of shares of common stock outstanding on that date, 600,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2002 the number of shares reserved under the Purchase Plan increased by 280,000. The number of shares reserved did not change on January 1, 2003. Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 54,000 and 79,000 in 2003 and 2002, respectively. As of March 31, 2003, 941,000 shares remain available for future issuance.

        In April 2001, the Board of Directors adopted the 2001 UK Employee Stock Purchase Plan ("UK Purchase Plan"). The UK Purchase Plan became effective immediately. Pharsight has reserved 130,000 shares for issuance under the UK Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the least of 1.5% of the number of shares of common stock outstanding on that date, 130,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2003 and 2002, the number of shares reserved under the UK Purchase Plan did not increase. Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the UK Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. There were no shares of common stock issued under the UK Purchase Plan in 2003 and 2002. As of March 31, 2003, 130,000 shares remain available for future issuance.

        The weighted average grant date fair value of stock options, as calculated using the Black Scholes model under FAS 123, was as follows:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2003	2002	2001	2003	2002	2001
Weighted average fair value	$1.69	$1.42	$2.21	$0.74	$1.53	$3.47

Deferred Compensation

        During the years ended March 31, 2001 and 2000, Pharsight recorded aggregate deferred compensation of $10,070,000 and $5,400,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of Pharsight's common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options. During the year ended March 31, 2002, Pharsight recorded deferred stock compensation of $114,000 representing the intrinsic value of a certain stock award issued to an officer as a bonus. Pharsight amortized $1,322,000, $2,993,000 and $7,552,000 of deferred compensation for the years ended March 31, 2003, 2002, and 2001.

        The amount of deferred stock compensation to be amortized in future periods, ending March 31, is as follows (in thousands):

2004	$320
2005	$32

Options Issued to Consultants and Scientific Advisory Board Members

        During fiscal 2003, Pharsight granted additional options to purchase 5,000 shares of common stock to members of the Scientific Advisory Board at an exercise price of $1.67. These options were fully vested at the date of grant and are exercisable for 10 years. Pharsight valued these options at $7,800 using the Black-Scholes valuation model assuming fair value of the common stock being $1.67 per share, a risk-free interest rate of 1.65%, a volatility factor of 127% and a life of 10 years. Pharsight recorded the fair value of these options as a charge to operations for the year ended March 31, 2003.

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

        During fiscal 2001, Pharsight granted additional options to purchase 23,000 shares of common stock to consultants and members of the Scientific Advisory Board at exercise prices ranging from $3.00 to $3.88. 11,000 and 20,000 of these options had vested as of March 31, 2003 and 2002, respectively. Pharsight valued these options at $50,000, being their fair value estimate using the Black-Scholes valuation model assuming fair values of common stock ranging from $3.00 to $4.00 per share, a risk-free interest rate of 6.00%, a volatility factor of 80.0% and lives ranging from 5 to 7 years. Pharsight recorded the fair value of these options as a charge to operations for the year ended March 31, 2001. The fair value assigned to these warrants in fiscal 2003 was immaterial.

        As of March 31, 2000, Pharsight had granted options to purchase 32,000 shares of common stock to consultants and members of the Scientific Advisory Board at exercise prices ranging from $0.35 to $4.35 per share. The options were granted in exchange for consulting and advisory services to be rendered and vest over four to five years. Pharsight valued these options at $275,000, being their fair value estimated using the Black-Scholes valuation model assuming fair values of common stock ranging from $2.94 to $10.40 per share, a risk-free interest rate of 6.25%, a volatility factor of 50% and a life of 10 years. The value of these options is being amortized over the vesting period. The fair value assigned to these warrants in fiscal 2003 was immaterial.

Accelerated Vesting of Stock Options

        During fiscal year 2002 the Company accelerated the vesting of stock options of certain terminated employees and a former board member and recorded a compensation charge of $35,000 relating to the re-measurement of these options as of the date of the modification.

11.   Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	March 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$20,900	$18,100
Research and development tax credits	1,100	900
Capitalized research and development	900	900
Amortization of intangible assets	100	100
Other	1,000	600

Total deferred tax assets	24,000	20,600
Valuation allowance	(24,000)	(20,600)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets increased by approximately, $3,400,000, $7,300,000, and $4,800,000 in the year ended March 31, 2003, 2002, and 2001, respectively.

        As of March 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $58,000,000 and $19,000,000 respectively, which begin to expire in the years 2005 through 2023.

        The Company had federal and state research and development tax credits of approximately $800,000 and $500,000 respectively. The federal research and development credits begin to expire in 2011 through 2023 and the state credits carryforward indefinitely.

        Utilization of the Company's net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

12.   Segment Information

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

        Revenues from sales to customers by major geographic area for the years ended March 31 were (in thousands):

	Years Ended March 31,
	2003	2002	2001
United States	$10,797	$9,092	$8,183
Europe	2,735	4,574	3,219
Other	436	583	546

	$13,968	$14,249	$11,948

        No foreign country accounted for 10% or more of the Pharsight's total revenues in the years ended March 31, 2003, 2002, and 2001. All of the Pharsight's significant long-lived assets are located within the United States.

13.   401(k) Plan

        Pharsight has a 401(k) plan, which covers all employees. Pharsight's contributions to the plan are discretionary. Through March 31, 2003, Pharsight has made no contributions to the plan.

14.   Warranties

        The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB's Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The Company's software products' media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company also provides for a limited performance warranty for its software products for a period of 90 days from the date of installation at the customer premises, if used as permitted under the signed agreement and in accordance with the Company documentation. The sole remedy that the Company provides is that it will, at its own expense, use commercially reasonable efforts to correct any reproducible error in the software during the warranty period, and if it determines that it is unable to correct the error, the Company will refund the license fee paid for the nonconforming component of the licensed software. The Company's services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer's signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has not provided for a warranty accrual in all periods presented. To date, the Company's product warranty expense has not been significant.

        The Company generally agrees to indemnify its customers against legal claims that the Company's PKS software product infringes certain third-party intellectual property rights and accounts for its indemnification obligation under FAS 5. In the event of such a claim, the Company is obligated to pay those costs and damages finally awarded against customer in any such action that are specifically attributable to such claim, or those costs and damages agreed to in a monetary settlement of such action. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, in general, to refund the cost of the software paid to date upon the customer's return of the software product. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs in all periods presented.

15.   Subsequent Events

        In May 2003, Pharsight extended its secured revolving credit facility agreement with Silicon Valley Bank for an additional year. Pharsight has $2.0 million available under two accounts receivable facilities. These include $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable. Pharsight continues to have $1.0 million of the accounts receivable facility utilized. The following financial covenants apply to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of the Company's plan, measured monthly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning our directors will be contained under the caption "Proposal 1—Election of Directors" in our definitive Proxy Statement (our "Proxy Statement") with respect to our Annual Meeting of Stockholders, to be held on August 14, 2003, and is incorporated by reference into this report. Information concerning our Executive Officers is set forth in Item 1 under the caption "Executive Officers of the Registrant." Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required under this item is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this item, other than as set forth in this item below, is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth the number of shares subject to grants under, and available for grant under, our equity compensation plans as of March 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)	4,905,857	$1.98	4,873,093
Equity compensation plans not approved by security holders(2)	317,360	6.32	299,125

Total	5,223,217	$2.24	5,172,218

(1)
Includes the 1995 Stock Option Plan, 1997 Stock Option Plan, 2000 Equity Incentive Plan, and the 2000 Employee Stock Purchase Plan.

(2)
Includes the 2000 CEO Non-Qualified Stock Option Plan, UK Company Share Option Plan, and the 2001 UK Employee Stock Purchase Plan.

        The following is a description of our equity incentive plans not approved by our stockholders:

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

2001 UK Employee Stock Purchase Plan

        Our Board of Directors adopted the 2001 UK Employee Stock Purchase Plan on April 24, 2001. We have authorized the issuance of 130,000 shares of our Common Stock pursuant to purchase rights granted under the plan. As of March 31, 2003, no shares have been issued pursuant to the purchase plan and 130,000 shares remain available for grant. On each January 1, starting with January 2002, the share reserve will automatically be increased by a number of shares equal to the lesser of: 1.5% of our then outstanding shares of common stock; 130,000 shares; or such fewer number of shares determined by the Board.

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

UK Company Share Option Plan

        Our Board of Directors initially adopted our UK Company Share Option Plan on April 24, 2001. We have reserved a total of 200,000 shares of our Common Stock for issuance under the UK Company Share Option Plan. As of March 31, 2003, under the UK Company Share Option Plan (a) options to purchase 30,875 shares of common stock were outstanding and (b) no options have been exercised. The UK Company Share Option Plan provides that it will be administered by the Board, or a committee appointed by the Board, which determines recipients and types of options to be granted, including number of shares under the option and the exercisability of the shares.

        Transactions not involving our receipt of consideration, such as a capitalization, consolidation, subdivision or reduction of share capital, may change the class and number of shares subject to the option plan and to outstanding options. The Board will adjust outstanding options as to the class, number of shares and price per share applicable to such options.

        In the event of a change of control (as defined in section 840 of the United Kingdom's Income and Corporation Taxes Act of 1988), all outstanding options shall be accelerated in full. Pursuant to agreement between an option holder and the surviving entity, outstanding options may be substituted for by the surviving entity. The vesting and exercisability of all other options will terminate the earlier of the end of the option period or six months from the time when the corporate transaction occurs.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item is incorporated by reference from our definitive proxy statement to be filed with respect to the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

        Limitations on the Effectiveness of Controls.    Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will provide absolute assurance that all errors will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pharsight have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Evaluation of Disclosure Controls and Procedures.    As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Shawn O'Connor, and our Chief Financial Officer, Charles Faas, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Mr. O'Connor and Mr. Faas, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to March 31, 2003.

        Non-Audit Services.    Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The only non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP are the preparation of tax returns, and tax advice in preparing for and in connection with such filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

        Reference is made to page 32 under "Item 8 Financial Statements and Supplementary Data" for a list of all financial statements and schedules filed as a part of this report.

  2.
  Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits

        The exhibits listed under Item 16(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)
Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2003.

(c)
Exhibits

        The following exhibits are filed with this report:

Exhibit Number	Description Of Document
3.2(6)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
3.4(6)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.1*	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier.
10.2*	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998.
10.3*	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc.
10.4*	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier.
10.8*	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation.
10.12*(2)	Promissory note, dated as of July 25, 1996 from Robin Kehoe in favor of Pharsight.
10.13*(2)	Promissory note, dated as of June 2, 1998, from Robin Kehoe in favor of Pharsight.
10.14*(2)	Promissory note, dated as of June 15, 1999 from Robin Kehoe in favor of Pharsight.
10.15*(2)	Promissory note, dated as of January 25, 1998, from Daniel Weiner in favor of Pharsight.
10.16*(2)	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors.

10.17*(2)	Pharsight's 1997 Stock Option Plan.
10.18*(2)	Pharsight's 1995 Stock Option Plan.
10.19*(2)	Pharsight's 2000 Equity Incentive Plan and related documents.
10.20*(2)	Pharsight's 2000 Employee Stock Purchase Plan and related documents.
10.21*(2)	2000 CEO Non-Qualified Stock Option Plan.
10.22(2)(4)	Employment Letter, dated September 26, 2001, between the Company and Mark Robillard
10.23(2)(5)	Severance Agreement, Dated November 16, 2001, between the Company and Michael Emley
10.24(2)(5)	Employment Letter, Dated December 14, 2001, between the Company and Robin Kehoe
10.25(2)(5)	Services Agreement, Dated October 4, 2001, between the Company and David Powell, Inc.
10.26(3)	Loan and Security Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.1(3)	Negative Pledge Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.2(3)	Notice of Pledge and Security, dated June 28, 2001, by and among Pharsight, Morgan Stanley & Co. Incorporated and Silicon Valley Bank.
10.27(3)	Export-Import Bank Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.27.1(3)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.28(2)(6)	Employment Letter, Dated February 5, 2002, between the Company and Michael Perry
10.29(6)	Loan Modification Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.29.1(6)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.30(6)	Loan Modification Agreement, dated as of June 13, 2002, by and between Pharsight and Silicon Valley Bank.
10.31(6)	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002.
10.32(6)	Form of Warrant for the Purchase of Shares of Common Stock.
10.33(6)	Loan Modification Agreement, dated June 26, 2002 by and between Pharsight and Silicon Valley Bank.
10.34(2)(7)	Employment Letter, dated August 16, 2002, between Company and John Wehrli.
10.35(2)(7)	Employment Letter, dated August 16, 2002, between Company and Charles Faas.
10.36(2)(7)	Employment Letter, dated August 19, 2002, between Company and Robert Powell.
10.37(2)(7)	Employment Letter, dated August 20, 2002, between Company and Arthur Reidel.
10.38(2)(7)	Employment Letter, dated September 4, 2002, between Company and Shawn O'Connor.

10.39(2)(7)	Employment Letter, dated September 27, 2002, between Company and Daniel Weiner.
10.40(7)	Loan Modification Agreement, dated as of October 23, 2002, by and between Pharsight Corporation and Silicon Valley Bank.
10.41(8)	Letter Agreement dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group.
10.42	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement and Waiver, dated February 13, 2003.
10.43(2)	Severance Agreement, Dated February 26, 2003, between the Company and Michael Perry.
10.44(2)	Employment Letter, dated March 6, 2003, between Company and Charles Faas.
10.45(2)	Employment Letter, dated March 20, 2003, between Company and Shawn O'Connor.
10.46(2)	Separation Agreement, dated March 21, 2003, between Company and Michael Schwartz.
10.47	Letter Agreement dated May 22, 2003 between Pharsight Corporation, Alloy Ventures and Sprout Group
10.48	Loan Modification Agreement, dated as of May 28, 2003, by and between Pharsight Corporation and Silicon Valley Bank.
10.49	Third Amendment to the Lease dated June 11, 1998 by and between Asset Growth Partners Ltd. as Lessor and Pharsight Corporation as Lessee, dated January 31, 2003
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see signature page hereof).
99.1	Certification by the CEO and CFO of Pharsight Corporation.

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

(6)
Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission No. 000-31253) for the period ended March 31, 2002.

(7)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended September 30, 2002.

(8)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended December 31, 2002.

(d)
FINANCIAL STATEMENT SCHEDULES.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
PHARSIGHT CORPORATION
March 31, 2003
(amounts in thousands)

Description	Balance as of Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance as of End of Year
Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$—	$—	$94
Year ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$95	$—	$1	$94
Year ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$27	$98	$30	$95

(1)
represents amounts written-off as uncollectible

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on the 9th day of June 2003.

PHARSIGHT CORPORATION
By:	/s/ SHAWN M. O'CONNOR Shawn M. O'Connor Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shawn M. O'Connor and Charles K. Faas, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ SHAWN M. O'CONNOR Shawn M. O'Connor	President, Chief Executive Officer (Principal Executive Officer) & Director	June 9, 2003
/s/ CHARLES K. FAAS Charles K. Faas	Vice President, Finance and Chief Financial Officer	June 9, 2003
/s/ ARTHUR H. REIDEL Arthur H. Reidel	Chairman of the Board	June 9, 2003
/s/ STEVEN D. BROOKS Steven D. Brooks	Director	June 9, 2003
/s/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	June 9, 2003
/s/ ROBERT B. CHESS Robert B. Chess	Director	June 9, 2003
/s/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 9, 2003
/s/ DEAN O. MORTON Dean O. Morton	Director	June 9, 2003
/s/ W. FERRELL SANDERS W. Ferrell Sanders	Director	June 9, 2003

CERTIFICATIONS

I, Shawn M. O'Connor, certify that:

        1.     I have reviewed this annual report on Form 10-K of Pharsight Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SHAWN M. O'CONNOR Shawn M. O'Connor Chief Executive Officer

Date: June 9, 2003

I, Charles K. Faas, certify that:

        1.     I have reviewed this annual report on Form 10-K of Pharsight Corporation;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES K. FAAS Charles K. Faas Chief Financial Officer

Date: June 9, 2003

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
3.2(6)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3*	Bylaws of Pharsight.
3.4(6)	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2*	Amended and Restated Investors' Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
4.3	Reference is made to Exhibits 10.31 and 10.32.
10.1*	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier.
10.2*	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998.
10.3*	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc.
10.4*	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier.
10.8*	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation.
10.12*(2)	Promissory note, dated as of July 25, 1996 from Robin Kehoe in favor of Pharsight.
10.13*(2)	Promissory note, dated as of June 2, 1998, from Robin Kehoe in favor of Pharsight.
10.14*	Promissory note, dated as of June 15, 1999 from Robin Kehoe in favor of Pharsight.
10.15*	Promissory note, dated as of January 25, 1998, from Daniel Weiner in favor of Pharsight.
10.16*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors.
10.17*	Pharsight's 1997 Stock Option Plan.
10.18*	Pharsight's 1995 Stock Option Plan.
10.19*	Pharsight's 2000 Equity Incentive Plan and related documents.
10.20*	Pharsight's 2000 Employee Stock Purchase Plan and related documents.
10.21*	2000 CEO Non-Qualified Stock Option Plan.
10.22(2)(4)	Employment Letter, dated September 26, 2001, between the Company and Mark Robillard
10.23(2)(5)	Severance Agreement, Dated November 16, 2001, between the Company and Michael Emley
10.24(2)(5)	Employment Letter, Dated December 14, 2001, between the Company and Robin Kehoe
10.25(2)(5)	Services Agreement, Dated October 4, 2001, between the Company and David Powell, Inc.
10.26(3)	Loan and Security Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.

10.26.1(3)	Negative Pledge Agreement, dated as of June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.26.2(3)	Notice of Pledge and Security, dated June 28, 2001, by and among Pharsight, Morgan Stanley & Co. Incorporated and Silicon Valley Bank.
10.27(3)	Export-Import Bank Loan and Security Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.27.1(3)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated June 13, 2001, by and between Pharsight and Silicon Valley Bank.
10.28(2)(6)	Employment Letter, Dated February 5, 2002, between the Company and Michael Perry
10.29(6)	Loan Modification Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.29.1(6)	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of June 18, 2002, by and between Pharsight and Silicon Valley Bank.
10.30(6)	Loan Modification Agreement, dated as of June 13, 2002, by and between Pharsight and Silicon Valley Bank.
10.31(6)	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002.
10.32(6)	Form of Warrant for the Purchase of Shares of Common Stock.
10.33(6)	Loan Modification Agreement, dated June 26, 2002, by and between Pharsight and Silicon Valley Bank.
10.34(2)(7)	Employment Letter, dated August 16, 2002, between Company and John Wehrli.
10.35(2)(7)	Employment Letter, dated August 16, 2002, between Company and Charles Faas.
10.36(2)(7)	Employment Letter, dated August 19, 2002, between Company and Robert Powell.
10.37(2)(7)	Employment Letter, dated August 20, 2002, between Company and Arthur Reidel.
10.38(2)(7)	Employment Letter, dated September 4, 2002, between Company and Shawn O'Connor.
10.39(2)(7)	Employment Letter, dated September 27, 2002, between Company and Daniel Weiner.
10.40(7)	Loan Modification Agreement, dated as of October 23, 2002, by and between Pharsight Corporation and Silicon Valley Bank.
10.41(8)	Letter Agreement dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group.
10.42	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement and Waiver, dated February 13, 2003.
10.43(2)	Severance Agreement, Dated February 26, 2003, between the Company and Michael Perry.
10.44(2)	Employment Letter, dated March 6, 2003, between Company and Charles Faas.
10.45(2)	Employment Letter, dated March 20, 2003, between Company and Shawn O'Connor.
10.46(2)	Separation Agreement, dated March 21, 2003, between Company and Michael Schwartz.
10.47	Letter Agreement dated May 22, 2003 between Pharsight Corporation, Alloy Ventures and Sprout Group

10.48	Loan Modification Agreement, dated as of May 28, 2003, by and between Pharsight Corporation and Silicon Valley Bank.
10.49	Third Amendment to the Lease dated June 11, 1998 by and between Asset Growth Partners Ltd. as Lessor and Pharsight Corporation as Lessee, dated January 31, 2003
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see signature page hereof).
99.1	Certification by the CEO and CFO of Pharsight Corporation.

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

(6)
Filed as the like-numbered exhibit to the Registrant's Annual Report on Form 10-K (Commission No. 000-31253) for the period ended March 31, 2002.

(7)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended September 30, 2002.

(8)
Filed as the like-numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (Commission No. 000-31253) for the three month period ended December 31, 2002.

QuickLinks

TABLE OF CONTENTS
PART I
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
Management's Report
Report of Ernst & Young LLP, Independent Auditors
PHARSIGHT CORPORATION BALANCE SHEETS (In thousands, except share and per share amounts)
PHARSIGHT CORPORATION STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
PHARSIGHT CORPORATION STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (In thousands)
PHARSIGHT CORPORATION STATEMENTS OF CASH FLOWS (In thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS PHARSIGHT CORPORATION March 31, 2003 (amounts in thousands)
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
INDEX TO EXHIBITS