Form 10-Q
period 2003-06-30
PHARSIGHT CORP
filed 2003-08-12
CIK 1040853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

or

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

YES       ☐                       NO       ☒

As of July 31, 2003, there were 19,053,057 outstanding shares of the Registrant’s common stock, $0.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PHARSIGHT CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2003	March 31, 2003
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$8,931	$10,875
Accounts receivable, net	2,779	2,111
Recognized income not yet billed	412	192
Prepaids and other current assets	1,026	975

Total current assets	13,148	14,153

Property and equipment, net	1,011	1,177
Other assets	244	244

Total assets	$14,403	$15,574

Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$697	$635
Accrued expenses	760	1,086
Accrued compensation	1,363	1,198
Deferred revenue	5,720	4,980
Current portion of notes payable	1,875	1,875
Current obligations under capital leases	183	295

Total current liabilities	10,598	10,069

Obligations under capital leases, less current portion	37	55
Notes payable, less current portion	1,750	1,969

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at June 30 and March 31, 2003
Issued and outstanding shares—1,814,662 (all designated as Series A) at June 30 and March 31, 2003	5,704	5,608

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at June 30 and March 31, 2003; Issued and outstanding shares—none at June 30 and March 31, 2003	—	—
Common stock, $0.001 par value:
Authorized shares—120,000,000 at June 30 and March 31, 2003; Issued and outstanding shares—19,053,057 at June 30 and March 31, 2003	19	19
Additional paid-in capital	75,533	75,927
Deferred stock compensation	(134)	(352)
Accumulated deficit	(79,104)	(77,721)

Total stockholders’ deficit	(3,686)	(2,127)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$14,403	$15,574

(1) Derived from the Company’s audited financial statements as of March 31, 2003.

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002

Revenues:
License and renewal	$1,589	$1,500
Services	2,138	1,955

Total revenues	3,727	3,455

Costs and expenses:
License and renewal (1)	110	179
Services (2)	1,728	1,533
Research and development (3)	770	1,465
Sales and marketing (4)	1,111	1,636
General and administrative (5)	1,263	1,571
Amortization of deferred stock compensation	67	457
Total costs and expenses	5,049	6,841

Loss from operations	(1,322)	(3,386)

Other income (expense):
Interest expense	(62)	(94)
Interest income and other, net	1	15

Net loss	(1,383)	(3,465)

Preferred stock dividend	(145)	(3)
Deemed dividend to preferred stockholders	(96)	(3)
Net loss attributable to common stockholders	$(1,624)	$(3,471)

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.19)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	19,046	18,699

The accompanying notes are an integral part of these condensed financial statements.

The following table shows amortization of deferred stock compensation excluded from certain costs and expenses on the Condensed Statements of Operations:

	Three Months Ended June 30,
	2003	2002
	(unaudited)
(1)License and renewal	$10	$29
(2)Services	1	7
(3)Research and development	6	32
(4)Sales and marketing	31	99
(5)General and administrative	19	290
Total	$67	$457

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2003	2002

Operating activities
Net loss	$(1,383)	$(3,465)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred stock compensation	67	457
Depreciation	275	391
Issuance of options in exchange for services	—	8
Changes in operating assets and liabilities:
Accounts receivable	(668)	(398)
Recognized income not yet billed	(220)	(31)
Prepaids and other assets	(51)	(12)
Accounts payable	62	93
Accrued expenses	(326)	(31)
Accrued compensation	165	(655)
Deferred revenue	740	230
Accrued interest and other	—	(1)
Net cash used in operating activities	(1,339)	(3,414)

Investing activities
Purchases of property and equipment	(109)	(47)
Maturities of short-term investments	—	1,498
Net cash provided (used) by investing activities	(109)	1,451

Financing activities
Proceeds from notes payable	—	750
Principal payments on notes payable	(219)	(750)
Principal payments on capital lease obligations	(130)	(159)
Proceeds from the issuance of common stock	—	3
Net proceeds from the issuance of redeemable convertible preferred stock	—	3,021
Dividend paid to preferred stockholders	(147)	—
Net cash provided (used) by financing activities	(496)	2,865

Net increase (decrease) in cash and cash equivalents	(1,944)	902
Cash and cash equivalents at the beginning of the period	10,875	10,498
Cash and cash equivalents at the end of the period	$8,931	$11,400

Supplemental disclosures of non cash activities

Deemed dividend to preferred stockholders	$96	$3
Accrued preferred stock dividend	$145	$3
Reversal of deferred stock compensation upon cancellation of unvested options	$151	$55
Discount on redeemable convertible preferred stock	$—	$(1,023)

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

The accompanying condensed financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information included in this report should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004, or for any other future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. EITF No. 00-21 will be applicable for transactions entered into beginning July 1, 2003.  The Company does not believe that the adoption of EITF No. 00-21 will have a material impact on its results of operations or financial position.

Consolidation of Variable Interest Entities

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  (“FIN 46”). Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.  The Company has adopted the disclosure provisions and will adopt the consolidation requirements as of July 1, 2003.  The Company does not expect the adoption of the consolidation requirements of FIN 46 to have a material impact on its results of operations or financial position.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In June 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The Company does not believe the adoption of this statement will have a material impact on its results of operations or financial position.

Accounting for Stock-Based Compensation-Transition and Disclosure

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the FAS 123 fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Accordingly, the Company adopted the disclosure provisions of this statement in fiscal year 2003 and in its interim financial statements thereafter.  See Note 4 for further information.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2003	2002
Net loss attributable to common stockholders	$(1,624)	$(3,471)
Weighted average common shares outstanding	19,053	18,766
Less weighted average common shares subject to repurchase	(7)	(67)
Shares used to compute basic and diluted net loss per share	19,046	18,699
Basic and diluted net loss per common share	$(0.09)	$(0.19)

NOTE 4.  STOCK-BASED COMPENSATION

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

Pro forma information regarding net loss and net loss per share is required by FAS 148. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of that statement.

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	ESPP		Options
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Expected life (years)	—	.50	3.75	3.56
Expected stock price volatility	—	307.0%	210.0%	198.0%
Risk-free interest rate	—	1.64%	1.68%	2.58%

In conjunction with the transfer of the Company's securities from the Nasdaq National Market to the Over-The-Counter Bulletin Board and in accordance with the terms of the purchase plan, the Company suspended any new offerings under the purchase plan until such time as the Company could either qualify for an exemption or otherwise register its shares in compliance with applicable securities laws.  Therefore, there were no participants in the Employee Stock Purchase Plan for the quarter ended June 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amount):

	Three Months Ended June 30,
	2003	2002
Net loss applicable to common stockholders, as reported	$(1,624)	$(3,471)
Add back:
Stock-based employee compensation included in reported net loss	67	457
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(206)	(591)
Pro forma net loss applicable to common stockholders	$(1,763)	$(3,605)

Basic and diluted net loss per share applicable to common stockholders, as reported	$(0.09)	$(0.19)
Pro forma basic and diluted net loss per share applicable to common stockholders	$(0.09)	$(0.19)

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The Company’s component of comprehensive income (loss) consists solely of unrealized gain and losses on available for sale securities. The unrealized gains and losses have not been material for the three months ended June 30, 2003 and 2002, and consequently, net loss approximates total comprehensive net loss.

NOTE 6.   RESTRUCTURING CHARGE

During the year ended March 31, 2002, the Company implemented a restructuring program to better align operating expenses with anticipated revenues. The Company recorded a $676,000 restructuring charge, which consists of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs. The restructuring program resulted in the reduction in force across all company functions of approximately 14% of the Company’s workforce, or 20 employees. As of March 31, 2002, all 20 employees had been terminated as a result of the program. At June 30, 2003, the Company had $8,000 of accrued restructuring costs related to monthly lease expenses for one of the two facilities that were exited during the year ended March 31, 2002, and other exit costs. The restructuring accrual is included within Accrued Expenses in the balance sheets.

During the year ended March 31, 2003, the Company announced that it was taking two additional actions intended to help further reduce operating expenses across all non-core functional areas. These actions were initiated in July 2002 (the “July 2002 Restructuring Plan”) and November 2002 (the “November 2002 Restructuring Plan”). The July 2002 Restructuring Plan included a total reduction of approximately 15% of the Company’s workforce, or 18 employees.  All 18 employees had been terminated as of March 31, 2003. The November 2002 Restructuring Plan included a total reduction in force of 19 employees and the closure of two remote office locations. As of March 31, 2003, all of the employees had been terminated. In July 2002 and November 2002, the Company recorded $324,000 and $364,000 in restructuring charges, respectively, representing employee severance costs and facility exit costs.

The following table depicts the restructuring activity during the quarter ended June 30, 2003 (in thousands):

Category	Balance at March 31, 2003	Cash Expenditures	Balance at June 30, 2003

December 2001 Restructuring
Vacated facilities and operating assets	$16	$(8)	$8

July 2002 Restructuring
Employment related	45	(45)	—

November 2002 Restructuring
Vacated Facilities	23	(23)	—

Total	$84	$(76)	$8

NOTE 7. NOTES PAYABLE

In May 2003, the Company extended its secured revolving credit facility agreement with Silicon Valley Bank for an additional year. The Company has $2.0 million available for borrowing under two accounts receivable facilities. These include $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable. As of June 30, 2003, $1.0 million of the accounts receivable facility has been utilized and is outstanding, and a remaining secured term loan balance of $2.6 million is outstanding. The following financial covenants apply to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of the Company’s plan, measured monthly.  The Company was in compliance with each of these covenants as of June 30, 2003.

NOTE 8.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

On June 26, 2002 and September 11, 2002, the Company completed a private placement of 1,814,662 units (each a “Unit,” and, collectively, the “Units”) for an aggregate purchase price of $7.5 million to certain investors. The sale and issuance of the Units were made pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) and closed in two phases. The first phase was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million. The second phase was completed on September 11, 2002, pursuant to which the Company sold an aggregate of 1,052,742 Units for an aggregate purchase price of $4.35 million. Each Unit consists of one share of the Company’s Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of common stock (each a “Warrant,” and, collectively, the “Warrants”).

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

Registration Rights

Pursuant to the Purchase Agreement, within 55 days following the initial closing, the Company agreed to use its best efforts to prepare and file a registration statement on Form S-3 (the “Registration Statement”) for the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the Warrants (the “Shares”), and to use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the initial closing.    In addition, in the event that the Company fails to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), the Company is obligated to pay to the holders of Preferred Stock as liquidated damages the amount of 1% per month of the aggregate purchase price for the shares remaining to be sold pursuant to the Registration Statement.

The Company caused the Registration Statement covering the shares of common stock issuable upon conversion of the Series A Preferred, the shares of common stock issuable upon exercise of the Warrants sold pursuant to the Purchase Agreement and other shares of common stock held by such stockholders to be declared effective on October 31, 2002. The holders of the Preferred Stock waived the right to receive liquidated damages resulting from the delayed date of effectiveness through November 30, 2002.

The Company has not filed a Registration Statement covering the shares of Series B preferred stock to be issued as a dividend with respect to the Series A Preferred Stock, and therefore, the holders of Preferred Stock accrued additional liquidated damages following November 30, 2002.  In February 2003, the holders of the Preferred Stock waived the right to receive the foregoing liquidated damages.

In May 2003, the holders of the Preferred Stock waived the requirement that the Company file a post-effective amendment on Form S-1 in the event that the Company is no longer eligible to use Form S-3.   The holders of Preferred Stock also waived the right to receive liquidated damages as a result of the failure to file a post-effective amendment on Form S-1.  Notwithstanding the foregoing, the holders of Preferred Stock are entitled to terminate the May 2003 waivers and, as a result, require the Company to file a post-effective amendment on Form S-1 within thirty (30) days from the Company’s receipt of such waiver termination and to cause such post-effective amendment to become effective within ninety (90) days from receipt of such waiver termination, or otherwise incur liquidated damages under the terms of the Purchase Agreement.   On June 10, 2003, the Registration Statement ceased to be effective.

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

The amount representing the Series A Preferred with total gross proceeds of $7.5 million was discounted by a total of $2.1 million, including $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $268,000 representing issuance costs. The $1.3 million value of the Warrants is subject to accretion over the 5-year redemption period. After reducing the proceeds by the value of the Warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”. The discounted conversion price for each of the two closings is compared to the fair market value of the Company’s common stock on June 26, 2002 (the date of issuance of the Series A Preferred) and September 6, 2002 (the date of the stockholder vote approving the second closing) resulting in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of the Company’s common stock and the discounted conversion price. The beneficial conversion feature of $585,000 is subject to accretion over the 5-year redemption period. Issuance costs of $268,000 were accounted for as a discount on the redeemable Preferred Stock and are also subject to accretion over the 5-year redemption period.

Deemed dividends were recorded by the Company for approximately $96,000 and $3,000 for the three months ended June 30, 2003 and 2002, respectively, representing accretion of the discount resulting from the value of Warrants, the value of the beneficial conversion feature and the issuance costs. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Dividends on the Preferred Stock were approximately $145,000 and $3,000 for the three months ended June 30, 2003 and 2002, respectively, calculated at the rate of 8% per annum. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

NOTE 9. CONTINGENCIES

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on its financial position, result of operations, or cash flows.

NOTE 10. WARRANTIES

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”).  The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company also provides for a limited performance warranty for its software products for a period of 90 days from the date of installation at the customer premises, if used as permitted under the signed agreement and in accordance with the Company documentation. The sole remedy that the Company provides is that it will, at its own expense, use commercially reasonable efforts to correct any reproducible error in the software during the warranty period, and if it determines that it is unable to correct the error, the Company will refund the license fee paid for the nonconforming component of the licensed software. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has not provided for a warranty accrual in all periods presented. To date, the Company’s product warranty expense has not been material.

The Company generally agrees to indemnify its customers against legal claims that the Company’s PKS software product infringes certain third-party intellectual property rights and accounts for its indemnification obligation under FAS 5. In the event of such a claim, the Company is obligated to pay those costs and damages finally awarded against customer in any such action that are specifically attributable to such claim, or those costs and damages agreed to in a monetary settlement of such action. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, in general, to refund the cost of the software paid to date upon the customer’s return of the software product. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs in all periods presented.

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

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, we recognize revenue from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment. In this regard, management considers the international region of the customer and the financial viability of the customer in assessing a customer’s ability to pay.

We generally do not consider revenue arrangements with extended payment terms to be fixed or determinable and, accordingly, we do not generally recognize revenue on the majority of these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires management to exercise significant judgment, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues. Our normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered extended payment terms.

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

Restructuring

During fiscal years 2003 and 2002, we recorded significant accruals in connection with our restructuring programs. These accruals include estimates pertaining to the ability to sub-lease a facility in Mountain View, California. The actual costs may differ from these estimates. These estimates will be reviewed and potentially revised on a quarterly basis and, to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at June 30, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to restructuring charges.

Source of Revenue and Revenue Recognition

Our revenues are derived from two primary sources: initial and renewal fees for product licenses and scientific and training consulting services. Additionally, we had an insignificant amount of revenue from subscriptions to our information products in fiscal 2003.

Our revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, `Software Revenue Recognition,’ “ or SOP 98-4, and Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” or SOP 98-9. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectibility to be probable, we recognize revenue when the fee is collected. No customer has the right of return.

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

Results of Operations

All percentage calculations set forth in this section have been made using figures presented in the financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

Three Months Ended June 30, 2003 and 2002

Revenues

Total revenues increased 8% to $3.7 million in the three months ended June 30, 2003, from $3.5 million in the three months ended June 30, 2002.  License and renewal revenues increased 6% to $1.6 million in the three months ended June 30, 2003, from $1.5 million in the three months ended June 30, 2002.  The increase was primarily due to revenue recognized on sales of both our Pharsight® Knowledgebase ServerTM (PKS) and desktop software products.  The first quarter of fiscal 2004 reflects no revenue from information products, which were discontinued in fiscal 2003.  The increase in PKS product revenue relates to one sale that was previously deferred until deployment services were completed.  The increase in desktop software revenue was a result of increases in both the quantity of licenses and the average selling prices (ASP) for sales booked in the current and prior periods that were recognized during the first quarter of fiscal 2004.  The increased quantity of our desktop software products is primarily attributed to customer renewals of our WinNonlin® Pro and higher-priced WinNonlin® Enterprise products.  The increase in average selling prices of our desktop software products is primarily a result of price increases that took effect in July 2002 and February 2003.  License and renewal revenue as a percentage of total revenue was 43% for the first quarters of both fiscal 2004 and fiscal 2003.

Services revenues increased 9% to $2.1 million in the three months ended June 30, 2003, from $2.0 million in the three months ended June 30, 2002.  The increase was primarily driven by additional customers in the first quarter of fiscal 2004 compared to the same period of fiscal 2003, reflecting successful efforts to diversify our revenue base and expand acceptance of our methodologies.    Services revenues as a percentage of total revenues was 57% for the first quarter of fiscal 2004, unchanged from the same period of fiscal 2003.

Cost and Expenses

Cost of License and Renewal Revenues. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial licenses and product updates provided for in our annual license agreements, and support and product update costs.  Cost of license and renewal revenues decreased 39% to $110,000 in the three months ended June 30, 2003, from $179,000 in the three months ended June 30, 2002.  The decrease was due primarily to lower support costs resulting from our July 2002 and November 2002 restructuring actions, and decreased royalty costs as ownership of some technology previously licensed by us from a third party was transferred to us.  Cost of license and renewal revenues as a percentage of license and renewal revenues was 7% for the three months ended June 30, 2003, compared to 12% in the three months ended June 30, 2002.  The overall margin improvement in the first quarter of fiscal 2004 as compared to the same period in fiscal 2003 is due to:  the July 2002 and February 2003 price increases in our desktop software products; revenue growth in PKS, which carry lower royalties; and decreased royalty and support expenses in our desktop business, described above.

Cost of Services Revenues.  Cost of services revenues consists of salary and related expenses associated with the delivery of consulting, training, and PKS software deployment projects.  Cost of services revenues increased 13% to $1.7 million in the three months ended June 30, 2003, from $1.5 million in the three months ended June 30, 2002.  The increase was due primarily to the creation of a PKS software deployment business in September 2002 in response to demand from several new PKS customers for software deployment services provided by Pharsight.   Cost of services as a percentage of services revenues was 81% for the three months ended June 30, 2003, compared to 78% in the same period in 2002.  The services margin decline in the first quarter of fiscal 2004 resulted from the addition of costs related to the ramp-up of the PKS deployment services area.  In the three months ended June 30, 2003, we recognized previously deferred deployment services expenses to match revenues on one PKS deployment completed during the first quarter of fiscal 2004.  Excluding revenue and expenses associated with the deployment business, cost of services as a percentage of services revenues decreased for the three months ended June 30, 2003 compared to the same period in 2002 due to higher services revenues, combined with consistent cost of services.

Research and Development.  Research and development expenses decreased 47% to $770,000 in the three months ended June 30, 2003, from $1.5 million in the three months ended June 30, 2002. The decrease resulted primarily from reduced headcount in the research and development organization as a result of our July 2002 and November 2002 restructuring actions.  Our restructuring actions primarily reduced resources in areas such as the management and the development of non-core product areas, such as our information products program.  Research and development expenses as a percentage of revenues were 21% for the three months ended June 30, 2003, compared to 42% in the comparable period in 2002.

Sales and Marketing.  Sales and marketing expenses decreased 32% to $1.1 million in the three months ended June 30, 2003, from $1.6 million in the three months ended June 30, 2002.  The decrease in sales and marketing expenses is related primarily to a decrease in the average number of personnel in direct sales, corporate marketing, and product marketing during the quarter, as well as a reduction in corporate marketing spending. Sales and marketing expenses as a percentage of total revenues declined to 30% for the three months ended June 30, 2003 from 47% in the same period in fiscal 2003.

General and Administrative.  General and administrative expenses decreased 20% to $1.3 million in the three months ended June 30, 2003, from $1.6 million in the three months ended June 30, 2002.   The decrease for the first quarter of fiscal 2003 resulted from reduced staff associated with the restructuring actions taken in July 2002 and November 2002, partially offset by higher outside professional fees.  General and administrative expenses as a percentage of total revenues were 34% for the three months ended June 30, 2003, compared to 45% in the quarter ended June 30, 2002

Deferred Stock Compensation. During the three months ended June 30, 2003 and 2002, we recorded amortization of deferred compensation of $67,000, and $457,000, respectively.  The deferred compensation expenses recorded in each period represent the difference between the exercise price of stock options granted and the then deemed fair value of our common stock.

Restructuring Charges. In fiscal 2003 and 2002, we implemented restructuring programs to better align operating expenses with anticipated revenues. During the third quarter of fiscal 2002, we recorded a $676,000 restructuring charge, which consisted of $402,000 in facility exit costs, $253,000 in employee severance costs and $21,000 in other exit costs. This restructuring program resulted in a reduction in force across all company functions of approximately 14% of our work force, or 20 employees, and was intended to reduce expenses by approximately $4.5 million on an annualized basis.

During the second quarter of fiscal 2003, we recorded a $324,000 restructuring charge, which consisted entirely of employee severance costs. This restructuring program resulted in a reduction in force across all company functions of 18 employees or approximately 15% and is intended to result in a reduction in annualized operating expenses of $2.5 to $3.0 million.

During the third quarter of fiscal 2003, we recorded a $364,000 restructuring charge, which consisted of $293,000 in employee severance costs and $71,000 in facility exit costs. This restructuring plan reduced resources not integral to the development, marketing and deployment of our software products and consulting services. This includes a reduction in staff of 19 employees or approximately 20% of our work force, and is intended to result in a reduction in annualized operating expenses of $2.0 to $2.5 million, helping us move closer to our goal of long-term, sustainable profitability.

At June 30, 2003, we had $8,000 of remaining accrued restructuring costs related to monthly lease expenses for one facility that was exited in fiscal year 2002.  The monthly lease expenses for this facility will be paid out in the second quarter of fiscal 2004.  There are no other cash payments to be made related to these restructuring charges.  The three restructuring programs we implemented have reduced expenses by approximately $10 million per year.

Other Income (Expense).  Interest income and other, net, decreased to $1,000 in the three months ended June 30, 2003, from $15,000 in the three months ended June 30, 2002.  The combination of a lower average balance of cash and short-term investments, and significantly lower interest rates paid by financial institutions, resulted in lower interest income.  Interest expense decreased to $62,000 in the three months ended June 30, 2003, from $94,000 in the three months ended June 30, 2002.  The decrease was a result of interest paid on notes payable to Silicon Valley Bank, due to lower average borrowings and lower interest rates during the first three months of fiscal 2004, compared to the first three months of fiscal 2003.

Liquidity and Capital Resources

As of June 30, 2003, we had $8.9 million in cash and cash equivalents, a decrease of 18% from cash and cash equivalents of $10.9 million held as of March 31, 2003.  As of June 30, 2003, there was an aggregate of $3.6 million in borrowings outstanding under our borrowing arrangements and credit facilities, compared to $3.8 million in borrowings outstanding at March 31, 2003.  The net decrease in borrowings during the three-month period ended June 30, 2003, resulted from scheduled repayments of principal under our term loan with Silicon Valley Bank.

In June 2002 and September 2002, we sold an aggregate of 1,814,662 shares of Series A preferred stock and warrants to purchase 1,814,662 shares of our common stock to investors affiliated with The Sprout Group and Alloy Ventures.  Dr. Chambon, one of our directors, is affiliated with the Sprout Group, and two of our directors, Mr. Sanders and Dr. Kelly, are affiliated with Alloy Ventures.  Net proceeds from these transactions were approximately $7.2 million. The purchase price was arrived at through negotiations with the investors and was determined as the sum of $4.008 (four times the average closing price of our common stock over the five trading days prior to the initial closing (i.e., $1.002) for each share of Series A preferred stock), and $0.125 for each warrant to purchase one share of our common stock.  The Series A preferred stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the holders of Preferred Stock.  The Series A preferred stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Series A preferred stock is convertible into four shares of common stock at the election of such holder or upon the occurrence of certain other events. The Series A preferred stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B preferred stock, at the election of the holder of the Series A preferred stock.  The Series B preferred stock has identical rights, preferences and privileges to the Series A preferred stock except that the Series B preferred stock is not entitled to 8% dividends.  These quarterly dividends commenced in September 2002.  During the three months ended June 30, 2003, we paid $147,000 in cash dividends to the Series A preferred stockholders and we recorded an additional $84,000 in accrued dividends payable as of June 30, 2003.  The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15.

Net cash used in operating activities for the three months ended June 30, 2003 was $1.3 million and primarily reflects our net loss for the period, with the remainder attributable to net changes in operating assets and liabilities.  These uses of cash were partially offset by $67,000 of non-cash charges related to deferred stock compensation and $275,000 of non-cash charges related to depreciation and amortization.

Net cash used in investing activities was $109,000 for the three months ended June 30, 2003, and was attributable to the purchase of fixed assets and the capitalization of certain expenses related to internal software systems.

Net cash used in financing activities was $496,000 for the three months ended June 30, 2003. Cash used in financing activities were related to scheduled principal payments on capital leases and the term loan with Silicon Valley Bank, and dividends paid to preferred stockholders.

In May 2003, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of June 30, 2003, we had two revolving credit facilities in place, providing for up to $2.0 million in borrowings. The revolving credit facilities are comprised of $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable, and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable. The revolving credit facilities expire in May 2004.  As of June 30, 2003, we had $1.0 million borrowed from our revolving credit facilities.   In addition, we continue to have a secured term loan payable of $2.6 million outstanding to Silicon Valley Bank.  The secured term loan principal is payable over forty-eight months, with monthly repayments having commenced in July 2002.  Certain of our assets, excluding intellectual property, secure all three facilities.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of our plan, measured monthly.  We are in compliance with each of these covenants as of June 30, 2003.

The following table depicts our contractual obligations as of June 30, 2003:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	2 - 3 Years

Notes payable	$3,625	$1,875	$1,750

Capital lease obligations	$220	$183	$37

Operating leases	$1,309	$652	$657

Total contractual cash obligations	$5,154	$2,710	$2,444

Operating leases reported above include $8,000 in restructuring vacated facilities expenditures and do not reflect sublease income totaling $37,000 to be realized in less than one year.

We believe we have adequate cash to sustain operations through the next 12 months, and we are managing the business to achieve positive cash flow utilizing existing assets.  During fiscal 2003, our commitments and liabilities were significantly reduced via restructuring events.  In addition, we reduced ongoing operating expenses by reducing purchases of other services and making workforce reductions.  We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to ensure our cash resources are sufficient to fund our presently anticipated operating losses and working capital requirements at least through the next 12 months.

Our future liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures.  We may need to raise additional funds through public or private financings or other sources to fund our operations.  We may not be able to obtain additional funds on commercially reasonable terms, or at all.  Failure to raise capital when needed could harm our business.  If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock.  In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict out ability to make capital expenditures and incur additional indebtedness.

Recent Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements” (“EITF No. 00-21”) which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. EITF No. 00-21 will be applicable for transactions entered into beginning July 1, 2003.  We do not believe that the adoption of EITF No. 00-21 will have a material impact on our results of operations or financial position.

Consolidation of Variable Interest Entities

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  (“FIN 46”). Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.  We have adopted the disclosure provisions and will adopt the consolidation requirements as of July 1, 2003.  We do not expect the adoption of the consolidation requirements of FIN 46 to have a material impact on its results of operations or financial position.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In June 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position.

Accounting for Stock-Based Compensation-Transition and Disclosure

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the FAS 123 fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Accordingly we adopted the disclosure provisions of this statement in fiscal year 2003 and in our interim financial statements thereafter.  See Note 4 in the Notes to our Condensed Financial Statements for further information.

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

We commenced our operations in April 1995 and have incurred net losses since that time. As of June 30, 2003, we had an accumulated deficit of $79.1 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that we intend to achieve cash breakeven; however, this expectation is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve breakeven profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis. If our losses exceed the expectations of investors, the price of our common stock may decline.

We have a limited amount of capital resources and we may not be able to sustain or grow our business if we cannot achieve profitability or raise additional funds on a timely basis.

We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to ensure our cash resources are sufficient to fund our presently anticipated operating losses and working capital requirements at least through the next 12 months. However, even if we reach profitability, we may not be able to generate sufficient profits to grow our business.  As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations.  We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

We have engaged in restructuring actions in order to reduce our operating expenses. These actions may not be sufficient to reduce our operating expenses to the level that we need to achieve, and so we may need to engage in additional restructuring actions.

In November 2001, July 2002 and November 2002, we announced that we were taking additional actions intended to reduce our expenses.  Our restructuring actions were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While restructuring actions have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. During the year ended March 31, 2003, we used cash for operating activities of $8.3 million. We cannot assure you that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth and continue to develop successful product and services offerings could prevent us from successfully achieving breakeven operations and result in additional restructuring actions.

Our quarterly operating results may fluctuate significantly and may not be predictive of future financial results.

We expect our quarterly operating results may fluctuate in the future, and may vary from investors’ expectations, depending on a number of factors described in this section entitled “Factors Affecting Operating Results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report on Form 10-Q, including:

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

•                                          Changes in industry conditions affecting our customers; and

•                                          Our ability to realize operating efficiencies through restructuring or other actions .

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

International sales of our product account for a significant portion of our revenue; which exposes us to risks inherent in international operations.

We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 23% of our total revenues for the year ending March 31, 2003. We have a total of 8 employees based outside the United States that market and sell our products and services in Europe.  Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our operations in the United States and Europe also expose us to the following general risks associated with international operations:

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

In addition, our delisting from the Nasdaq National Market has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code which imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors will no longer be classified and our stockholders will elect all of our directors at each annual meeting, (ii) our stockholders will be entitled to cumulative voting, and (iii) we will be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions.

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

The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Entities affiliated with three of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of June 30, 2003. If these directors choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments".  We have no holdings of derivative financial or commodity-based instruments at March 31, 2003.

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

Our market and currency risk disclosures for the three month period ended June 30, 2003 have not changed significantly from those stated above.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Shawn O’Connor, and our Chief Financial Officer, Charles Faas, has concluded that our disclosure controls and procedures were effective as of June 30, 2003.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.    Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to that certain Preferred Stock and Warrant Purchase Agreement dated June 25, 2002, by and among the Company and certain entities affiliated with Alloy Ventures, Inc. and the Sprout Group (the “Purchase Agreement”), pursuant to which the Company issued and sold shares of Series A Preferred Stock and warrants to purchase shares of common stock.   Pursuant to the terms of the Purchase Agreement, the Company is obligated to maintain an effective registration statement covering the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and the exercise of the warrants.  In the event that the Company fails to keep the registration statement effective (other than pursuant to the permissible suspension periods), the Company is obligated to pay to the holders of Preferred Stock as liquidated damages, the amount of 1% per month of the aggregate purchase price for the shares remaining to be sold pursuant to the Registration Statement.

In May 2003, the holders of the Preferred Stock waived the requirement that the Company file a post-effective amendment on Form S-1 in the event that the Company is no longer eligible to use a registration statement on Form S-3.  The holders of Preferred Stock also waived the right to receive liquidated damages as a result of the failure to file a post-effective amendment on Form S-1.  Notwithstanding the foregoing, the holders of Preferred Stock are entitled to terminate the May 2003 waivers and, as a result, require the Company to file a post-effective amendment on Form S-1 within thirty (30) days from the Company’s receipt of such waiver termination, and to cause such post-effective amendment to become effective within ninety (90) days from receipt of such waiver termination, or otherwise incur liquidated damages under the terms of the Purchase Agreement.   On June 10, 2003, the Registration Statement ceased to be effective.

ITEM 3.                                                     DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.                                                     OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), Pharsight Corporation is required to disclose the non-audit services approved by its Audit Committee to be performed by Ernst & Young LLP, its external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company.  The only non-audit services approved by Pharsight’s Audit Committee to be performed by Ernst & Young LLP are services rendered in connection with tax compliance.  Fees for such services are expected to be less than $40,000.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designation of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.50	Employment Letter, dated June 16, 2003 between Company and Mark Robillard.
10.51	Employment Letter, dated June 16, 2003 between Company and Mona Cross Sowiski.
10.52	Additional Stock Grant Letter, dated June 16, 2003 between Company and Charles Faas.
10.53	Additional Stock Grant Letter, dated June 16, 2003 between Company and Shawn O’Connor.
10.54	Pharsight Corporation Amended and Restated 2000 Equity Incentive Plan, as amended.
10.55	Pharsight Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as amended.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

*                                         The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)  REPORTS ON FORM 8-K.

On April 29, 2003, the Company filed a Current Report on Form 8-K under “Item 5. Other Events and Required FD Disclosure” announcing that the Company issued a press release on April 29, 2003 regarding its financial results for the fiscal year ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date: August 12, 2003	By:	/s/ Charles K. Faas
Charles K. Faas
Chief Financial Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designation of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.50	Employment Letter, dated June 16, 2003 between Company and Mark Robillard.
10.51	Employment Letter, dated June 16, 2003 between Company and Mona Cross Sowiski.
10.52	Additional Stock Grant Letter, dated June 16, 2003 between Company and Charles Faas.
10.53	Additional Stock Grant Letter, dated June 16, 2003 between Company and Shawn O’Connor.
10.54	Pharsight Corporation Amended and Restated 2000 Equity Incentive Plan, as amended.
10.55	Pharsight Corporation Amended and Restated 2000 Employee Stock Purchase Plan, as amended.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

*                                         The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.