Form 10-Q
period 2003-09-30
PHARSIGHT CORP
filed 2003-11-12
CIK 1040853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

YES       ☐                       NO       ☒

As of October 31, 2003, there were 19,053,057 outstanding shares of the Registrant’s common stock, $0.001 par value.

PHARSIGHT CORPORATION

FORM 10-Q

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

PHARSIGHT CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2003	March 31, 2003
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$7,829	$10,875
Accounts receivable, net	2,850	2,111
Recognized income not yet billed	264	192
Prepaids and other current assets	1,088	975

Total current assets	12,031	14,153

Property and equipment, net	825	1,177
Other assets	244	244

Total assets	$13,100	$15,574

Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$876	$635
Accrued expenses	551	1,086
Accrued compensation	1,120	1,198
Deferred revenue	5,729	4,980
Current portion of notes payable	1,875	1,875
Current obligations under capital leases	90	295

Total current liabilities	10,241	10,069

Obligations under capital leases, less current portion	—	55
Notes payable, less current portion	1,531	1,969

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at September 30 and March 31, 2003
Issued and outstanding shares—1,814,662 (all designated as Series A) at September 30 and March 31, 2003	5,947	5,608
Aggregate redemption and liquidation value - $7,273

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at September 30 and March 31, 2003; Issued and outstanding shares—none at September 30 and March 31, 2003	—	—
Common stock, $0.001 par value:
Authorized shares—120,000,000 at September 30 and March 31, 2003; Issued and outstanding shares—19,053,057 at September 30 and March 31, 2003	19	19
Additional paid-in capital	75,144	75,927
Deferred stock compensation	(83)	(352)
Accumulated deficit	(79,699)	(77,721)

Total stockholders’ deficit	(4,619)	(2,127)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$13,100	$15,574

(1) Derived from the Company’s audited financial statements as of March 31, 2003.

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Revenues:
License and renewal	$1,996	$1,502	$3,585	$3,002
Services	2,021	1,817	4,159	3,772

Total revenues	4,017	3,319	7,744	6,774

Costs and expenses:
License and renewal (1)	83	173	193	352
Services (2)	1,631	1,303	3,359	2,836
Research and development (3)	718	900	1,488	2,365
Sales and marketing (4)	918	1,736	2,029	3,372
General and administrative (5)	1,113	1,424	2,376	2,995
Amortization of deferred stock compensation	50	371	117	828
Restructuring costs	—	324	—	324
Total costs and expenses	4,513	6,231	9,562	13,072

Loss from operations	(496)	(2,912)	(1,818)	(6,298)

Other income (expense):
Interest expense	(51)	(92)	(113)	(186)
Interest income	6	25	20	63
Other income (expense), net	(54)	(22)	(67)	(45)

Net loss	(595)	(3,001)	(1,978)	(6,466)

Preferred stock dividend	(146)	(81)	(291)	(84)
Deemed dividend to preferred stockholders	(243)	(55)	(339)	(58)
Net loss attributable to common stockholders	$(984)	$(3,137)	$(2,608)	$(6,608)

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.17)	$(0.14)	$(0.35)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	19,050	18,760	19,048	18,730

The accompanying notes are an integral part of these condensed financial statements.

The following table shows the amount of amortization of deferred stock compensation excluded from certain costs and expenses on the Condensed Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

(1)License and renewal	$6	$23	$16	$52
(2)Services	1	1	2	8
(3)Research and development	3	23	9	55
(4)Sales and marketing	21	81	52	180
(5)General and administrative	19	243	38	533
Total	$50	$371	$117	$828

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2003	2002

Operating activities
Net loss	$(1,978)	$(6,466)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred stock compensation	117	828
Depreciation	526	777
Issuance of options in exchange for services	—	8
Changes in operating assets and liabilities:
Accounts receivable	(739)	(1,364)
Recognized income not yet billed	(72)	90
Prepaids and other assets	(113)	(354)
Accounts payable	241	(150)
Accrued expenses	(535)	(303)
Accrued compensation	(78)	(1,035)
Deferred revenue	749	1,281
Accrued interest and other	—	(2)
Net cash used in operating activities	(1,882)	(6,690)

Investing activities
Purchases of property and equipment	(174)	(96)
Maturities of short-term investments	—	2,995
Net cash (used) provided by investing activities	(174)	2,899

Financing activities
Proceeds from notes payable	—	750
Principal payments on notes payable	(438)	(969)
Principal payments on capital lease obligations	(260)	(323)
Proceeds from the issuance of common stock	—	40
Net proceeds from the issuance of redeemable convertible preferred stock	—	7,261
Dividend paid to preferred stockholders	(292)	(45)
Net cash (used) provided by financing activities	(990)	6,714

Net (decrease) increase in cash and cash equivalents	(3,046)	2,923
Cash and cash equivalents at the beginning of the period	10,875	10,498
Cash and cash equivalents at the end of the period	$7,829	$13,421

Supplemental disclosures of non cash activities

Amortization of deemed dividend to preferred stockholders	$339	$58
Accrued preferred stock dividend	$—	$39
Reversal of deferred stock compensation upon cancellation of unvested options	$152	$65
Discount on redeemable convertible preferred stock	$—	$(1,869)

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets products and services that help pharmaceutical and biotechnology companies improve their decision-making in drug development and commercialization. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, the Company helps its customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between.  The Company uses computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of its customers’ development efforts and product portfolios.  The Company was incorporated in California in April 1995 and was reincorporated in Delaware in June 2000.

The accompanying condensed financial statements of the Company have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission, including Article 10 of Regulation S-X. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information included in this report should be read in conjunction with the Company’s financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004, or for any other future period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period classification. The reclassification had no impact on Pharsight’s historical results of operations or financial position.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The carrying values of Pharsight’s cash and cash equivalents, short-term investments, accounts receivable and payable, and accrued liabilities approximate their fair values due to their short-term nature. The fair values of the capital lease obligations and notes payable are estimated based on current interest rates available to Pharsight for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values.

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

Internal Use Software

Pharsight accounts for internal use software costs, in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). In accordance with SOP 98-1, Pharsight capitalizes costs to develop software for internal uses when preliminary development efforts are successfully completed and management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are also capitalized. All capitalized costs are included in property, plant and equipment and are amortized to expense over their expected useful lives.

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

Revenue Recognition

Pharsight’s revenues are derived from two primary sources: initial and renewal fees for product licenses and scientific and training consulting services. Additionally, Pharsight had an insignificant amount of revenue from subscriptions related to Pharsight’s information products in fiscal 2003.

Pharsight’s revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” or SOP 97-2 as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, “Software Revenue Recognition,’ “or SOP 98-4, and Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” or SOP 98-9. For each arrangement, Pharsight determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, Pharsight defers revenue recognition until such time as all of the criteria are met. Pharsight does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If Pharsight does not consider collectibility to be probable, Pharsight recognizes revenue when the fee is collected.

Pharsight has contracts from which it receives solely license and renewal fees consisting of one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS.  Pharsight does not have vendor specific objective evidence to allocate the fee to the separate elements, as Pharsight does not sell PCS separately. Pharsight recognizes each of the initial and renewal license fees ratably over the one year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

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

Pharsight also enters into arrangements consisting of licenses (bundled with post-contract support services, or PCS), renewal fees and scientific consulting services.  The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting in that they are not essential to the functionality of the delivered software, are described separately in the arrangement and are sold separately.  As the only undelivered elements in these arrangements are services and PCS, and the PCS term (expressed or implied) and the period over which Pharsight expects the services to be performed are the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered or straight line over the period of the agreement. If the PCS term and the period over which Pharsight expects the services to be performed are not the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered or straight line over the longer of the PCS term or the period over which Pharsight expects the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out of pocket expenses.

Pharsight also has arrangements that consist of licenses, PCS and implementation/installation services.  For arrangements involving a significant amount of services related to installation and implementation of the Company’s software products, the Company recognizes revenue for the entire arrangement fee ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. The Company currently does not have vendor specific objective evidence for its PCS.

Pharsight has one international distributor. There is no right of return or price protection for sales to the international distributor. Sales are made to the distributor using a sell-in model. Revenue from this distributor in fiscal 2003 was less than 2%. Revenues from this distributor for fiscal 2002 were less than 1% of total revenues.

Shipping Costs

The Company’s shipping and handling costs are included under cost of license and renewal for all periods presented.

Research and Development

Pharsight capitalizes eligible computer software costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of September 30, 2003 and 2002, such internal capitalizable costs were insignificant. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations.

Advertising

Pharsight expenses the cost of advertising as incurred. These costs were insignificant in all periods presented.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of vested (i.e. not subject to a right of repurchase) outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of vested common stock outstanding and weighted average number of unvested common stock outstanding, dilutive potential common equivalent shares from options and warrants to purchase common stock using the treasury stock method and convertible preferred stock using the as-if-converted basis. All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive due to the net loss in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(595)	$(3,001)	$(1,978)	$(6,466)
Preferred stock dividend	(146)	(81)	(291)	(84)
Deemed dividend to preferred stockholders	(243)	(55)	(339)	(58)
Net loss attributable to common stockholders	$(984)	$(3,137)	$(2,608)	$(6,608)
Basic and diluted:
Weighted average common shares outstanding	19,053	18,810	19,053	18,788
Less weighted average common shares subject to repurchase	(3)	(50)	(5)	(58)
Shares used to compute basic and diluted net loss per share	19,050	18,760	19,048	18,730
Basic and diluted net loss per common share	$(0.05)	$(0.17)	$(0.14)	$(0.35)

The number of unvested and potential common shares excluded from the calculation of diluted net loss per share applicable to common stockholders at September 30, 2003 and 2002 is detailed in the following table (in thousands):

	September 30,
	2003	2002

Outstanding options	3,682	4,619
Warrants	2,091	2,091
Redeemable convertible preferred stock	7,259	7,259

	13,032	13,969

These instruments were excluded because their effect would be antidilutive due to net losses incurred during the period.

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

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

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options				ESPP
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	3.00	3.74	3.74	3.73	—	.50	—	.50
Expected stock price volatility	215.0%	198.0%	210.0%	198.0%	—	307.0%	—	307.0%
Risk-free interest rate	2.50%	2.58%	1.70%	2.58%	—	1.64%	—	1.64%

In conjunction with the transfer of the Company’s securities from the Nasdaq National Market to the Over-The-Counter Bulletin Board System and in accordance with the terms of the Employee Stock Purchase Plan, the Company suspended any new offerings under the Employee Stock Purchase Plan until such time as the Company could either qualify for an exemption or otherwise register its shares in compliance with applicable securities laws and the Company elects to initiate new offerings.  There were no participants in the Employee Stock Purchase Plan for the quarter ended September 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders, as reported	$(984)	(3,137)	(2,608)	(6,608)
Add back:
Stock-based employee compensation included in reported net loss	50	371	117	828
Less:
Total stock-based compensation expense determined under the fair value method for all awards	(210)	(681)	(416)	(1,272)
Pro forma net loss attributable to common stockholders	(1,144)	(3,447)	(2,907)	(7,052)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(0.05)	(0.17)	(0.14)	(0.35)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.06)	(0.18)	(0.15)	(0.38)

The option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Pharsight’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Other Comprehensive Income (Loss)

The Company’s comprehensive loss consists solely of unrealized gains and losses on available for sale securities. The unrealized gains and losses are not material for the three and six months ended September 30, 2003 and 2002, and consequently, net loss approximates comprehensive loss.

Recent Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements,” (“EITF 00-21”) which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. EITF No. 00-21 is applicable for transactions entered into beginning July 1, 2003.  The adoption of EITF No. 00-21 on July 1, 2003 did not have a material impact on the Company’s results of operations or financial position.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, variable interest entities in which an enterprise obtains an interest after that date, and variable interest entities in which an enterprise obtained an interest prior to FIN 46’s issuance date and in which such interest remains as of July 1, 2003. Pharsight does not have any ownership in any variable interest entities and therefore adoption has had no impact on the Company’s results of operations or financial position.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Pharsight examined the requirements of FAS 150 and determined that no change in presentation of the Company’s Redeemable Convertible Preferred Stock was required, as the redemption of the stock is optional rather than mandatory (see Note 5).

NOTE 3.   RESTRUCTURING CHARGE

During the year ended March 31, 2002, the Company implemented a restructuring program, which was announced in November 2001 (the “November 2001 Restructuring”), to better align operating expenses with anticipated revenues. The Company recorded a $676,000 restructuring charge, which consisted of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs. The November 2001 Restructuring resulted in the reduction in force across all company functions of approximately 14% of the Company’s workforce, or 20 employees. As of March 31, 2002, all 20 employees had been terminated as a result of the program.

During the year ended March 31, 2003, the Company announced that it was taking two additional actions intended to help further reduce operating expenses across all non-core functional areas. These actions were announced and initiated in July 2002 (the “July 2002 Restructuring”) and November 2002 (the “November 2002 Restructuring”). The July 2002 Restructuring Plan included a total reduction of approximately 15% of the Company’s workforce, or 18 employees.  All 18 employees had been terminated as of March 31, 2003. The November 2002 Restructuring included a total reduction of approximately 20% of the Company’s workforce, or 19 employees and the closure of two remote office locations. As of March 31, 2003, all 19 employees had been terminated. In July 2002 and November 2002, the Company recorded $324,000 and $364,000 in restructuring charges, respectively, representing employee severance costs and facility exit costs.  All actions under the plans have been completed as of September 30, 2003 and there are no remaining obligations.

The following tables depict the restructuring activity related to the restructuring liability during the three and six months ended September 30, 2003 (in thousands):

Category	Balance at June 30, 2003	Cash Expenditures	Balance at September 30, 2003

November 2001 Restructuring
Vacated facilities and operating assets	$8	$(8)	$—

July 2002 Restructuring
Employment related	—	—	—

November 2002 Restructuring
Vacated Facilities	—	—	—

Total	$8	$(8)	$—

Category	Balance at March 31, 2003	Cash Expenditures	Balance at September 30, 2003

November 2001 Restructuring
Vacated facilities and operating assets	$16	$(16)	$—

July 2002 Restructuring
Employment related	45	(45)	—

November 2002 Restructuring
Vacated Facilities	23	(23)	—

Total	$84	$(84)	$—

NOTE 4. NOTES PAYABLE

The Company has two revolving credit facilities, providing for up to $2.0 million in borrowings. These include $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable.  In May 2003, the Company extended its secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of September 30, 2003, $1.0 million of the accounts receivable facility had been utilized and was outstanding, and a remaining secured term loan balance of $2.4 million was outstanding.  The secured term loan principal is payable over forty-eight months, with monthly repayments having commenced in July 2002.  Certain of the Company’s assets, excluding intellectual property, secure all three facilities.  The following financial covenants apply to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of the Company’s plan, measured monthly.  The Company was in compliance with each of these covenants as of September 30, 2003.  The revolving credit facilities expire in May 2004.

NOTE 5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Dividends

The holders of the Series A Preferred shall be entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right.

Conversion

The holders of the Preferred Stock shall have the right to convert the Preferred Stock at any time into shares of common stock. The initial conversion rate shall be four to one, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

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

Liquidation Preference

In the event of any liquidation or winding up of the Company, the holders of the Preferred Stock shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends or (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of the Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of the assets of the Company, shall be deemed to be a liquidation.

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

Registration Rights

Pursuant to the Purchase Agreement, within 55 days following the initial closing, the Company agreed to use its best efforts to prepare and file a registration statement on Form S-3 (the “Registration Statement”) for the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the Warrants (the “Shares”), and to use its commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the initial closing.    In addition, in the event that the Company failed to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), the Company was obligated to pay to the holders of Preferred Stock as liquidated damages the amount of 1% per month of the aggregate purchase price for the shares remaining to be sold pursuant to the Registration Statement.

The Registration Statement covering the shares of common stock issuable upon conversion of the Series A Preferred, the shares of common stock issuable upon exercise of the Warrants sold pursuant to the Purchase Agreement and other shares of common stock held by such stockholders was declared effective on October 31, 2002. The holders of the Preferred Stock waived the right to receive liquidated damages resulting from the delayed date of effectiveness through November 30, 2002.

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

Summary of Certain Preferred Stock and Warrant Accounting

Due to the nature of the redemption features of the Series A Preferred, the Company has excluded the Series A Preferred from stockholders’ equity in its financial statements.

The amount representing the Series A Preferred with total gross proceeds of $7.5 million was discounted by a total of $2.1 million, including $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $268,000 representing issuance costs.  The amounts allocated in determining the discount were computed on a relative fair value basis.  After reducing the proceeds by the value of the Warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price for each of the two closings was compared to the fair market value of the Company’s common stock on June 26, 2002 (the date of issuance of the Series A Preferred) and September 6, 2002 (the date of the stockholder vote approving the second closing) resulting in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of the Company’s common stock and the deemed conversion price.

During the three months ended June 30, 2003, the Company recorded a $96,000 deemed dividend, for a cumulative amount of $342,000 in total deemed dividends for the Series A Preferred.  During the three months ended September 30, 2003, the Company recorded a $243,000 deemed dividend, representing the balance of the $585,000 beneficial conversion feature of the Series A Preferred.  The increase in the deemed dividend in the second quarter of fiscal 2004 reflected an adjustment to recognize the remaining amount of the $585,000 beneficial conversion feature.  The adjustment for the beneficial conversion feature was initiated by the Company’s reevaluation of the various complex rules surrounding the accounting for the Series A Preferred and the related interpretations under EITF 00-27 for redeemable preferred stock.  The amounts of deemed dividends related to the beneficial conversion feature that should have been originally recorded were $484,000 and $101,000 for the three months ended June 30, 2002 and September 30, 2002, respectively.  No other amounts representing deemed dividends should have been recorded in other periods.

 The Company will recognize the remaining $1.6 million value of the warrants and issuance costs only if it becomes probable that the Series A Preferred will be redeemed.  The Company does not believe that the redemption of the Series A Preferred is probable due the current amount of cash available for any potential redemption.

The Company does not believe that the $96,000 and $243,000 amounts recorded as deemed dividends in the three months ended June 30, 2003 and September 30, 2003, respectively, are material to the periods in which they should have been recorded, nor does the Company expect that the amounts recorded will be material to its consolidated results of operations for the year ending March 31, 2004. However, if the amounts are ultimately deemed to be material to the Company’s consolidated results of operations for the year ending March 31, 2004, the Company may be required to restate its consolidated financial statements for the year ended March 31, 2003 and for the three-month periods ended June 30 and September 30, 2003.  If such restatement shall be deemed necessary, net loss attributable to common stockholders for the year ended March 31, 2003 would be increased by $339,000, and the basic and diluted net loss per share attributable to common stockholders would change from $0.65 to $0.67. Net loss attributable to common stockholders for the three months ended June 30, 2003 would be decreased by $96,000, and the basic and diluted net loss per share attributable to common stockholders would change from $0.09 to $0.08.  Net loss attributable to common stockholders for the three months ended September 30, 2003 would be decreased by $243,000, and the basic and diluted net loss per share attributable to common stockholders would change from $0.05 to $0.04.  Accordingly, the Company would restate the consolidated balance sheet as of March 31, 2003 by increasing the Series A Preferred by $339,000 and reducing additional paid-in capital by $339,000.

NOTE 6. CONTINGENCIES

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on its financial position, result of operations, or cash flows.

NOTE 7. WARRANTIES

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

The Company generally agrees to indemnify its customers against legal claims that the Company’s Pharsight Knowledgebase Server software product (“PKS”) infringes certain third-party intellectual property rights and accounts for its indemnification obligation under FAS 5. In the event of such a claim, the Company is obligated to pay those costs and damages finally awarded against customer in any such action that are specifically attributable to such claim, or those costs and damages agreed to in a monetary settlement of such action. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, in general, to refund the cost of the software paid to date upon the customer’s return of the software product. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs in all periods presented.

NOTE 8. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

On October 17, 2003, the Company entered into an engagement letter with David Powell, Inc. (the “David Powell Agreement”) pursuant to which it agreed to pay David Powell, Inc. a monthly fee in return for retaining Cynthia Stephens as the Company’s Interim Chief Financial Officer for an initial two month noncancellable term, and thereafter terminable upon 30 days written notice by the Company or David Powell.

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

Revenue Recognition

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with Generally Accepted Accounting Principals (“GAAP”) rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

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

We have contracts from which we receive solely license and renewal fees consisting of one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

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

We also enter into arrangements consisting of licenses, renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting. As the only undelivered elements are services and PCS, and the PCS term (expressed or implied) and the period over which we expect the services to be performed are the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered or straight line over the period of the agreement. If the PCS term and the period over which we expect the services to be performed are not the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered or straight line over the longer of the PCS term or the period over which we expect the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out-of-pocket expenses.

We also have arrangements that consist of licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement fee ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for our PCS.

We have one international distributor. There is no right of return or price protection for sales to the international distributor. Sales are made to the distributor using a sell-in model. Revenue from this distributor in fiscal 2003 was less than 2%. Revenue from this distributor for fiscal 2002 was less than 1% of total revenues.

Results of Operations

All percentage calculations set forth in this section have been made using figures presented in the financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

Three and Six Months Ended September 30, 2003 and 2002

Revenues

Total revenues increased 21% to $4.0 million in the three months ended September 30, 2003, from $3.3 million in the three months ended September 30, 2002.  For the first six months of fiscal 2004, total revenues increased 14% to $7.7 million from $6.8 million in the comparable period in fiscal 2003.

License and renewal revenues increased 33% to $2.0 million in the three months ended September 30, 2003, from $1.5 million in the three months ended September 30, 2002.    For the first six months of fiscal 2004, license and renewal revenues increased 19% to $3.6 million from $3.0 million in the comparable period in fiscal 2003. The increase during the three and six months ended September 30, 2003 was primarily due to increased revenue recognized on sales of both our Pharsight® Knowledgebase ServerTM (PKS) and desktop software products.  The increase in PKS product revenue relates to two sales that were previously deferred until deployment services were completed, as well as to a larger license base on which PKS renewal revenues were earned.  The increase in desktop software revenue was a result of increases in both the quantity of licenses and the average selling prices (ASP) for sales booked in the current and prior periods that were recognized during the three and six months ended September 30, 2003.  The quantity of licenses sold during prior and current periods on which revenue was recognized during the three and six months ended September 30, 2003 increased 2% and 4%, respectively, compared to the corresponding periods in fiscal 2003.  The increased quantity of our desktop software products is primarily attributed to customer renewals of our WinNonlin® Pro and higher-priced WinNonlin® Enterprise products.  The ASP for sales booked during prior and current periods on which revenue was recognized during the three and six months ended September 30, 2003 increased 7% and 9%, respectively, compared to the corresponding periods in fiscal 2003.  The increase in average selling prices of our desktop software products is primarily a result of price increases that took effect in July 2002 and February 2003.  License and renewal revenues as a percentage of total revenues were 50% and 45% for the three months ended September 30, 2003 and 2002, respectively and 46% and 44% for the six months ended September 30, 2003 and 2002, respectively.

Services revenues increased 11% to $2.0 million in the three months ended September 30, 2003, from $1.8 million in the three months ended September 30, 2002.   For the first six months of fiscal 2004, services revenues increased 10% to $4.2 million from $3.8 million in the comparable period in fiscal 2003.   The increase was primarily driven by additional customers in the first half of fiscal 2004 compared to the same period of fiscal 2003, reflecting successful efforts to diversify our revenue base and expand acceptance of our methodologies.  Services revenues as a percentage of total revenues were 50% and 55% for the three months ended September 30, 2003 and 2002, respectively, and 54% and 56% for the six months ended September 30, 2003 and 2002, respectively.

Cost and Expenses

Cost of License and Renewal Revenues. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial licenses and product updates provided for in our annual license agreements, and support and product update costs.  Cost of license and renewal revenues decreased 52% to $83,000 in the three months ended September 30, 2003, from $173,000 in the three months ended September 30, 2003.  For the first six months of fiscal 2004, cost of license and renewal revenues decreased 45% to $193,000 from $352,000 in the comparable period in fiscal 2003.  The decrease for both the three and six month periods was due primarily to lower support costs resulting from our July 2002 and November 2002 restructuring actions, and decreased royalty costs as ownership of certain technology previously licensed by us from a third party was transferred to us.  Cost of license and renewal revenues as a percentage of license and renewal revenues was 4% for the three months ended September 30, 2003, compared to 12% in the three months ended September 30, 2002.  Cost of license and renewal revenues as a percentage of license and renewal revenues was 5% for the six months ended September 30, 2003, compared to 12% in the six months ended September 30, 2002.  The overall margin improvement in the first half of fiscal 2004 as compared to the same period in fiscal 2003 is due to:  the July 2002 and February 2003 price increases in our desktop software products; revenue growth in PKS, which carry lower royalties; and decreased royalty and support expenses in our desktop business, as described above.

Cost of Services Revenues.  Cost of services revenues consists of salary and related expenses associated with the delivery of consulting, training, and PKS software deployment projects.  Cost of services revenues increased 25% to $1.6 million in the three months ended September 30, 2003, from $1.3 million in the three months ended September 30, 2002.  For the first six months of fiscal 2004, cost of services revenues increased 18% to $3.4 million from $2.8 million in the comparable period in fiscal 2003.  The increase was due primarily to the creation of a PKS software deployment business in September 2002 in response to demand from several new PKS customers for software deployment services provided by Pharsight.  Cost of services as a percentage of services revenues was 81% for the three months ended September 30, 2003, compared to 72% in the same period in fiscal 2003.  Cost of services as a percentage of services revenues was 81% for the six months ended September 30, 2003, compared to 75% in the same period in fiscal 2003.  The services margin decline in the first half of fiscal 2004 resulted from the addition of costs related to the ramp-up of the PKS deployment services area.  During the six months ended September 30, 2003, we recognized previously deferred deployment services expenses to match revenues recognized on one PKS deployment which was completed during the first quarter of fiscal 2004.  Excluding revenue and expenses associated with deployment, cost of services as a percentage of services revenues decreased for the six months ended September 30, 2003 compared to the same period in fiscal 2003 due to higher services revenues.

Research and Development.  Research and development expenses decreased 20% to $718,000 in the three months ended September 30, 2003, from $900,000 in the three months ended September 30, 2002.  For the first six months of fiscal 2004, research and development expenses decreased 37% to $1.5 million from $2.4 million in the comparable period in fiscal 2003.  The decrease for both the three and six month periods resulted primarily from reduced headcount in the research and development organization as a result of our July 2002 and November 2002 restructuring actions.    Research and development expenses as a percentage of revenues were 18% for the three months ended September 30, 2003, compared to 27% in the same period in fiscal 2003.  Research and development expenses as a percentage of revenues were 19% for the six months ended September 30, 2003, compared to 35% in the same period in fiscal 2003.

Sales and Marketing.  Sales and marketing expenses decreased 47% to $918,000 in the three months ended September 30, 2003, from $1.7 million in the three months ended September 30, 2002.  For the first six months of fiscal 2004, sales and marketing expenses decreased 40% to $2.0 million from $3.4 million in the comparable period in fiscal 2003.  The decrease in sales and marketing expenses for both the three and six month periods is related primarily to a decrease in the average number of personnel in direct sales, corporate marketing, and product marketing during the quarter, as well as a reduction in corporate marketing spending. Sales and marketing expenses as a percentage of total revenues were 23% for the three months ended September 30, 2003, compared to 52% in the same period in fiscal 2003.  Sales and marketing expenses as a percentage of total revenues were 26% for the six months ended September 30, 2003, compared to 50% in the same period in fiscal 2003.

General and Administrative.  General and administrative expenses decreased 22% to $1.1 million in the three months ended September 30, 2003, from $1.4 million in the three months ended September 30, 2002.  For the first six months of fiscal 2004, general and administrative expenses decreased 21% to $2.4 million from $3.0 million in the comparable period in fiscal 2003.  The decrease for both the three and six month periods resulted from reduced staff associated with the restructuring actions taken in July 2002 and November 2002, partially offset by higher outside professional fees.  General and administrative expenses as a percentage of total revenues were 28% for the three months ended September 30, 2003, compared to 43% in the same period in fiscal 2003.  General and administrative expenses as a percentage of total revenues were 31% for the six months ended September 30, 2003, compared to 44% in the same period in fiscal 2003.

Deferred Stock Compensation. During the three months ended September 30, 2003 and 2002, we recorded amortization of deferred compensation of $50,000 and $371,000, respectively.  For the six month period ended September 30, 2003 and 2002, we recorded $117,000 and $828,000, respectively.  The deferred compensation expenses recorded in each period represent the relative amortization of the difference between the exercise price of certain stock options granted prior to our initial public offering in August 2000 and the then deemed fair value of our common stock.

Restructuring Charges.  In fiscal 2003 and 2002, we implemented restructuring programs to better align operating expenses with anticipated revenues. During the third quarter of fiscal 2002, we recorded a $676,000 restructuring charge, which consisted of $402,000 in facility exit costs, $253,000 in employee severance costs and $21,000 in other exit costs. This restructuring program resulted in a reduction in force across all company functions of approximately 14% of our work force, or 20 employees.

During the second quarter of fiscal 2003, we recorded a $324,000 restructuring charge, which consisted entirely of employee severance costs. This restructuring program resulted in a reduction in force across all company functions of 18 employees, or approximately 15% of our workforce.

During the third quarter of fiscal 2003, we recorded a $364,000 restructuring charge, which consisted of $293,000 in employee severance costs and $71,000 in facility exit costs. This restructuring plan reduced resources not integral to the development, marketing and deployment of our software products and consulting services. This included a reduction in staff of 19 employees, or approximately 20% of our work force, and was intended to help us move closer to our goal of long-term, sustainable profitability.

There are no remaining cash payments to be made related to these restructuring charges.

Other Income (Expense).  Interest expense decreased 44% to $51,000 in the three months ended September 30, 2003, from $92,000 in the three months ended September 30, 2002.  For the first six months of fiscal 2004, interest income decreased 39% to $113,000 from $186,000 in the comparable period in fiscal 2003.  The decrease in fiscal 2004 was a result of previous payment in full of the majority of the Company’s capital leases, as well as lower average borrowings and lower interest rates related to the Silicon Valley Bank credit facility during the first six months of fiscal 2004, as compared to the first six months of fiscal 2003.  Interest income decreased to $6,000 in the three months ended September 30, 2003, from $25,000 in the three months ended September 30, 2002.  For the six months ended September 30, 2003, interest income decreased to $20,000 from $63,000 during the six months ended September 30, 2002. This decrease was a result of a lower average balance of cash and short-term investments, as well as significantly lower interest rates paid by financial institutions.    Other income (expense), net, increased to $54,000 for the three months ended September 30, 2003 from $22,000 during the same period in fiscal 2003.  Other income (expense), net, increased to $67,000 for the six months ended September 30, 2003 from $45,000 during the same period in fiscal 2003.  This increase is the result of an increase in estimated taxes due for our foreign locations.

Liquidity and Capital Resources

As of September 30, 2003, we had $7.8 million in cash and cash equivalents, a decrease of 28% from cash and cash equivalents of $10.9 million held as of March 31, 2003.  As of September 30, 2003, there was an aggregate of $3.4 million in borrowings outstanding under our borrowing arrangements and credit facilities, compared to $3.8 million in borrowings outstanding at March 31, 2003.  The net decrease in borrowings during the six-month period ended September 30, 2003 resulted from scheduled repayments of principal under our term loan with Silicon Valley Bank.

In June 2002 and September 2002, we sold an aggregate of 1,814,662 shares of Series A preferred stock and warrants to purchase 1,814,662 shares of our common stock to investors affiliated with The Sprout Group and Alloy Ventures.  Dr. Chambon, one of our directors, is affiliated with the Sprout Group, and two of our directors, Mr. Sanders and Dr. Kelly, are affiliated with Alloy Ventures.  Net proceeds from these transactions were approximately $7.2 million. The purchase price was arrived at through negotiations with the investors and was determined as the sum of $4.008 (four times the average closing price of our common stock over the five trading days prior to the initial closing (i.e., $1.002) for each share of Series A preferred stock), and $0.125 for each warrant to purchase one share of our common stock.  The Series A preferred stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the holders of Preferred Stock.  The Series A preferred stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Series A preferred stock is convertible into four shares of common stock at the election of such holder or upon the occurrence of certain other events. The Series A preferred stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B preferred stock, at the election of the holder of the Series A preferred stock.  The Series B preferred stock has identical rights, preferences and privileges to the Series A preferred stock except that the Series B preferred stock is not entitled to 8% dividends.  These quarterly dividends commenced in September 2002.  During the six months ended September 30, 2003, we paid $293,000 in cash dividends to the Series A preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of September 30, 2003.  The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15.

Net cash used in operating activities for the six months ended September 30, 2003 was $1.9 million and primarily reflects our net loss for the period, with the remainder attributable to net changes in operating assets and liabilities.  These uses of cash were partially offset by $117,000 of non-cash charges related to deferred stock compensation and $526,000 of non-cash charges related to depreciation and amortization.

Net cash used in investing activities was $174,000 for the six months ended September 30, 2003, and was attributable to the purchase of fixed assets and certain capitalized expenses related to internal use software systems in accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed of Obtained for Internal Use.”

Net cash used in financing activities was $990,000 for the six months ended September 30, 2003. Cash used in financing activities were related to scheduled principal payments on capital leases and the term loan with Silicon Valley Bank and dividends paid to preferred stockholders.

  As of September 30, 2003, we had two revolving credit facilities in place, providing for up to $2.0 million in borrowings. The revolving credit facilities are comprised of $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable, and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable.  In May 2003, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  The revolving credit facilities expire in May 2004.  As of September 30, 2003, we had $1.0 million borrowed from our revolving credit facilities.   In addition, we continue to have a secured term loan payable of $2.4 million outstanding to Silicon Valley Bank.  The secured term loan principal is payable over forty-eight months, with monthly repayments having commenced in July 2002.  Certain of our assets, excluding intellectual property, secure all three facilities.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of our plan, measured monthly.  We were in compliance with each of these covenants as of September 30, 2003.

The following table depicts our contractual obligations as of September 30, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	5+ Years

Redeemable convertible preferred stock	$9,518	$582	$1,164	$7,772	$—
Notes Payable	3,406	1,875	1,531	—	—
Capital Lease Obligations	90	90	—	—	—
Operating Leases (Gross)*	1,013	475	538	—	—
Total Contractual Cash Obligations	$14,027	$3,022	$3,233	$7,772	$—

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

Recent Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Elements” (“EITF No. 00-21”) which addresses certain aspects of accounting for arrangements that include multiple products or services. Specifically, this issue addresses: (1) how to determine whether an arrangement that contains multiple products or services contains more than one unit of accounting, and (2) how the arrangement consideration should be measured and allocated. Accordingly, the adoption of EITF No. 00-21 may impact the timing of revenue recognition as well as the allocation between products and services. EITF No. 00-21 is applicable for transactions entered into beginning July 1, 2003.  The adoption of EITF No. 00-21 on July 1, 2003, did not have a material impact on our results of operations or financial position.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, variable interest entities in which an enterprise obtains an interest after that date, and variable interest entities in which an enterprise obtained an interest prior to FIN 46’s issuance date and in which such interest remains as of July 1, 2003. We do not have any ownership in any variable interest entities and therefore adoption has had no impact on our results of operation or financial position.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We examined the requirements of FAS 150 and determined that no change in presentation of our Redeemable Convertible Preferred Stock was required, as the redemption of the stock is optional rather than mandatory (see Note 5).

RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

Business Risks

Items That Affect Our Future Operations

We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

We commenced our operations in April 1995 and have incurred net losses since that time. As of September 30, 2003, we had an accumulated deficit of $79.7 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that we intend to achieve cash breakeven; however, this expectation is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve breakeven profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis. If our losses exceed the expectations of investors, the price of our common stock may decline.

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

In November 2001, July 2002 and November 2002, we announced that we were taking additional actions intended to reduce our expenses.  Our restructuring actions were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While restructuring actions have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. During the year ended March 31, 2003, we used cash for operating activities of $8.3 million. During the six months ended September 30, 2003, we used $1.9 million of cash for operating activities.  We cannot assure you that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth and continue to develop successful product and services offerings could prevent us from successfully achieving breakeven operations and result in additional restructuring actions.

Our quarterly operating results may fluctuate significantly and may not be predictive of future financial results.

We expect our quarterly operating results may fluctuate in the future, and may vary from investors’ expectations, depending on a number of factors described in this section entitled “Risk Factors” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report on Form 10-Q, including:

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

•                                          Changes in industry conditions affecting our customers; and

•                                          Our ability to realize operating efficiencies through restructuring or other actions.

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

In the past we have taken actions intended to reduce our expenses on an annualized basis.  Our cost reduction measures have left us with less available capacity to deliver our products and services. If there is a significant increase in demand from our estimates, it will take us longer to react to satisfy this demand, which would limit our ability to grow our business and potentially become profitable.

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

We receive a substantial majority of our revenue from a limited number of customers.  Sales to our top two customers in the three and six months ended September 30, 2003, accounted for 25% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 46% and 47% of total revenue, respectively.  In fiscal 2003, sales to our top two customers accounted for 28% of our revenue and sales to our top five customers accounted for 50% of our revenue. In fiscal 2002, sales to our top two customers collectively accounted for 29% of our revenue and sales to our top five customers accounted for 49% of our revenue. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

If we are unable to generate additional sales from existing customers and generate sales to new customers, we may not be able to realize sufficient revenues to become profitable.

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

We are highly dependent on the principal members of our management, scientific and development staff. Our reputation is also in part based on our association with key scientific advisors. The loss of any of these personnel might adversely impact our reputation in the market and harm our business. Failure to attract and retain key management, scientific and technical personnel could prevent us from achieving our strategy and developing our products and services.  In addition, our management team has experienced significant personnel changes over the past year and may continue to experience changes in the future. If our management team continues to experience high attrition or does not work effectively together, it could harm our business.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services accounted for approximately 23% of our total revenues for the year ending March 31, 2003.  International sales of our products and services as a percentage of our total revenues for the three and six months ended September 30, 2003 were approximately 21% and 25%, respectively. We have a total of 6 employees based outside the United States that market and sell our products and services in Europe.  We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States.  The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against the Company.  Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our operations in Europe also expose us to the following general risks associated with international operations:

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

On November 8, 2002 our stock was removed from trading on the Nasdaq National Market as a result of failure to meet the continuing listing requirements, and our common stock is now quoted on the Over-the-Counter Bulletin Board System.  Moreover, our common stock does not experience large trading volumes, and has traded under $1.00 per share since September 2002.

In addition, our delisting from the Nasdaq National Market has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code which imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors will no longer be classified and our stockholders will elect all of our directors at each annual meeting, (ii) our stockholders will be entitled to cumulative voting, and (iii) we will be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions.  Some of these changes may impact a possible transaction involving a change of control of the Company, which could negatively impact your investment.  Other consequences include the loss of certain state securities law exemptions available to us while our securities were traded on the Nasdaq National Market which may impact our ability to provide for future issuances of our securities.

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

Insiders continue to have substantial control over us, which may negatively affect your investment.

The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Entities affiliated with three of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of September 30, 2003. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions.  This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders.  In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments”.  We have no holdings of derivative financial or commodity-based instruments at March 31, 2003.

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

Our interest income is sensitive to changes in the general level of United States interest rates.  Due to the nature of our short-term investments, we believe that there is no material market risk exposure as of March 31, 2003.  As of March 31, 2003, our cash, cash equivalents and short-term investments consisted primarily of demand deposits and money market funds.

Our market and currency risk disclosures for the six month period ended September 30, 2003 have not changed significantly from those stated above.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Shawn O’Connor, and our Interim Chief Financial Officer, Cynthia Stephens, has concluded that our disclosure controls and procedures were effective as of September 30, 2003.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.    Our management, including our chief executive officer and our interim chief financial officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

ITEM 3.                                                     DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on August 14, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A.  At the meeting, the Company’s stockholders voted on the following two proposals:

(1)          Proposal to elect eight (8) directors to hold office until the 2004 Annual Meeting of Stockholders, all of which were elected at the meeting:

Director	FOR	AGAINST	ABSTAINING	BROKER NON-VOTE

Robert B. Chess	21,758,989	—	175,877	N/A
Dean O. Morton	21,858,889	—	75,977	N/A
W. Ferrell Sanders	21,858,989	—	75,877	N/A
Shawn M. O’Connor	21,758,889	—	175,977	N/A
Arthur H. Reidel	20,981,501	—	953,365	N/A
Philippe O. Chambon	21,758,989	—	175,877	N/A
Steven D. Brooks	20,589,109	—	1,345,757	N/A
Douglas E. Kelly	21,759,989	—	174,877	N/A

(2) Proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2004.

FOR	21,919,473
AGAINST	3,651
ABSTAIN	11,742
BROKER NON-VOTE	N/A

ITEM 5.                                                     OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), Pharsight Corporation is required to disclose the non-audit services approved by its Audit Committee to be performed by Ernst & Young LLP, its external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company.  The only non-audit services approved by Pharsight’s Audit Committee to be performed by Ernst & Young LLP are services rendered in connection with tax compliance.  Fees for such services are expected to be approximately $40,000.

Charles Faas resigned as Chief Financial Officer on October 16, 2003.  On October 17, 2003, we entered into an engagement letter with David Powell, Inc. (the “David Powell Agreement”) pursuant to which we agreed to pay David Powell, Inc. a monthly fee in return for retaining Cynthia Stephens as our Interim Chief Financial Officer for an initial two month noncancellable term, and thereafter terminable upon 30 days written notice by us or David Powell.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designation of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.54	Pharsight Corporation Amended and Restated 2000 Equity Incentive Plan, as amended.
10.56	Services Agreement, dated October 17, 2003, between Pharsight and David Powell, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(b)  REPORTS ON FORM 8-K.

On July 29, 2003, the Company filed a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” announcing that the Company issued a press release on July 29, 2003 regarding its financial results for the quarter ended June 30,  2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date: November 12, 2003	By:	/s/ Cynthia Stephens
Cynthia Stephens
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3(2)	Bylaws of Pharsight.
3.4(1)	Certificate of Designation of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1	Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.54	Pharsight Corporation Amended and Restated 2000 Equity Incentive Plan, as amended.
10.56	Services Agreement, dated October 17, 2003, between Pharsight and David Powell, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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