Form 10-Q
period 2003-12-31
PHARSIGHT CORP
filed 2004-02-12
CIK 1040853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period              to              .

Commission file number 000-31253

PHARSIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0401273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 West El Camino Real Mountain View, CA 94040
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

The number of shares of registrant’s common stock outstanding as of January 30, 2004: 19,054,995

PHARSIGHT CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHARSIGHT CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2003	March 31, 2003 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,461	$10,875
Accounts receivable, net	5,608	2,111
Recognized income not yet billed	115	192
Prepaid expenses and other current assets	1,013	975
Total current assets	15,197	14,153

Property and equipment, net	604	1,177
Other assets	243	244

Total assets	$16,044	$15,574

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$416	$635
Accrued expenses	524	1,086
Accrued compensation and benefits	1,531	1,198
Deferred revenue	9,414	4,980
Current portion of notes payable	1,875	1,875
Current portion of capital lease obligations	73	295
Total current liabilities	13,833	10,069

Capital lease obligations, less current portion	—	55
Notes payable, less current portion	1,313	1,969

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at December 31 and March 31, 2003
Issued and outstanding shares—1,814,662 (all designated as Series A) at December 31 and March 31, 2003	5,947	5,608
Aggregate redemption and liquidation value - $7,273

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 1,800,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized, 19,054,995 and 19,053,057 outstanding at December 31 and March 31, 2003, respectively	19	19
Additional paid-in capital	74,997	75,927
Deferred stock compensation	(39)	(352)
Accumulated deficit	(80,026)	(77,721)
Total stockholders’ deficit	(5,049)	(2,127)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$16,044	$15,574

* Derived from the Company’s audited financial statements as of March 31, 2003.

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Revenues:
License and renewal	$1,899	$1,652	$5,484	$4,654
Services	2,684	1,977	6,843	5,749
Total revenues	4,583	3,629	12,327	10,403

Costs and expenses:
License and renewal (1)	117	144	310	496
Services (2)	1,967	1,415	5,325	4,251
Research and development (3)	680	931	2,168	3,296
Sales and marketing (4)	977	1,967	3,007	5,339
General and administrative (5)	1,072	1,531	3,448	4,526
Amortization of deferred stock compensation	42	291	159	1,119
Restructuring costs	—	304	—	628
Total costs and expenses	4,855	6,583	14,417	19,655

Loss from operations	(272)	(2,954)	(2,090)	(9,252)

Other income (expense):
Interest expense	(47)	(81)	(160)	(267)
Interest income	6	24	31	89
Other expense	(14)	(14)	(86)	(61)

Net loss	(327)	(3,025)	(2,305)	(9,491)

Preferred stock dividend	(145)	(145)	(436)	(229)
Deemed dividend to preferred stockholders	—	(93)	(339)	(151)
Net loss attributable to common stockholders	$(472)	$(3,263)	$(3,080)	$(9,871)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.17)	$(0.16)	$(0.53)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	19,052	18,834	19,049	18,765

The following table shows the amount of amortization of deferred stock compensation excluded from certain costs and expenses in the Condensed Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

(1) License and renewal	$3	$18	$19	$70
(2) Services	1	1	3	9
(3) Research and development	1	16	10	71
(4) Sales and marketing	12	62	64	242
(5) General and administrative	25	194	63	727
Total	$42	$291	$159	$1,119

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$(2,305)	$(9,491)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock compensation	159	1,119
Depreciation	760	1,229
Write-off of fixed assets	—	12
Issuance of options in exchange for services	—	8
Changes in assets and liabilities:
Accounts receivable	(3,497)	(793)
Recognized income not yet billed	77	127
Prepaids and other assets	(37)	(292)
Accounts payable	(219)	(146)
Accrued expenses	(562)	(529)
Accrued compensation	333	(975)
Deferred revenue	4,434	1,557
Net cash used in operating activities	(857)	(8,174)

Cash Flows From Investing Activities:
Purchases of property and equipment	(188)	(145)
Maturities of short-term investments	—	2,995
Net cash (used in) provided by investing activities	(188)	2,850

Cash Flows From Financing Activities:
Proceeds from notes payable	—	750
Principal payments on notes payable	(656)	(1,187)
Principal payments on capital lease obligations	(277)	(513)
Payments made on notes receivable from stockholders	—	96
Proceeds from the issuance of common stock	—	55
Net proceeds from the issuance of redeemable convertible preferred stock	—	7,238
Dividend paid to preferred stockholders	(436)	(45)
Net cash (used in) provided by financing activities	(1,369)	6,394

Net (decrease) increase in cash and cash equivalents	(2,414)	1,070
Cash and cash equivalents at the beginning of period	10,875	10,498
Cash and cash equivalents at the end of period	$8,461	$11,568

Supplemental disclosure of non-cash investing and financing activities:
Amortization of deemed dividend to preferred stockholders	$339	$151
Accrued preferred stock dividend	$—	$184
Reversal of deferred stock compensation upon cancellation of unvested options	$154	$99
Discount on redeemable convertible preferred stock	$—	$(1,869)

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying financial statements of Pharsight Corporation (“Pharsight,” “we,” “our,” “us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with Pharsight’s financial statements and notes thereto included in Pharsight’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods.  The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2004, or any other period.  Certain prior period amounts have been reclassified in greater detail to conform to the current period classification. The reclassification had no impact on Pharsight’s historical results of operations or financial position.

2.  REVENUE RECOGNITION

Pharsight’s revenues are derived from two primary sources:  (1) initial and renewal fees for term-based product licenses, and (2) services related to post-contract support services for perpetual product licenses, scientific and training consulting and software deployment. Additionally, in fiscal 2003 Pharsight had an insignificant amount of revenue from subscriptions related to our information products.

Pharsight’s revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (or “SOP 97-2”) as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, “Software Revenue Recognition,” (or “SOP 98-4”), and Statement of Position No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions,” (or “SOP 98-9”).  For each arrangement, Pharsight determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectibility to be probable, we defer recognition of revenue until the fee is collected.

Pharsight has contracts from which we receive solely license and renewal fees consisting of one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS.  We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. We, therefore, do not present PCS revenue separately, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues.  We recognize each of the initial and renewal license fees ratably over the one year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

For arrangements consisting solely of services, Pharsight recognizes revenue as services are performed.  Arrangements for services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or upon acceptance, which approximates the level of services provided. For fixed fee arrangements, we recognize revenue based on the lower of (1) an estimation of the percentage of completion on contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project, or (2) hours incurred to date multiplied by our contracted per diem rates.   For fixed fee contracts with payments based on milestones, we recognize revenue on partially completed milestones based on hours incurred to date subsequent to the last fully-completed milestone, multiplied by our contracted per diem rates, not to exceed the total revenue to be earned upon achievement of such completed milestone.   If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when we receive final acceptance from the customer.  When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the services organization delivering the services.  The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Pharsight enters into arrangements consisting of one-year licenses (bundled with PCS), renewal fees and scientific consulting services.  The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, in that they are not essential to the functionality of the delivered software, are described separately in the arrangement and are sold separately.  As the only undelivered elements in these arrangements are services and PCS, and the PCS term (expressed or implied) and the period over which Pharsight expects the services to be performed are the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered, or straight line over the period of the agreement. If the PCS term and the period over which Pharsight expects the services to be performed are not the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered, or straight line over the longer of the PCS term or the period over which Pharsight expects the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out-of-pocket expenses.

Pharsight also has arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services.  For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS.

3.  NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income or loss attributable to common stockholders for the period by the weighted-average number of shares of vested common stock (i.e. not subject to a right of repurchase) outstanding during the period.

Diluted earnings per share is computed by dividing net income or loss attributable to common stockholders for the period by the weighted-average number of shares of vested common stock outstanding and, where dilutive, weighted average number of shares of unvested common stock outstanding.  Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants to purchase common stock using the treasury stock method, and convertible preferred stock using the as-if-converted basis, as of the beginning of the period presented or the original issuance date, if later.

All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share for all periods presented as the effect of including such shares would be antidilutive due to the net loss recorded in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net loss	$(327)	$(3,025)	$(2,305)	$(9,491)
Preferred stock dividend	(145)	(145)	(436)	(229)
Deemed dividend to preferred stockholders	—	(93)	(339)	(151)
Net loss attributable to common stockholders	$(472)	$(3,263)	$(3,080)	$(9,871)

Basic and diluted:
Weighted average common shares outstanding	19,054	18,869	19,053	18,815
Less weighted average common shares subject to repurchase	(2)	(35)	(4)	(50)
Shares used to compute basic and diluted net loss per share	19,052	18,834	19,049	18,765
Net loss per share – basic and diluted	$(0.02)	$(0.17)	$(0.16)	$(0.53)

The number of unvested and potential common shares excluded from the calculation of diluted earnings per share applicable to common stockholders at December 31, 2003 and 2002 is detailed in the following table (in thousands):

	December 31,
	2003	2002

Outstanding options	3,501	4,230
Warrants	2,091	2,091
Redeemable convertible preferred stock	7,259	7,259

	12,851	13,580

These instruments were excluded from the diluted earnings per share calculation, as the effect of including such instruments would be antidilutive because of the net losses recorded in each period.

4.  STOCK-BASED COMPENSATION

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), we have elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

As required by FAS 148, the following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net loss attributable to common stockholders, as reported	$(472)	$(3,263)	$(3,080)	$(9,871)

Add back:
Stock-based employee compensation included in reported net loss	42	291	159	1,119

Less:
Total stock-based compensation expense determined under the fair value method for all awards	(169)	(632)	(585)	(1,904)
Pro forma net loss attributable to common stockholders	$(599)	$(3,604)	$(3,506)	$(10,656)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(0.02)	$(0.17)	$(0.16)	$(0.53)
Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.19)	$(0.18)	$(0.57)

We estimate the fair value of our options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Our employee stock options have characteristics significantly different than those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  In management’s opinion, therefore, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	Options				ESPP
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	—	3.99	3.74	3.74	—	—	—	0.50
Expected stock price volatility	—%	198.0%	210.0%	198.0%	—%	—%	—%	307.0%
Risk-free interest rate	—%	2.58%	1.70%	2.58%	—%	—%	—%	1.64%

We did not grant any options during the three months ended December 31, 2003.  Further, in conjunction with the transfer of our securities from the Nasdaq National Market to the Over-The-Counter Bulletin Board system and in accordance with the terms of the Employee Stock Purchase Plan, we suspended new offerings under the Employee Stock Purchase Plan in January 2003 until such time as the shares could be issued pursuant to a permit under applicable state laws.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform or deliver multiple revenue-generating activities, including products, services and/or rights to use assets.   Specifically, EITF 00-21 provides a model to be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and if so, (c) how the arrangement consideration should be allocated to the separate units of accounting.  The guidance in EITF 00-21 was effective for revenue arrangements entered into beginning July 1, 2003.  Adoption of EITF 00-21 did not have a material impact on our financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either:  (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest.  This interpretation applies immediately to VIEs created after January 31, 2003.  It also applies in the first fiscal year or interim period ending after March 15, 2004 to VIEs created before February 1, 2003 in which an enterprise holds a variable interest.  FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date:  (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have a significant involvement with, an existing VIE.  We are currently in the process of completing our review of the requirements of FIN 46.  However, we have not yet identified any entities that require disclosure or entities that would require consolidation under FIN 46 that had not been previously been consolidated as a result of FIN 46.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. SFAS 150 requires that an issuer classify certain financial instruments as liabilities, including instruments issued in the form of mandatorily redeemable shares, instruments that, at inception, embody an obligation to repurchase the issuer’s equity shares or is indexed to such an obligation, and instruments that embody an obligation that the issuer must or may settle by using a variable number of its equity securities in certain circumstances.  SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. Pharsight examined the requirements of FAS 150 and determined that no change in presentation of our Redeemable Convertible Preferred Stock was required, as the redemption of the stock is at the option of the holder, rather than mandatory (see Note 9).

In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables.” This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 was effective for revenue arrangements entered into beginning October 1, 2003. Adoption of EITF 03-5 did not have a material impact on our financial statements.

6.  COMPREHENSIVE LOSS

Comprehensive loss consists of net loss adjusted for the effect of unrealized holding gains or losses on available-for-sale securities.  The unrealized gains and losses are not material for the periods presented, and consequently, net loss approximates comprehensive loss.

7.   RESTRUCTURING COSTS

During the year ended March 31, 2002, we implemented a restructuring program, which was announced in November 2001 (the “November 2001 Restructuring”), to better align operating expenses with anticipated revenues.  We recorded a $676,000 restructuring charge, which consisted of $402,000 in facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs. The November 2001 Restructuring resulted in the reduction in force across all company functions of approximately 14% of our workforce, or 20 employees. As of March 31, 2002, all 20 employees had been terminated as a result of the program.

During the year ended March 31, 2003, we announced that we were taking two additional actions intended to help further reduce operating expenses across all non-core functional areas. These actions were announced and initiated in July 2002 (the “July 2002 Restructuring”) and November 2002 (the “November 2002 Restructuring”). The July 2002 Restructuring included a total reduction of approximately 15% of our workforce, or 18 employees.  All 18 employees had been terminated as of March 31, 2003. The November 2002 Restructuring included a total reduction of approximately 20% of our workforce, or 19 employees and the closure of two remote office locations. As of March 31, 2003, all 19 employees had been terminated. In July 2002 and November 2002, we recorded $324,000 and $364,000 in restructuring charges, respectively, representing employee severance costs and facility exit costs.  At March 31, 2003, the restructuring accrual was included on the balance sheet in accrued expenses.  All actions under the plans were completed as of September 30, 2003 and there are no remaining obligations.

A summary of the restructuring accrual during the nine months ended December 31, 2003 is as follows (in thousands):

Category	Balance at March 31, 2003	Cash Expenditures	Balance at December 31, 2003

November 2001 Restructuring
Vacated facilities and operating assets	$16	$(16)	$—

July 2002 Restructuring
Employment related	45	(45)	—

November 2002 Restructuring
Vacated Facilities	23	(23)	—

Total	$84	$(84)	$—

8. NOTES PAYABLE

We have two revolving credit facilities, providing for up to $2.0 million in aggregate borrowings. These include $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable.  We also have a secured term loan with Silicon Valley Bank, under which principal is payable over forty-eight months, with monthly repayments having commenced in July 2002.  In May 2003, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of December 31, 2003, $1.0 million of the accounts receivable facilities had been utilized and was outstanding, and a remaining secured term loan balance of $2.4 million was outstanding.  Certain of our assets, excluding intellectual property, secure all three facilities.  The following financial covenants apply to the extended Silicon Valley Bank loan facilities:

remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of our plan, measured monthly.  We were in compliance with each of these covenants as of December 31, 2003.  The revolving credit facilities expire in May 2004.

9.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

On June 26, 2002 and September 11, 2002, we completed a private placement of 1,814,662 units (each a “Unit,” and, collectively, the “Units”) for an aggregate purchase price of $7.5 million to certain investors. The sale and issuance of the Units were made pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) and closed in two phases. The first phase was completed on June 26, 2002, pursuant to which we sold an aggregate of 761,920 Units for an aggregate purchase price of $3.15 million. The second phase was completed on September 11, 2002, pursuant to which we sold an aggregate of 1,052,742 Units for an aggregate purchase price of $4.35 million. Each Unit consists of one share of our Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of common stock (each a “Warrant,” and, collectively, the “Warrants”).

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

The Preferred Stock shall be automatically converted into common stock, at the then applicable conversion price, (i) in the event that the holders of at least 75% of the outstanding Preferred Stock consent to such conversion or (ii) upon the closing of a firmly underwritten public offering of shares of common stock of Pharsight for a public offering price of at least $3.006 per share and with gross proceeds to us of not less than $40,000,000 (before deduction of underwriters commissions and expenses).

Liquidation Preference

In the event of any liquidation or winding up of Pharsight, the holders of the Preferred Stock shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends or (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of the Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of Pharsight in which our stockholders do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of our assets, shall be deemed to be a liquidation.

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

Redemption

At the election of the holders of at least 75% of the Preferred Stock, to the extent that we may legally do so, we shall redeem the outstanding Preferred Stock after the fifth anniversary of the initial issuance of Preferred Stock. Such redemption shall be at a price of $4.008 per share plus accrued and unpaid dividends. If the holders of Preferred Stock shall not have elected to have Pharsight redeem the Preferred Stock at or after the fifth anniversary of the date of issuance, we shall have the option to redeem the Preferred Stock on the same terms as the optional redemption by the holders of Preferred Stock.

Registration Rights

Pursuant to the Purchase Agreement, within 55 days following the initial closing, we agreed to use our best efforts to prepare and file a registration statement on Form S-3 (the “Registration Statement”) for the resale of the shares of common stock issuable to the purchasers upon conversion of the Preferred Stock and exercise of the Warrants (the “Shares”), and to use commercially reasonable efforts to cause the Registration Statement to become effective within 105 days after the initial closing.    In addition, in the event that we failed to cause the Registration Statement to be timely filed, timely declared effective, or to be kept effective (other than pursuant to the permissible suspension periods), we were obligated to pay to the holders of Preferred Stock as liquidated damages the amount of 1% per month of the aggregate purchase price for the shares remaining to be sold pursuant to the Registration Statement.

The Registration Statement covering the shares of common stock issuable upon conversion of the Series A Preferred, the shares of common stock issuable upon exercise of the Warrants sold pursuant to the Purchase Agreement and other shares of common stock held by such stockholders was declared effective on October 31, 2002. The holders of the Preferred Stock waived the right to receive liquidated damages that resulted from the delayed date of effectiveness through November 30, 2002.

We have not filed a Registration Statement covering the shares of Series B preferred stock to be issued as a dividend with respect to the Series A Preferred Stock, and therefore, the holders of Preferred Stock accrued additional liquidated damages following November 30, 2002.  In February 2003, the holders of the Preferred Stock waived the right to receive the foregoing liquidated damages.

In May 2003, the holders of the Preferred Stock waived the requirement that we file a post-effective amendment on Form S-1 in the event that we are no longer eligible to use Form S-3.   The holders of Preferred Stock also waived the right to receive liquidated damages as a result of the failure to file a post-effective amendment on Form S-1.  Notwithstanding the foregoing, the holders of Preferred Stock are entitled to terminate the May 2003 waivers and, as a result, require us to file a post-effective amendment on Form S-1 within thirty (30) days from the our receipt of such waiver termination and to cause such post-effective amendment to become effective within ninety (90) days from receipt of such waiver termination, or otherwise incur liquidated damages under the terms of the Purchase Agreement.   On June 10, 2003, the Registration Statement ceased to be available for resale of the shares registered thereunder.

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

Summary of Certain Preferred Stock and Warrant Accounting

Due to the nature of the redemption features of the Series A Preferred, we have excluded the Series A Preferred from stockholders’ equity in our financial statements.

The amount representing the Series A Preferred with total gross proceeds of $7.5 million was discounted by a total of $2.1 million, including $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $268,000 representing issuance costs.  The amounts allocated in determining the discount were computed on a relative fair value basis.  After reducing the proceeds by the value of the Warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price for each of the two closings was compared to the fair market value of our common stock on June 26, 2002 (the date of issuance of the Series A Preferred) and September 6, 2002 (the date of the stockholder vote approving the second closing) that resulted in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of our common stock and the deemed conversion price.

During the three months ended June 30, 2003, we recorded a $96,000 deemed dividend, for a cumulative amount of $342,000 in total deemed dividends for the Series A Preferred.  During the three months ended September 30, 2003, we recorded a $243,000 deemed dividend, representing the balance of the $585,000 beneficial conversion feature of the Series A Preferred.  The increase in the deemed dividend in the second quarter of fiscal 2004 reflected an adjustment to recognize the remaining amount of the $585,000 beneficial conversion feature.  The adjustment for the beneficial conversion feature was initiated by our reevaluation of the various complex rules surrounding the accounting for the Series A Preferred and the related interpretations under EITF 00-27 for redeemable preferred stock.  The amounts of deemed dividends related to the beneficial conversion feature that should have been originally recorded were $484,000 and $101,000 for the three months ended June 30, 2002 and September 30, 2002, respectively.  No other amounts representing deemed dividends should have been recorded in other periods.

We will recognize the remaining $1.6 million value of the warrants and issuance costs only if it becomes probable that the Series A Preferred will be redeemed.  We do not believe that the redemption of the Series A Preferred is probable due to the current amount of cash available for any potential redemption.

We do not believe that the $96,000 and $243,000 amounts recorded as deemed dividends in the three months ended June 30, 2003 and September 30, 2003, respectively, are material to the periods in which they should have been recorded, nor do we expect that the amounts recorded will be material to our consolidated results of operations for the year ending March 31, 2004. However, if the amounts are ultimately deemed to be material to  our consolidated results of operations for the year ending March 31, 2004, we may be required to restate our consolidated financial statements for the year ended March 31, 2003 and for the three-month periods ended June 30 and September 30, 2003.  If such restatement shall be deemed necessary, net loss attributable to common stockholders for the year ended March 31, 2003 would be increased by $339,000, and the basic and diluted net loss per share attributable to common stockholders would change from $0.65 to $0.67. Net loss attributable to common stockholders for the three months ended June 30, 2003 would be decreased by $96,000, and the basic and diluted net loss per share attributable to common stockholders would change from $0.09 to $0.08.  Net loss attributable to common stockholders for the three months ended September 30, 2003 would be decreased by $243,000, and the basic and diluted net loss per share attributable to common stockholders would change from $0.05 to $0.04.  Accordingly, we would restate the consolidated balance sheet as of March 31, 2003 by increasing the Series A Preferred by $339,000 and reducing additional paid-in capital by $339,000.

10. CONTINGENCIES AND GUARANTEES

Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against us, would not have a material adverse effect on our financial position, result of operations, or cash flows.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims.  These obligations relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship.  Other obligations relate to certain commercial agreements with our customers, under which we may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by our software.  The terms of such obligations vary.  Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2003 or March 31, 2003.

11. WARRANTIES

We generally provide a warranty for our software products and services to our customers for a period of 90 days and account for our warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”).  Our software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain documentation. We also provide for a limited performance warranty for our software products for a period of 90 days from the date of installation at the customer premises, if used as permitted under the signed agreement and in accordance with our documentation. The sole remedy that we provide is that we will, at our own expense, use commercially reasonable efforts to correct any reproducible error in the software during the warranty period, and if we determine that we are unable to correct the error, we will refund the license fee paid for the nonconforming component of the licensed software. Our services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, we generally will correct or provide a reasonable work around or replacement product. We have not provided for a warranty accrual in all periods presented. To date, our product warranty expense has not been material.

12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Arthur Reidel, Chairman of the Board of Directors of Pharsight Corporation, is also a member of the Board of Directors of Insightful Corporation.  We license from Insightful Corporation some of the technology that is included in our Trial SimulatorTM product line.  Total royalty expenses related to our relationship with Insightful Corporation were $24,000 and $15,000 for the three months ended December 31, 2003 and 2002, respectively.   Royalty expenses related to Insightful Corporation were $84,000 and $69,000 for the nine months ended December 31, 2003 and 2002, respectively.  The amount of accrued royalty expense related to our relationship with Insightful Corporation at December 31, 2003 and March 31, 2003 was $81,000 and $57,000, respectively, and is included in the accompanying balance sheets as a component of accrued expenses.

Arthur Reidel, Chairman of the Board of Directors of Pharsight Corporation, is also a Venture Partner of Lightspeed Venture Partners.   Lightspeed Venture Partners is the venture group of The Weiss, Peck & Greer Entities, which in the aggregate hold 1,223,242 shares of common stock, representing approximately 6% of our outstanding shares.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors That May Affect Future Results and Market Price of Stock,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Executive Summary and Overview

Business and Products

Pharsight Corporation develops and markets software and services that help pharmaceutical and biotechnology companies improve their decision-making in drug development and commercialization. Our solution combines proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making.  Our offerings consist of a portfolio of scientific and decision consulting services, computer-based development applications and related services. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between.  We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers’ development efforts and product portfolios.

Trends and Opportunities

The use of our methodology is non-traditional to the current drug-development process, which is heavily dependent upon clinical trials and patient testing.  Although our methodology does not displace the use of human trials in drug development, we believe our approach renders human trials more efficient and relevant.  The continued growth of our customer base, the increase in number of contracts with our customers, and the increase in our average contract values over time has shown a trend which we believe demonstrates increased acceptance of our methodology and an increased demand for its use.  This demand can be met by increased deployment of our services, or by increased internal resources within our customers.

We believe that these trends demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

Challenges and Risks

We have incurred losses since inception and currently have an accumulated deficit of approximately $80 million.  During fiscal 2002 and 2003, we implemented several restructuring actions to better align operating expenses with anticipated revenues.  In November 2001, we reduced our workforce by 20 employees, or 14% of our workforce.  In July 2002, we reduced our workforce by 18 employees, or 15% of our workforce.  In November 2002, we again reduced our workforce by 19 employees, or 20% of our workforce, and closed two of our remote office locations.  Our commitments and liabilities were significantly reduced via these restructuring events. In addition, we have reduced ongoing operating expenses by reducing purchases of other goods and services in order to reduce our losses.  We are not certain, however, when, if ever, we may become profitable.  To meet increases in the demand for our products and services, we may be forced to invest further in our operations, technology and infrastructure, which may result in continued losses.

We have announced our objective to achieve cashflow breakeven, and although we achieved positive cash flow for the three months ended December 31, 2003, our continued ability to generate positive cash flow is based on a number of factors, including some outside of our control, such as the state of the overall economy and the demand for our products.   As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations.  We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

We generate a significant portion of our revenue from a limited number of customers.  For the three and nine months ended December 31, 2003, sales to our top two customers accounted for 26% and 25% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 54% and 48% of total revenue, respectively.   We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers.  In addition, the worldwide pharmaceutical industry has undergone substantial consolidation, which may reduce the number of our existing and potential customers.  As a result, the loss of one of our large customers would hurt our business and delay or prevent us from becoming profitable.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (GAAP).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented.  To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.  The significant accounting policies that we believe are critical to aid in fully understanding and evaluating our reported financial results are described in the notes to these financial statements and in Part II, Item 7 of our Form 10-K for the fiscal year ended March 31, 2003.  Our primary critical accounting policy is revenue recognition.

Revenue Recognition.   We refer readers to the notes to the financial statements in Item 1 of this report for an understanding of our revenue recognition policy.  For each arrangement, we make judgments as to whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectibility to be probable, we defer recognition of revenue until the fee is collected.  As of December 31, 2003, our management had deferred recognition of approximately $9.4 million of revenue as a result of our determinations that one or more of the criteria listed above had not been met.

Additionally, for fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or upon acceptance, which approximates the level of services provided. Management makes a number of estimations related to recognizing revenue for such contracts, based on (1) an estimation of the percentage of completion on contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project, or (2) hours incurred to date multiplied by our contracted per diem rates.   For fixed fee contracts with payments based on milestones, we recognize revenue on partially completed milestones based on hours incurred to date subsequent to the last fully-completed milestone, multiplied by our contracted per diem rates, not to exceed the total revenue to be earned upon achievement of such completed milestone.  Also, when total cost estimates related to services delivered under fixed fee contracts exceed revenues, we must accrue for the estimated losses immediately.  The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements.  A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Related Party Transactions

Arthur Reidel, Chairman of the Board of Directors of Pharsight Corporation, is also a member of the Board of Directors of Insightful Corporation.  We license from Insightful Corporation some of the technology that is included in our Trial SimulatorTM product line.  Total royalty expenses related to our relationship with Insightful Corporation were $24,000 and

$15,000 for the three months ended December 31, 2003 and 2002, respectively.   Royalty expenses related to Insightful Corporation were $84,000 and $69,000 for the nine months ended December 31, 2003 and 2002, respectively.  The amount of accrued royalty expense related to our relationship with Insightful Corporation at December 31, 2003 and March 31, 2003 was $81,000 and $57,000, respectively, and is included in the accompanying balance sheets as a component of accrued expenses.

In June 2002 and September 2002, we sold an aggregate of 1,814,662 shares of Series A Preferred Stock and warrants to purchase 1,814,662 shares of our common stock to investors affiliated with The Sprout Group and Alloy Ventures.  Dr. Chambon, one of our directors, is affiliated with The Sprout Group, and two of our directors, Mr. Sanders and Dr. Kelly, are affiliated with Alloy Ventures.   The terms of this transaction are described in “Liquidity and Capital Resources” below.

Results of Operations

The following table sets forth, for the periods given, selected financial data as a percentage of our revenue.  The table and the discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report, as well as with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.  All percentage calculations set forth in this section have been made using figures presented in the financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues:
License and renewal	41%	46%	44%	45%
Services	59	54	56	55
Total revenues	100	100	100	100

Costs and expenses:
License and renewal	3	4	3	5
Services	43	39	43	41
Research and development	15	26	18	32
Sales and marketing	21	54	24	51
General and administrative	23	42	28	44
Amortization of deferred stock compensation	1	8	1	11
Restructuring costs	—	8	—	6
Total costs and expenses	106	181	117	190
Loss from operations	(6)	(81)	(17)	(90)

Other income (expense), net	(1)	(2)	(2)	(2)
Net loss	(7)	(83)	(19)	(92)

Preferred stock dividend	(3)	(4)	(4)	(2)
Deemed dividend to preferred stockholders	—	(3)	(3)	(1)
Net loss attributable to common stockholders	(10)%	(90)%	(26)%	(95)%

Comparison of Three and Nine Months Ended December 31, 2003 and 2002

Revenues

	Three Months Ended December 31, 2003	Change	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2003	Change	Nine Months Ended December 31, 2002
Revenues (dollars in thousands):
License and renewal	$1,899	15%	$1,652	$5,484	18%	$4,654
Services	2,684	36%	1,977	6,843	19%	5,749
Total revenues	$4,583	26%	$3,629	$12,327	18%	$10,403

License and Renewal Revenues .The increase in license and renewal revenues for both the three and nine month periods was primarily due to increased revenue recognized on sales of our Pharsight® Knowledgebase ServerTM (PKS) and desktop software products.

The increase in PKS product revenue for both the three and nine month periods in fiscal 2004 is attributable to increased sales of new and renewal PKS licenses.

The increase in desktop software revenue was a result of increases in both the quantity of licenses and the average selling prices (ASP) for sales booked in the current and prior periods that were recognized during fiscal 2004.  The increased quantity of licenses sold was attributable to an increase in the number of upgrades of WinNonlin® Enterprise products to existing PKS customers, and increased customer renewals of our WinNonlin® Pro and higher-priced WinNonlin® Enterprise products related to an early renewal incentive program.  The quantity of licenses sold during prior and current periods on which revenue was recognized during the three and nine months ended December 31, 2003 increased 5% and 12%, respectively, compared to the corresponding period in fiscal 2003.  The ASP for sales booked and for which revenue was deferred during prior and current periods, and for which revenue was recognized during the three and nine months ended December 31, 2003 increased 6% and 9%, respectively, compared to the corresponding periods in fiscal 2003, as a result of price increases that took effect in both July 2002 and February 2003.

Services Revenues. The increase in the three month period in fiscal 2004 compared to fiscal 2003 was driven by an increase in our average contract value of 17%, as well as an increase of three in the number of customers, reflecting successful efforts to diversify our revenue base and expand acceptance of our methodologies.  The increase in the nine month period in fiscal 2004 compared to fiscal 2003 was driven by an increase in our average contract value of 15%, as well as an increase of four in the number of customers.

Cost and Expenses

	Three Months Ended December 31, 2003	Change	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2003	Change	Nine Months Ended December 31, 2002
Costs and expenses (dollars in thousands):
License and renewal	$117	(19)%	$144	$310	(38)%	$496
Services	1,967	39	1,415	5,325	25	4,251
Research and development	680	(27)	931	2,168	(34)	3,296
Sales and marketing	977	(50)	1,967	3,007	(44)	5,339
General and administrative	1,072	(30)	1,531	3,448	(24)	4,526
Amortization of deferred stock compensation	42	(86)	291	159	(86)	1,119
Restructuring costs	—	(100)	304	—	(100)	628
Total costs and expenses	$4,855	(26)%	$6,583	$14,417	(27)%	$19,655

Cost of License and Renewal Revenues. Cost of license and renewal revenues consists of royalty expense and cost of materials for both initial licenses and product updates provided for in our annual license agreements, and support and product update costs.

The decrease in cost of license and renewal revenues in absolute dollars and as a percentage of revenues for the three month period in fiscal 2004 was due primarily to a decrease of $41,000 in royalty costs as ownership of certain technology previously licensed by us from a third party was transferred to us.    The decrease in absolute dollars and as a percentage of revenues for the nine month period was due primarily to a decrease of $83,000 in support costs resulting from our July 2002 and November 2002 restructuring actions, as well as a decrease of $115,000 in royalty costs related to transfer to us of certain technology which we had previously licensed from a third party.

Cost of Services Revenues.  Cost of services revenues consists of salaries and related expenses associated with the delivery of consulting, training, post-contract support for our software products and deployment of our software products.   Cost of services expenses associated with service arrangements under which revenue recognition is deferred until user acceptance are deferred and recognized as expense in the period during which revenue recognition for such arrangement commences.  For those services which are contracted under fixed-fee arrangements, when total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the services organization delivering the services.

The increase in cost of services revenues in fiscal 2004 in absolute dollars was primarily attributable to increased expenses in fiscal 2004 related to the establishment and ramp-up of our PKS software deployment organization beginning in September 2002 in response to demand from several new PKS customers for software deployment services.  The increase in cost of services revenues as a percentage of revenues was related to under-utilized capacity related to our PKS software deployment organization.

Research and Development.  Research and development expenses consist primarily of compensation-related expenses, software maintenance fees, allocations of facilities costs and depreciation of software and hardware utilized in the development of and enhancements to our software products.

The decrease in expenses for the three month period of fiscal 2004 was related to a reduction of approximately $119,000 in headcount-related expenses, and $118,000 in facilities and depreciation expenses as a result of our restructuring activities and continued cost-reduction efforts.   The decrease for the nine month period of fiscal 2004 was primarily attributable to a reduction of approximately $692,000 in headcount-related expenses, $361,000 in facilities and depreciation expenses, and $65,000 in external consulting expenses as a result of our restructuring activities and continued cost-reduction efforts.

Sales and Marketing.  Sales and marketing expenses consist primarily of compensation related expenses, sales commissions, travel costs, allocations of facilities costs, depreciation, and advertising and other marketing related expenses.

The decrease in sales and marketing in the three month period of fiscal 2004 was primarily attributable to decreases of approximately $522,000 in payroll and related costs and $137,000 in facilities and depreciation expenses as a result of our restructuring activities, as well as a reduction of $277,000 in overall corporate marketing spending resulting from our cost-reduction efforts.   The decrease in the nine month period was primarily attributable to a decrease of approximately $1.3 million in payroll and related costs and a reduction of $250,000 in facilities and depreciation expenses resulting from our restructuring activities, as well as a reduction of approximately $656,000 in corporate marketing spending,

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses, allocations of facilities costs, depreciation, insurance and fees for professional services such as legal, audit, and tax advisory services.

The decrease in general and administrative expenses for the three and nine month periods in fiscal 2004 were primarily attributable to decreases of $178,000 and $496,000, respectively, in headcount-related costs, $154,000 and $245,000, respectively, in facilities and depreciation expenses, and $46,000 and $69,000, respectively, in insurance premiums resulting from our restructuring activities; and decreases of $36,000 and $175,000, respectively, in consulting expenses and $23,000 and $73,000, respectively in travel expenses as a result of our cost-reduction efforts.

Deferred Stock Compensation. The deferred stock compensation expenses recorded in each period represent the relative amortization of the difference between the exercise price of certain stock options granted prior to our initial public offering in August 2000 and the then deemed fair value of our common stock, recognized ratably over the vesting period of the stock options.   The decrease in the amount of amortization expense recorded in fiscal 2004 is related to a reduction in the amount of unamortized deferred stock compensation remaining.  As of December 31, 2003, $39,000 of deferred stock compensation remains to be amortized, all of which will be fully amortized by March 31, 2004.

Liquidity and Sources of Capital

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	December 31, 2003	Change	March 31, 2003

Cash and cash equivalents	$8,461	(22)%	$10,875
Working capital	$1,364	(67)%	$4,084

	Nine Months Ended December 31,
	2003	Change	2002
Cash used in operating activities	$(857)	90%	$(8,174)
Cash (used in) provided by investing activities	$(188)	(107)%	$2,850
Cash (used in) provided by financing activities	$(1,369)	(121)%	$6,394

Cash and Cash Equivalents.  As of December 31, 2003, our cash and cash equivalents consisted primarily of demand deposits and money market funds.   The decrease in our cash and cash equivalents in the nine months ended December 31, 2003 was primarily due to $1.4 million of cash used in financing activities and $857,000 used in operating activities.   The largest uses of cash from financing activities were repayments of $656,000 against our credit facilities with Silicon Valley Bank and $436,000 of preferred stock dividend payments.  Our working capital, defined as current assets less current liabilities, decreased primarily due to a combination of cash used to fund operations, repayments against our credit facilities and payments of dividends to our preferred stockholders.

Cash Flows Used In Operating Activities.  Cash flows used in operating activities decreased in the first nine months of fiscal 2004 as compared to the comparable period of fiscal 2003 primarily due to decreased net losses.  In addition, as a result of increased bookings and revenue volume in December 2003, our accounts receivable balance increased by $3.5 million over March 31, 2003, which was more than offset by an increase of $4.4 million in our deferred revenues related to prepayments from our customers.   The increase in deferred revenue resulted from sales of PKS Version 2.0 which were sold in conjunction with services that have caused the deferral of revenue on the software licenses, until the related services are performed.

Cash Flows Used in Investing Activities.  Negative cash flows from investing activities in the nine months ended December 31, 2003 relate to purchases of capital equipment necessary for our ongoing operations.

Cash Flows Used In Financing Activities.  Negative cash flows from financing activities during the first nine months of fiscal 2004 are primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities.  We have two revolving credit facilities, providing for up to $2.0 million in borrowings. These include $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable.  In May 2003, we extended our secured revolving credit facility agreement with Silicon Valley Bank for an additional year.  As of December 31, 2003, $1.0 million of the accounts receivable facility had been utilized and was outstanding, and a remaining secured term loan balance of $2.4 million was outstanding, as compared to $3.8 million in borrowings outstanding at March 31, 2003.  The secured term loan principal is payable over forty-eight months, with monthly repayments having commenced in July 2002.  Certain of our assets, excluding intellectual property, secure all three facilities.  The following financial covenants apply to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of our plan, measured monthly.  We were in compliance with each of these covenants as of December 31, 2003; however, the terms of these covenants may restrict us from investing sufficiently in our operations, our technology, or our service offerings in order to continue expanding our business.  The revolving credit facilities expire in May 2004, and we currently anticipate that we will extend our facilities for an additional year.  There can be no guarantee, however, that we will be able to renew our facilities, or that if we do that we will receive as favorable terms as under our current arrangements.  Either of these outcomes may negatively impact the timing and our ability to achieve profitability and positive cash flow, or may preclude us from investing sufficiently in our operations, technology, and service offerings in order to continue expanding our business.

Preferred Stock Financing.  In June 2002 and September 2002, we sold an aggregate of 1,814,662 shares of Series A Preferred Stock and warrants to purchase 1,814,662 shares of our common stock to investors affiliated with The Sprout Group and Alloy Ventures.  Dr. Chambon, one of our directors, is affiliated with the Sprout Group, and two of our directors, Mr. Sanders and Dr. Kelly, are affiliated with Alloy Ventures.  Net proceeds from these transactions were approximately $7.2 million. The purchase price was arrived at through negotiations with the investors and was determined as the sum of $4.008 (four times the average closing price of our common stock over the five trading days prior to the initial closing (i.e., $1.002) for each share of Series A Preferred Stock), and $0.125 for each warrant to purchase one share of our common stock.  The Series A Preferred Stock is redeemable at any time after five years from issuance upon the affirmative vote of at least 75% of the holders of Preferred Stock.  The Series A Preferred Stock is redeemable at a price of $4.008 per share plus any unpaid dividends with respect to such share. Each share of Series A Preferred Stock is convertible into four shares of common stock at the election of such holder or upon the occurrence of certain other events. The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock.  The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends.  These quarterly dividends commenced in September 2002.  During the six months ended September 30, 2003, we paid $293,000 in cash dividends to the Series A preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of September 30, 2003.  The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15.

Contractual Commitments.  As of December 31, 2003, we have operating leases of our facility and certain property and equipment that expire at various times through fiscal years 2005 and 2006.  These arrangements allow us to obtain the use of the equipment and facilities without purchasing them.  If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets.  Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets.  During the three and nine months ended December 31, 2003, we recorded rent and lease expenses related to these arrangements of $123,000 and $634,000, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years
Redeemable convertible preferred stock (1)	$1,594	$581	$1,013	$—
Notes payable	3,188	1,875	1,313	—
Capital lease obligations	73	73	—	—
Operating leases (gross)	894	479	415	—

Total commitments	$5,749	$3,008	$2,741	$—

(1) The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007.  However, if this does not occur then we will continue to pay dividends in the amount of approximately $581,000 per year.  Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur our obligation to pay dividends or redeem the preferred stock would cease at that time.   Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subject to conjecture.  The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem.  We also refer the reader to the discussion of the redeemable convertible preferred stock in Note 9.

Short Term and Long Term Liquidity.  We believe we have adequate cash to sustain operations through the next 12 months, and we are managing the business to achieve positive cash flow utilizing existing assets.  During fiscal 2003, our commitments and liabilities were significantly reduced via restructuring events, however we also incurred substantial commitments as a result of the sale of shares of convertible, redeemable preferred stock, and we also extended our credit facilities under our arrangements with Silicon Valley Bank.  We have reduced ongoing operating expenses by reducing purchases of other goods and services and by making workforce reductions, and although we generated positive operating cash flow for the three months ended December 31, 2003, there is no assurance that we can continue to do so.  We are committed to the successful execution of our operating plan and will take further restructuring actions as necessary to ensure our cash resources are sufficient to fund our presently anticipated operating losses and working capital requirements at least through the next 12 months.

Our long-term liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures.  We may not be able to maintain our current market share, or continue to expand our business, without investing in our operations, technology, or product and service offerings.     In order to do so, we may need to raise additional funds through public or private financings or other sources to fund our operations.  However, our common stock is not listed on an exchange or the Nasdaq National Market, and until it is listed it will be difficult for us to make sales of our equity stock.  In addition, the terms of our preferred stock may prevent us from issuing additional shares of preferred stock on terms that investors would require to invest in our preferred stock.  The necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.  As a result, we may not be able to obtain additional funds on commercially reasonable terms, or at all.  In addition, beginning in June 2007, the holders of our preferred stock can force us to redeem the shares of our preferred stock, and if we are required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.3 million.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform or deliver multiple revenue-generating activities, including products, services and/or rights to use assets.   Specifically, EITF 00-21 provides a model to be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and if so, (c) how the arrangement consideration should be allocated to the separate units of accounting.  The guidance in EITF 00-21 was effective for revenue arrangements entered into beginning after July 1, 2003.  Adoption of EITF 00-21 did not have a material impact on our financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which was amended by FIN6R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either:  (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest.  This interpretation applies immediately to VIEs created after January 31, 2003.  It also applies in the first fiscal year or interim period ending after March 15, 2004 to VIEs created before February 1, 2003 in which an enterprise holds a variable interest.  FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date:  (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have a significant involvement with, an existing VIE.  We are currently in the process of completing our review of the requirements of FIN 46.  However, we have not yet identified any entities that require disclosure or entities that would require consolidation under FIN 46 that had not been previously been consolidated as a result of FIN 46.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. SFAS 150 requires that an issuer classify certain financial instruments as liabilities, including instruments issued in the form of mandatorily redeemable shares, instruments that, at inception, embody an obligation to repurchase the issuer’s equity shares or is indexed to such an obligation, and instruments that embody an obligation that the issuer must or may settle by using a variable number of its equity securities in certain circumstances.  SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. Pharsight examined the requirements of FAS 150 and determined that no change in presentation of our Redeemable Convertible Preferred Stock was required, as the redemption of the stock is at the option of the holders rather than mandatory (see Note 9).

In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables.” This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 was effective for revenue arrangements entered into beginning October 1, 2003. Adoption of EITF 03-5 did not have a material impact on our financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We operate in a rapidly changing economic and technological environment that presents numerous risks.  Many of these risks are beyond our control and are driven by factors that we cannot predict.  The following discussion, as well as our discussion above of critical accounting policies and estimates highlights some of these risks.  You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

Business Risks

Items That Affect Our Future Operations

We have a history of losses that we expect will continue, and we may not be able to generate sufficient revenues to achieve profitability.

We commenced our operations in April 1995 and have incurred net losses since that time. As of December 31, 2003, we had an accumulated deficit of $80.0 million. We expect to incur further losses as we continue to develop our business. Since the amounts we may determine to invest to grow our business are uncertain, we are unable to be certain when, if ever, we may become profitable. We have announced that we intend to achieve cash breakeven; however, this expectation is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may never generate sufficient revenues to achieve profitability. Furthermore, even if we do achieve breakeven profitability and positive operating cash flow, we may not be able to sustain or increase profitability or positive operating cash flow on a quarterly or annual basis. If our losses exceed the expectations of investors, the price of our common stock may decline.

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

The terms of our credit facilities contain covenants that limit our flexibility and prevent us from taking certain actions.

The terms governing our credit facilities with Silicon Valley Bank include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants will, among other things, limit our ability to:

•                  incur additional debt;

•                  make certain investments;

•                  create liens; or

•                  sell certain assets.

These covenants may significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. In addition, these lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including interest rates and covenants.

We have engaged in restructuring actions in order to reduce our operating expenses. These actions may not be sufficient to reduce our operating expenses to the level that we need to achieve, and so we may need to engage in additional restructuring actions.

In November 2001, July 2002 and November 2002, we announced that we were taking additional actions intended to reduce our expenses.  Our restructuring actions were designed to lower our cash used for operating expenses by reducing expenses for facilities, sales and marketing, hosting, professional services and marketing arrangements and significantly reducing our current employee and contractor staffing levels. While restructuring actions have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan, including obtaining new customers. During the year ended March 31, 2003, we used cash for operating activities of $8.3 million. During the nine months ended December 31, 2003, we used $857,000 of cash for operating activities.  We cannot assure you that we will be successful in implementing our new business plan or sufficiently reducing our operating expenses in the future. Our inability to generate adequate revenue growth and continue to develop successful product and services offerings could prevent us from successfully achieving breakeven operations and result in additional restructuring actions.

Our quarterly operating results may fluctuate significantly and may not be predictive of future financial results.

We expect our quarterly operating results may fluctuate in the future, and may vary from investors’ expectations, depending on a number of factors, including:

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

•                                          Delays or deferrals of customer implementations of our software products;

•                                          The tendency of some of our customers to wait until the end of a fiscal quarter or fiscal year in the hope of obtaining more favorable terms;

•                                          Changes in industry conditions affecting our customers; and

•                                          Our ability to realize operating efficiencies through restructuring or other actions.

As a result, quarterly comparisons may not indicate reliable trends of future performance.

We manage our expense levels in part based upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any shortfall in revenue would have a direct impact on our results of operations.

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

We receive a substantial majority of our revenue from a limited number of customers.  For the three and nine months ended December 31, 2003, sales to our top two customers accounted for 26% and 25% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 54% and 48% of total revenue, respectively.  We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if we lose any of them as customers, our total revenue may be significantly reduced.

We may need to change our pricing models to compete successfully.

The markets in which we compete can put pressure on us to reduce our prices.  If our competitors offer deep discounts on certain products in an effort to recapture or gain market share, we may then need to lower prices or offer other favorable terms in order to compete successfully.  Any such changes would be likely to reduce margins and could adversely affect operating results.  We have periodically changed our pricing model and any broadly based changes to our prices and pricing policies could cause service and license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies.  If we do not adapt our pricing models to reflect changes in customer use of our products, our revenues could decrease.

If we are unable to generate additional sales from existing customers and/or generate sales to new customers, we may not be able to realize sufficient revenues to become profitable.

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

The successful growth of our business depends on our ability to develop new products and services and incorporate new capabilities, including the expansion of our product to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of our prospective users, on a timely basis. If we cannot adapt to changing technologies, emerging industry standards, new scientific developments and increasingly sophisticated customer needs, we may not achieve revenue growth and our products and services may become obsolete, and our business could suffer. We have suffered product delays in the past, resulting in lost product revenues. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our products before or after commercial release, which could result in product redevelopment costs and loss of, or delay in, market acceptance. Furthermore, a failure by us to introduce new products or services on schedule could harm our business prospects. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us.  We may need to accelerated product introductions and shorten product life cycles, which will require high levels of expenditures of research and development that could adversely affect our operating results.

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

Our intellectual property is important to our competitive position. We protect our proprietary information and technology through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We have filed fourteen patent applications, of which one patent has  issued. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary information and technology, nor can we guarantee that we will be successful in obtaining any patents or that the rights granted under such patents will provide a competitive advantage. Misappropriation of our intellectual property could harm our competitive position. We may also need to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result. In addition, the laws of some foreign countries provide less protection of intellectual property rights than the laws of the United States and Europe. As a result, we may have an increasingly difficult time adequately protecting our intellectual property rights as our sales in foreign countries grow.

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

We market and sell our products and services in the United States and internationally.  International sales of our products and services as a percentage of our total revenues for the three and nine months ended December 31, 2003 were approximately 19% and 23%, respectively. We have a total of 8 employees based outside the United States that deploy our software, perform consulting services and perform research in Europe.  We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States.  The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us.  Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

•                                          Reduced protection for intellectual property rights in some countries;

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

Changes in government regulation could decrease the need for the products and services we provide.

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development/approval process. A large part of our software and services business involves helping pharmaceutical and biotechnology companies through the regulatory drug approval process. Any relaxation in regulatory approval standards could eliminate or substantially reduce the need for our services, and, as a result, our business, results of operations and financial condition could be materially adversely affected. Potential regulatory changes under consideration in the United States and elsewhere include mandatory substitution of generic drugs for patented drugs, relaxation in the scope of regulatory requirements or the introduction of simplified drug approval procedures. These and other changes in regulation could have an impact on the business opportunities available to us.

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

Consolidation in the pharmaceutical industry could cause disruptions of our customer relationships, interfere with our ability to enter into new customer relationships and have a negative impact on our revenues

In recent years, the worldwide pharmaceutical industry has undergone substantial consolidation. If any of our customers consolidate with another business, they may delay or cancel projects, lay off personnel or reduce spending, any of which could cause our revenues to decrease. In addition, our ability to complete sales or implementation cycles may be impaired as these organizations undergo internal restructuring.

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

Risks Related to Our Stock

Our common stock only trades on the Over-the-Counter Bulletin Board system, and has experienced reduced trading volumes and stock price since it began to be traded there.

On November 8, 2002 our stock was removed from trading on the Nasdaq National Market as a result of failure to meet the continuing listing requirements, and our common stock is now quoted on the Over-the-Counter Bulletin Board system.  Moreover, our common stock does not experience large trading volumes, and has traded under $1.00 per share since September 2002.

In addition, our delisting from the Nasdaq National Market has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code which imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors will no longer be classified and our stockholders will elect all of our directors at each annual meeting, (ii) our stockholders will be entitled to cumulative voting, and (iii) we will be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions.  Some of these changes may impact any possible transaction involving a change of control of Pharsight, which could negatively impact your investment.  Other consequences include the loss of certain state securities law exemptions available to us while our securities were traded on the Nasdaq National Market which may impact our ability to provide for future issuances of our securities.

The public market for our common stock may be volatile.

The market price of our common stock has been, and we expect it to continue to be, highly volatile and to fluctuate significantly in response to various factors, including:

•                                          Actual or anticipated variations in our quarterly operating results or those of our competitors;

•                                          Announcements of technological innovations or new services or products by us or our competitors;

•                                          Timeliness of our introductions of new products;

•                                          Changes in financial estimates by securities analysts;

•                                           Changes in management;

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

Insiders continue to hold a majority of our stock, which may negatively affect your investment.

Entities affiliated with three of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of December 31, 2003. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions.  This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders.  In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially from our exposure at March 31, 2003.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Shawn O’Connor, and our Chief Financial Officer, Cynthia Stephens, evaluated the effectiveness of Pharsight’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pharsight in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of December 31, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II.                   OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

We are subject from time to time to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.                        CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                        OTHER INFORMATION

In February 2004, Cynthia Stephens, formerly our Interim Chief Financial Officer, was appointed Senior Vice President and Chief Financial Officer.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number		Description of Document
3.2	(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3	(2)	Bylaws of Pharsight.
3.4	(1)	Certificate of Designation of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1		Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2	(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.57		Employment Letter, dated February 2, 2004 between Company and Cynthia Stephens.
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

(b)  REPORTS ON FORM 8-K.

On October 28, 2003, we filed a Current Report on Form 8-K furnishing under “Item 12. Results of Operations and Financial Condition” disclosure that we issued a press release on October 28, 2003 regarding our financial results for the quarter ended September 30, 2003, and incorporating that press release into Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date: February 12, 2004	By:	/s/ Cynthia Stephens
Cynthia Stephens
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Document
3.2	(1)	Amended and Restated Certificate of Incorporation of Pharsight.
3.3	(2)	Bylaws of Pharsight.
3.4	(1)	Certificate of Designation of Series A and Series B Convertible Preferred Stock of Pharsight Corporation.
4.1		Reference is made to Exhibits 3.2, 3.3, and 3.4.
4.2	(2)	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A attached thereto.
10.57		Employment Letter, dated February 2, 2004 between Company and Cynthia Stephens.
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	*	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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