Form 10-K
period 2004-03-31
PHARSIGHT CORP
filed 2004-06-15
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2004

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2003 was approximately $1,245,697, based on 5,416,076 shares of Common Stock, which excludes shares held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding Common Stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of May 28, 2004: 19,058,453

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” in this Annual Report on Form 10-K. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Annual Report on Form 10-K, and we do not intend to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

ITEM 1. BUSINESS

General

Pharsight Corporation develops and markets software and provides strategic services that help pharmaceutical and biotechnology companies improve their efficiency and decision making, while reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Our products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in a data repository. Both our software products and our services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between. We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers’ development efforts and product portfolios.

We believe that our products and services help pharmaceutical and biotechnology companies reduce the time, cost and risk of drug development activities, and may improve the marketing and use of pharmaceutical products. Our products and services are designed to help our customers use a more rigorous scientific and statistical process to identify earlier those drug candidates that will not be successful, to enhance the likelihood that the remaining candidates will successfully complete clinical trials and to maximize marketing impact upon approval. This is significant because the process of taking a drug through clinical development has remained lengthy and unpredictable while the productivity of discovery research has accelerated dramatically in recent years.

Eighteen of the world’s largest 20 pharmaceutical companies utilize our strategic services, the world’s largest 20 pharmaceutical companies apply our computer-assisted drug development products, and our software applications are currently licensed for use on more than 2,900 researcher desktops.

We believe our products and services provide the following benefits to customers:

•	Reduced time required for understanding clinical trial data and for producing analyses and regulatory reporting required for drug approval;

•	More effective trial designs with higher probability of success and greater information yield;

•	More rapid and objective decision-making with quantified assessment of value versus risk;

•	Improved workflow and organizational efficiency with faster regulatory acceptance of trial results;

•	More efficient development programs requiring fewer clinical trials and patients, less time and lower cost to reach market; and

•	Strengthened competitive position due to improved product labels.

The following illustrates several typical customer applications of our software products and services:

•	In designing phase II clinical trials, companies often face significant uncertainty in selecting the appropriate doses to test. Our products and services integrate information from phase I and pre-clinical activities, information concerning related drugs that have been developed by the customer, information in the scientific literature about other drugs in the same therapeutic area, and knowledge of the relevant physiological and disease processes. This information, along with carefully identified assumptions, is used to develop a mathematical model enabling a computer simulation of the proposed trial. Using this approach, customers are often able to identify proposed doses that have little chance of success and should be excluded, or to identify additional doses that are more likely to yield important information.

•	In designing phase III clinical trials, companies often face significant uncertainty concerning the most appropriate treatment strategy, patient inclusion/exclusion criteria and/or clinical measurements. Our products and services for phase III clinical trials use an information gathering and modeling approach similar to that described for the phase II clinical trials above, but incorporate phase II data and detailed mathematical models of the relevant patient populations. We are often able to identify patient groups with low chance of demonstrating efficacy, or an unacceptable chance of demonstrating side effects, prior to conducting the actual trial. In addition, we may be able to predict which clinical measurements will be most likely to provide conclusive results in the proposed trial.

•	In making drug portfolio decisions, companies need to integrate scientific and clinical results, such as those described above, with market and financial information for all of the drug candidates in the development pipeline. We believe that our products and services help companies make better decisions concerning “go/no-go” criteria, prioritization of potential label objectives to be pursued and optimal sequencing of clinical trials within a development program. Our products and services can also help customers adopt a more quantitative and scientific approach to resource allocation among programs within their drug portfolios.

•	The production of industry standard pharmacokinetic (“PK”) reports required by the Food and Drug Administration (“FDA”) for a new drug submission are often characterized by lengthy cycle times, increasing both expense and required resources along with potential variability and quality issues regarding the display of results within a clinical development organization. Much of an individual scientist’s time in a typical client organization may be involved with tasks such as data preparation needed for analysis, display of PK analysis via report creation, and the quality control measures needed to ensure correct information is presented to the FDA. These tasks may leave little time to focus on the quality and impact of the scientific decisions that drive compound development. The lack of industry standards and an integrated software platform to drive the adoption and automation of standards can often lead to lengthy report cycles and delays in regulatory submissions.

By deploying our Pharsight® Knowledgebase Server™ (PKS™) suite of applications and services (PKS, WinNonLin®, PKS Reporter™, and PK Automation), we believe our clients have been successful in delivering sustainable productivity improvements to their regulatory submission process. Our PKS data repository affords integration to legacy laboratory and clinical data sources, reducing the time needed for data preparation prior to analysis by our clients’ scientific resources. The PKS suite seamlessly integrates PKS with WinNonLin, PKS Reporter, and third-party applications and provides the opportunity to automate a majority of the standard PK reports required by the FDA.

We believe many of our clients have experienced significant productivity improvements in creation of standard PK reports, including significant reductions in report cycle time, along with improvements in quality and consistency of analysis and display of analytical results. As a result of these increases in productivity, we believe our clients are able to reallocate resources to other aspects of the drug development process.

The use of our software and leading edge methodology developed by our strategic consulting group greatly enhances the traditional drug-development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our analysis software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in number of contracts with our customers, and the increase in our average contract values over time have shown a trend which we believe demonstrates increased acceptance of our methodology and an increased demand for its use. This demand can be met by increased deployment of our software and services, by proprietary solutions developed by our clients, or by increased internal resources within our customers. We believe that these trends, in addition to increasing regulatory requirements from the FDA, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on the Nasdaq National Market. In November 2002, our common stock ceased to trade on the Nasdaq National Market and is currently traded on the Over-The-Counter Bulletin Board system. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request.

Pharsight Products and Services

Our products and services provide an iterative method for enhancing the design of a clinical trial or development program, based on a series of steps. Each step utilizes available data to produce and validate a mathematical model that is in turn used to select a better strategy for moving to the next stage of clinical development, while improving productivity and efficiency in the drug development process.

We provide both strategic consulting services and computer-based drug model development and database applications. In fiscal 1997, we first offered our WinNonLin, WinNonMix® and Trial Simulator™ applications and scientific services. At the end of fiscal 2001, we combined our scientific, decision support, methodology and training groups into an integrated group renamed Strategic Services. In fiscal 2002, we began selling our Pharsight® Knowledgebase Server (PKS), providing a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic (PK/PD) data across a large set of compounds and development phases. In fiscal 2004, we introduced and began selling our Drug Model Explorer™ (DMX™), a software-based communication technology.

In fiscal years 2004, 2003 and 2002, revenues from our software product offerings generated 46%, 44% and 35% of our total revenues, respectively, and revenues from our services generated 54%, 56% and 65% of our total revenues, respectively. In fiscal years 2004, 2003 and 2002, revenues from our software product offerings were $8.1 million, $6.1 million and $5.0 million, respectively, and revenues from our services were $9.6 million, $7.8 million, and 9.3 million, respectively.

Strategic Services

Our strategic services consist of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. The methodology employed by our services group uses three types of models that work in concert:

1. Drug-Disease Models

Our drug-disease models predictively characterize the distribution of treatment outcomes (safety, efficacy, surrogate outcomes) for a new chemical entity, or NCE, and related compounds as a function of dosing strategy, disease and patient and trial characteristics.

2. Trial Models

Our trial models predict probability distributions of outcomes and reductions in uncertainty around them as a function of dosing strategy, number of treatment arms, type of control, sample population characteristics, sample size and treatment duration.

3. Market Models	Our market models characterize the demand for products (market size and share) under different feature sets and different competitive and innovation scenarios, and their evolution over time.

By using these models in an integrated fashion, our consultants are able to place key development decisions into quantitative terms of uncertainty and value. Drug development is a process by which uncertainty about a drug’s efficacy and safety is progressively reduced. Our methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials in such a way that those trials systematically reduce the identified uncertainties, in the most rapid and cost-effective manner possible.

This methodology is most valuable when applied very early in the life of a potential drug, but we have beneficially applied it at all stages of development. The integration of our models at the asset strategy phase (overall positioning of a new drug) and program/trial strategy phase (focusing on a specific indicator) enables us to help our customers position their drugs as competitively as possible in the market, to do so while conducting all necessary and no unnecessary trials (and only as large, lengthy and costly as is required), and to redeploy resources away from unpromising compounds at the earliest possible decision point.

The following chart depicts typical issues that we are asked to address in strategic consulting projects:

Phase I		Phase II/Phase III		Phase IV
•	Bridge preclinical results to clinical process.	•	Balance efficacy with side effects.	•	Explore new indications and label changes.

•	Explore dose ranging and population variability.	•	Explore trial sensitivity to patient compliance and dropout.	•	Plan life-cycle strategy, e.g. generic defense and “over-the-counter” switch.

•	Determine surrogate endpoint relevance, i.e. alternate indicators of efficacy.	•	Investigate impact of population genetic variability.	•	Evaluate special patient populations.

•	Support early “go/no-go” decisions.	•	Evaluate alternate protocols.

•	Assess strategic fit in franchise.

As of April 30, 2004, our strategic services group included 27 full-time personnel. Our personnel are located throughout the United States and Europe, as well as in Japan and Australia. Most have Ph.D. degrees with post-doctoral training in clinical pharmacology, biostatistics, pharmacokinetics, mathematics, engineering, decision analysis or other relevant disciplines. Our senior consultants have more than a decade of experience in drug- disease modeling, trial design or strategic consulting. We also utilize a network of consultants with expertise in various specialized disciplines and therapeutic areas.

We believe that our continued growth is dependent upon continually refining our strategic consulting methodologies and introducing new technologies, while also expanding our activities at the portfolio level and into new therapeutic areas.

Software Products and Services

Our software products and software deployment and integration services provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. By applying mathematical modeling and simulation to all available information regarding the compound being tested, researchers can clarify and quantify which trial and treatment design factors will influence the success of clinical trials.

WinNonLin and WinNonMix. These software applications are used to efficiently analyze clinical and preclinical data, allowing the creation of PK/PD models and validating the assumptions and information on which the models are based. The analysis and modeling foster better understanding of the data and better decision making with respect to dosage and dosing regimens. Such analysis is both cost-effective and required by FDA regulations for new drug submissions.

Pharsight Knowledgebase Server (PKS). PKS provides a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic (PK/PD) data across a large set of compounds and development phases. PKS also provides a unified data environment for supporting clinical pharmacology modeling, analysis and reporting activities. PKS is directly integrated with WinNonLin Enterprise and other industry standard modeling and analysis tools. PKS was developed to help enable compliance with the FDA regulation 21 CFR 11, which requires electronic data security and auditing on submissions to the FDA. We believe that industry acceptance of PKS has been positively impacted by the client need for efficiency gains, as well as compliance with increased regulatory requirements. When linked to PKS, PKS Reporter 1.0, provides regulatory-compliant authoring of Microsoft® Word documents containing analysis results, source data, tables, and plots produced by WinNonLin, or other tools, while being securely managed within the PKS Suite.

Trial Simulator. Trial Simulator uses known information about a drug, or candidate drug, and about patient populations to help design and optimize clinical trial protocols. Poor protocol design may result in ambiguous trial results that fail to identify ineffective candidates early, increase expense and time in identifying successful candidates and expose trial patients to unnecessary risk. Poor protocol dosing decisions may cause the rejection of a candidate drug that might otherwise be approved at an appropriate dose. Computer-aided trial design, using Trial Simulator, cannot guarantee successful trials, but can help to improve the efficiency, required time, and likelihood of definitive and successful results.

Drug Model Explorer (DMX). DMX was introduced in fiscal 2004. The Drug Model Explorer (DMX) is a software-based communication technology, designed to facilitate quantitative decision-making in drug development by allowing project teams to explore key drug attributes, and the uncertainty around those attributes, given the current state of knowledge about a development program. DMX generates views of program data from queries of underlying drug-disease model outputs and simulated responses over a defined problem-space (e.g., treatments, endpoints, covariates, competitors).

We believe that our continued growth is highly dependent upon continuing to deliver new products to our current and prospective customers. These new products need to address an ever-expanding set of customer needs related to clinical development of drugs and thereby expand the number of prospective users within pharmaceutical companies to whom we may sell.

As of April 30, 2004, our software products support and deployment group included 11 full-time technical consulting, support, and deployment personnel, located throughout the United States and Europe.

Sales and Marketing

Sales of our strategic consulting services and our software products are primarily generated in the United States and Europe through a direct field sales organization as well as an inside sales organization. Sales of our strategic consulting services can range from discrete single projects, where modeling and simulation can be particularly valuable, to expansions of ongoing relationships at our larger clients, which are more strategic in nature. Our desktop software applications are primarily sold through an inside sales organization. Our typical PKS software customer’s purchase decision can involve many groups, potentially including clinical pharmacology, ADME (Absorption, Distribution, Metabolism and Excretion), toxicology, regulatory and early clinical as well as information technology (IT). It also involves a significant validation process. PKS therefore requires a longer selling cycle than our previous software products, and demands a team of sales, marketing and support professionals in the sales process.

As of April 30, 2004, our sales and marketing function consisted of 12 personnel.

Research and Development

We employ engineers with expertise in software development, web-based applications, database systems, network architecture, and mathematical modeling, and scientists with expertise in clinical development, decision analysis, statistical modeling, and clinical pharmacology and development. Our research and development personnel work closely with our strategic consulting personnel and our client base in designing and testing products to meet customer requirements.

Our research and development efforts are focused on improving and enhancing our existing products and services, as well as developing new products and services. Our research and development efforts take place principally at our offices in Mountain View, California, and Cary, North Carolina.

In November 2002, we refocused our research and development activities to concentrate on our analysis tools and data repository products and the development of our next generation platform, while reducing non-core development headcount accordingly. In fiscal 2004, we invested in development to expand our ability to achieve potential breakthrough improvements in drug development productivity for our customers. The primary focus of this investment has been in software that enables customers to adopt and implement our model-based drug development methodology. The introduction of Drug Model Explorer (DMX) in fiscal 2004 represents a significant accomplishment in this area, enabling a much larger number of other participants in the drug development process to utilize those models in a systematic, integrated fashion to collaborate and make better decisions.

Our research and development expenses were $2.9 million, $3.9 million, and $6.6 million, in fiscal 2004, 2003, and 2002, respectively. As of April 30, 2004, our research and development function consisted of 13 full-time personnel. See “Factors That May Affect Future Results and Market Price of Stock – We may lose existing customers or be unable to attract new customers if we do not develop new products and services or if our offerings do not keep pace with technological changes.”

Customers

Our strategic consulting customers range in size from the largest pharmaceutical companies to small biopharmaceutical companies, and the focus of our work differs depending upon the size and maturity of the customer. In our smaller and medium-sized customers, we tend to engage in discrete projects often with challenging analytic and design problems, where modeling and simulation can be particularly valuable. This kind of work may or may not lead to subsequent engagements. By contrast, at our largest customers, we tend to have ongoing relationships which are more strategic in nature, and we focus on helping improve the process by which they develop drugs, broadening and deepening the application of modeling and simulation over time, with the intent of achieving systematic, lasting performance improvement.

Our software customers range in size from the largest pharmaceutical companies to small and mid-size pharmaceutical and biotechnology organizations.

During our fiscal year ended March 31, 2004, we provided products and services for which we recognized revenue to more than 900 customers. In fiscal 2004, Pfizer Inc., our largest customer, accounted for 16% of our total revenue, and Eli Lilly accounted for 11% of our total revenue. Consequently, we are dependent on Pfizer Inc. and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer Inc. or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. See “Factors That May Affect Future Results and Market Price of Stock – Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.”

We operate in only one business segment comprised of products and services to pharmaceutical and biotechnology companies to improve the drug development process. Our revenues from external customers, profit and loss and total assets, are set forth in our financial statements, which appear in “Item 8—Financial Statements and Supplementary Data.” Information regarding sales to customers by major geographic regions is set forth in Note 12 to our financial statements, which appears in “Item 8—Financial Statements and Supplementary Data.” No foreign country accounted for 10% or more of our total revenues in the fiscal years ended March 31, 2004, 2003, and 2002. All of our significant long-lived assets are located within the United States.

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

Intellectual Property

Our success is dependent in part upon our ability to develop and protect our proprietary technology and intellectual property rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws to accomplish these goals.

We license our software products pursuant to non-exclusive license agreements, which impose restrictions on customers’ ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets by restricting access to our source code, and requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws.

We have two U.S. patents, which will expire no earlier than April 25, 2020 and May 31, 2021, and seven U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights. See “Factors That May Affect Future Results and Market Price of Stock—Our business depends on our intellectual property rights, and if we are unable to adequately protect them, our competitive position will suffer,” “ – If we become subject to infringement claims by third parties, we could incur unanticipated expense and be prevented from providing our products and services.”

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

Competition

Strategic Services. We compete based on a number of factors, including cost, quality and effectiveness of our services and degree of complexity of the consulting offering. Other entities provide modeling services, some of which are similar to those provided by our strategic services group. In addition, our customers are primarily large pharmaceutical companies that have substantial research and development budgets, and these customers may internally develop the expertise that we provide. Although we believe we do not have direct competitors for our comprehensive set of services offerings, as well as modeling and simulation services integrated with the DMX product, other entities may compete with us in selected offerings.

Software Products and Services. We compete based on a number of factors, including the functionality, reliability and ease of implementation and use of our software products. Our WinNonLin, WinNonMix and PKS products compete with products produced by InnaPhase Corporation and the Globomax division of ICON plc. Although we believe we currently do not have direct competitors for our Trial Simulator product line or our DMX product, other companies may compete with us in the future. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own.

Employees

As of April 30, 2004, we had a total of 78 employees — 27 in strategic services; 11 in technical consulting, support and deployment; 12 in sales and marketing; 13 in research and development; and 15 in executive and general and administrative functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. See “Factors That May Affect Future Results and Market Price of Stock – Our future success depends on our ability to continue to retain and attract qualified employees,” “ – If we lose key members of our management, scientific or development staff, or our scientific advisors, our reputation may be harmed and we may lose business.”

ITEM 2. PROPERTIES

Pharsight’s principal administrative, sales, marketing and product development facilities are located in Mountain View, California, where we lease approximately 10,000 square feet of space under a lease that expires in September 2005. Pharsight also leases approximately 9,000 square feet in Cary, North Carolina for a sales, development and training facility, under a lease that expires in 2006. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Pharsight’s stockholders during the fourth quarter of our fiscal year ended March 31, 2004.

ADDITIONAL ITEM—EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers and key employees as of April 30, 2004:

Name	Age	Position
Shawn M. O’Connor	44	President, Chief Executive Officer and Director
Cynthia Stephens	38	Senior Vice President, Chief Financial Officer and Corporate Secretary
Mark R. Robillard	47	Senior Vice President, Software Products
Mona Cross Sowiski	54	Senior Vice President, Drug Development Consulting Services
E. Gregory Lee	55	Vice President, Engineering
Nancy Risch	55	Vice President, Global Sales

Set forth below is biographical information for each of our executive officers and key employees.

Shawn M. O’Connor, Pharsight’s President, Chief Executive Officer and Director since February 2003, joined Pharsight in September 2002 as its Senior Vice President and Chief Financial Officer. Mr. O’Connor has more than 20 years of experience in high technology executive management. Prior to joining Pharsight, Mr. O’Connor was the President and Chief Operating Officer of QRS Corporation, a leading provider of business-to-business e-commerce services to the retail industry, from 1995 to 2001. Prior to QRS, he served as Chief Financial Officer of Diasonics Ultrasound, Inc., a publicly held worldwide medical equipment manufacturer, from 1987 to 1994. Mr. O’Connor began his career with the accounting firm Peat Marwick, where he served as a CPA in both San Francisco and London. Mr. O’Connor holds a B.S. from the University of California, Berkeley, in Finance & Business Administration and is a graduate of the Executive Education Program at the Stanford Graduate School of Business.

Cynthia Stephens, Pharsight’s Senior Vice President, Chief Financial Officer and Corporate Secretary joined Pharsight in October 2003 as the company’s interim Chief Financial Officer. In February 2004, she was appointed Senior Vice President and Chief Financial Officer. In March 2004, Ms. Stephens was appointed Corporate Secretary. Ms. Stephens has over 16 years of financial management experience in high technology. Prior to joining Pharsight, Ms. Stephens served as Vice President, Finance of Rainmaker Systems, a publicly held provider of outsourced marketing services, from May 2002 to June 2003. From March 2001 to April 2002, Ms. Stephens held various management positions, including Vice President, Finance, at Calico Commerce, Inc., a publicly held provider of supply-chain e-commerce software. From February 2000 to March 2001, Ms. Stephens served as Chief Operating Officer and Chief Financial Officer of Quiver, Inc., an Internet search technology provider. From August 1997 to January 2000, Ms. Stephens was employed in several senior management positions at Infoseek Corporation, a leading publicly-held Internet portal, including as Chief Financial Officer. Previously, Ms. Stephens served in various financial management positions with Fractal Design, Covalent Corporation, Western Wireless Corporation, AST Research and Emulex Corporation. Ms. Stephens earned a B.A. with honors in Economics from California State University, Long Beach.

Mark R. Robillard joined Pharsight as Vice President, Global Sales in October 2001 and was named Senior Vice President, Software Products in July 2002. From March 2001 to October 2001, Mr. Robillard was Vice President Business Development for EMAX Solutions, a SciQuest, Inc. company. From September 1999 to March 2001, he held several positions, including Senior Vice President, Sales and Business Development, at EMAX Solutions, a company that provides chemical and compound management and tracking systems for research and development organizations. Prior to joining EMAX, Mr. Robillard spent 20 years at VWR Scientific Products, a $1.4 billion leading distributor of laboratory equipment, chemicals, and supplies to the life sciences market, holding positions such as Vice President, Electronic Commerce and area Vice President and District Manager.

Mona Cross Sowiski joined Pharsight as Senior Vice President, Drug Development Consulting in July 2002. Ms. Sowiski has more than 20 years executive and management consulting experience in the health care industry. Ms. Sowiski was an independent health care and pharmaceutical industry consultant from January 2001 to July 2002. From January 2001 to November 2001, Ms. Sowiski was a founding board member and served as President and Chief Executive Officer of the Institute for Inclusive Work Environments, a non-profit research institute focusing on workplace diversity and inclusive work policy research. From March 2000 to November 2000, Ms. Sowiski was co-leader of the global health care consulting practice for marchFirst, a publicly held consulting and ecommerce software solutions provider. From September 1999 to March 2000, she led the healthcare practice for USWEB/CKS, a public Internet solutions company that merged with Whitman-Hart to form marchFirst. From March 1999 to September 1999, she co-led the global healthcare and life sciences practice for Mitchell Madison consulting, a privately-held company which was acquired by USWEB/CKS. From October 1997 to March 1999, she was a partner and Managing Director of the Western Division of the United States for CSC/APM Healthcare, a publicly held consulting, IT solutions and outsourcing company. From February 1992 to October 1997, she was a consultant and partner at APM, a privately held company providing strategy and performance improvement consulting to the healthcare industry. Prior to joining APM, Ms. Sowiski held senior executive positions in leading academic medical institutions, including Stanford University Medical Center and the University of Pittsburgh Health Sciences Center. Ms. Sowiski has a Bachelor of Arts from San Francisco State University and a Masters of Public Health from the Graduate School of Public Health, University of Pittsburgh.

E. Gregory Lee, Ph.D., a Pharsight founder and its Vice President, Engineering, joined Pharsight in 1995. Dr. Lee has extensive experience in the commercial development of mathematically and statistically oriented software programs. Prior to joining Pharsight, Dr. Lee was Director of Engineering at Sunrise Test Systems, a leading developer of electronic design automation software. From 1984 until 1993, Dr. Lee held technical and management positions at Weitek Corporation, a provider of specialized semiconductor technology. Previously, Dr. Lee held technical positions at Applicon (Schlumberger) and Floating Point Systems. Dr. Lee received his Ph.D. in mathematics from MIT and his undergraduate degree from Reed College.

Nancy Risch, Pharsight’s Vice President, Global Sales joined Pharsight in June 1996. Ms. Risch has more than 20 years of experience in the pharmaceutical and healthcare industry. Prior to joining Pharsight, Ms. Risch was the Eastern Regional Director for BBN Corporation, a provider of clinical data management solutions for the pharmaceutical industry. Previously, as one of the initial team-members of Interleaf, a publicly-held provider of high-end publishing and document management solutions, Ms. Risch served as Director of Worldwide Industry Sales and continued there for more than 15 years, consistently over-achieving the sales goals. Prior to joining Interleaf, Ms. Risch held management positions in the Information Systems organization at General Electric Aircraft Engines. Ms. Risch also held various positions in software and statistical analysis at Wang and Union Carbide. She majored in mathematics at West Virginia University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the Over-The-Counter Bulletin Board system under the symbol “PHST.OB.” Our common stock first traded publicly on August 9, 2000, concurrent with the underwritten initial public offering of shares of our common stock, on the Nasdaq National Market and continued to be traded there until November 8, 2002. Prior to August 9, 2000, there was no established public trading market for our common stock.

As of May 28, 2004, there were 19,058,453 shares of common stock outstanding that were held by approximately 120 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Set forth below are the high and low bid prices per share of our common stock for each quarterly period in our fiscal years ended March 31, 2004 and 2003, as reported on the Nasdaq National Market until November 8, 2002, and thereafter on the Over-The-Counter Bulletin Board system.

	High	Low
Fiscal 2004
Fourth Quarter (1/1/04-3/31/04)	$2.50	$0.58
Third Quarter (10/1/03-12/31/03)	0.95	0.22
Second Quarter (7/1/03-9/30/03)	0.43	0.14
First Quarter (4/1/03-6/30/03)	0.37	0.06

Fiscal 2003
Fourth Quarter (1/1/03-3/31/03)	0.30	0.07
Third Quarter (10/1/02-12/31/02)	0.79	0.12
Second Quarter (7/1/02-9/30/02)	1.15	0.50
First Quarter (4/1/02-6/30/02)	2.05	0.80

The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical selected financial data in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2004 and 2003 and statements of operations data for each of the years ended March 31, 2004, 2003 and 2002, from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2002, 2001 and 2000 and statements of operations data for the years ended March 31, 2001 and 2000 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statements of Operations Data
Revenues	$17,730	$13,968	$14,249	$11,948	$8,859
Total operating expenses	19,466	25,139	33,413	33,557	19,031
Loss from operations	(1,736)	(11,171)	(19,164)	(21,609)	(10,172)
Net loss	(1,997)	(11,542)	(18,952)	(20,571)	(9,987)
Accretion on convertible preferred stock	—	—	—	(443)	(1,241)
Preferred stock dividend	(654)	(375)	—	—	—
Deemed dividend to preferred stockholders	(339)	(246)	—	—	—
Net loss attributable to common stockholders	$(2,990)	$(12,163)	$(18,952)	$(21,014)	$(11,228)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.65)	$(1.03)	$(1.62)	$(3.48)
Shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	19,051	18,800	18,419	12,974	3,225

	March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$10,027	$10,875	$13,492	$21,223	$16,482
Total assets	15,294	15,574	19,954	28,929	21,320
Long-term obligations, net of current portion	1,610	2,024	3,194	962	708
Redeemable convertible preferred stock	6,164	5,608	—	—	18,582
Deferred stock compensation	—	(352)	(1,813)	(5,197)	(3,459)
Accumulated deficit	(79,718)	(77,721)	(66,179)	(47,227)	(29,761)
Total stockholders’ equity (deficit)	$(4,915)	$(2,127)	$6,684	$22,229	$(4,525)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information that Pharsight believes is relevant to an assessment and understanding of Pharsight’s financial position and results of operations for the years ended March 31, 2004, 2003 and 2002. This financial and business analysis should be read in conjunction with “Item 6—Selected Financial Data” and our Financial Statements and related notes thereto set forth under “Item 8—Financial Statements and Supplementary Data.”

The following discussion and certain other statements in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” in this Annual Report on Form 10-K. These forward-looking statements involve risks and uncertainties that could cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Annual Report on Form 10-K, and we do not intend to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

Overview

Pharsight Corporation develops and markets software and services that help pharmaceutical and biotechnology companies improve their productivity and decision-making in drug development and commercialization. Our solution combines proprietary computer-based simulation, statistical and data analysis tools and data repositories with the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Our offerings consist of a portfolio of scientific and decision consulting services, software products and related services. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between. We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers’ development efforts and product portfolios.

The use of our software and methodology is on the leading edge of the traditional drug-development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our analysis software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in the number of contracts with our customers, and the increase in our average contract values over time have shown a trend which we believe demonstrates increased acceptance of our methodology and an increased demand for its use. We believe that this trend demonstrates a potential for long-term increased revenue growth, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

Financial Highlights for Fiscal 2004

•	Our revenues for fiscal 2004 were $17.7 million, a 27% increase over 2003, primarily due to expanding relationships with existing strategic consulting clients and increased numbers of clients, increased sales of our PKS and WinNonLin software products, and increased software deployment services revenues.

•	Our net loss attributable to common stockholders in fiscal 2004 decreased to $3.0 million, a 75% decrease from fiscal 2003, primarily due to increasing revenues while decreasing our operating expenses from 180% of revenues in fiscal 2003 to 110% of revenues in fiscal 2004, as well as realizing the efficiencies implemented as part of our restructuring activities in fiscal 2003.

•	Cash provided by operations in fiscal 2004 was $1 million. During the year, our cash balances decreased by $848,000. Significant non-operating uses of cash in fiscal 2004 included $1.2 million of payments on capital leases and notes payable, $437,000 in dividend payments to our preferred stockholders, and $237,000 of purchases of property, equipment and software.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $80 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

Although we achieved positive operating cash flow in fiscal 2004, and we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In fiscal 2004, we generated 46% of our total revenues, or $8.1 million, from software license and renewal fees, compared to 44% of total revenues, or $6.1 million, in fiscal 2003. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in consulting projects or deployment schedules may have significant impact to the timing of revenue recognition and may have corresponding significant impact to our net income in that quarter.

We generate a significant portion of our revenue from a limited number of clients. We expect that a significant portion of our revenue will continue to depend on sales to a small number of clients. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may reduce the number of our existing and potential clients. The loss of one of our large clients would hurt our business and prevent us from sustaining profitability.

Our clients may also expand their internal drug development organizations to include functions and individuals that might perform services similar to those performed by our strategic consulting group. As a result, our consulting business could have difficulty sustaining its current levels of revenues, or increasing its revenues in the future. Similarly, our clients may develop their own competing software solutions, or may choose to purchase similar products from third parties other than Pharsight. This would hurt our business and prevent us from increasing or sustaining our software revenues.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policy that currently affects our financial condition and results of operations is revenue recognition. We believe that this accounting policy is critical to fully understand and evaluate our reported financial results.

Revenue Recognition

Pharsight’s revenues are derived from two primary sources: (1) initial and renewal fees for term-based product licenses, and (2) services related to post-contract support for product licenses, scientific and training consulting and software deployment. Additionally, in fiscal 2003 Pharsight had an insignificant amount of revenue from subscriptions related to our information products.

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

Pharsight enters into arrangements comprised solely of license and renewal fees for one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS. We do not have vendor specific objective evidence of fair value to allocate the fee to the separate elements, as we do not sell PCS separately for our term-based licenses. We, therefore, do not present PCS revenue separately, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

Pharsight also enters into arrangements consisting solely of services. Under these arrangements, revenue is recognized as the services are performed. Fees for services may be charged at daily rates for different levels of consultants plus out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or upon acceptance, which approximates the level of services provided. For fixed fee arrangements, we recognize revenue based on the lower of (1) an estimation of the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project, (2) hours incurred to date multiplied by our contracted per diem rates, or (3) hours incurred to date subsequent to the last fully-completed milestone, multiplied by our contracted per diem rates, not to exceed the total revenue to be earned upon achievement of such completed milestone. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the services organization delivering the services.

Pharsight also enters into arrangements consisting of one-year licenses (bundled with PCS), renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, in that they are not essential to the functionality of the delivered software, are described separately in the arrangement and are sold separately. As the only undelivered elements in these arrangements are services and PCS, and the PCS term (expressed or implied) and the period over which Pharsight expects the services to be performed are the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered, or straight line over the period of the agreement. If the PCS term and the period over which Pharsight expects the services to be performed are not the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered, or straight line over the longer of the PCS term or the period over which Pharsight expects the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants plus out-of-pocket expenses.

Pharsight also enters into arrangements that consist of perpetual or term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS for our perpetual software licenses.

We have one international distributor. There is no right of return or price protection for sales to the international distributor. Revenue on sales to this distributor is recognized when the software is delivered to the distributor and the other revenue recognition criteria are met. Revenue from this distributor in fiscal 2004 was less than 3% of our total revenues. Revenues from this distributor for fiscal 2003 and 2002 were less than 2% and 1% of total revenues, respectively.

Judgments affecting revenue recognition. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We recognize revenue in accordance with GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

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

We generally do not consider revenue arrangements with extended payment terms to be fixed or determinable and, accordingly, we do not generally recognize revenue on the majority of these arrangements until the customer payments become due. The determination of whether extended payment terms are fixed or determinable requires management to exercise significant judgment, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues. Our normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered by us to be extended payment terms.

The majority of our PKS software arrangements include software deployment services. We defer revenue for software deployment services, along with the associated license revenue, until the services are completed. If there is significant uncertainty about the project completion or receipt of payment for the professional services, we defer revenue until the uncertainty is sufficiently resolved.

Additionally, for fixed fee strategic consulting contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or upon acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed further below. The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Results of Operations

The following table sets forth, for the periods given, selected financial data as a percentage of our revenue and the percentage of period-over-period change represented by line items in our consolidated statements of operations. The table and the discussion below should be read in connection with the financial statements and the notes thereto which appear elsewhere in this report. All percentage calculations set forth in this section have been made using figures presented in the financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

	Percentage of Dollar Change Year Over Year		Percentage of Total Revenues
	2004/2003	2003/2002	2004	2003	2002
Revenues:
License and renewal	33%	24%	46%	44%	35%
Services	23	(16)	54	56	65

Total revenues	27	(2)	100	100	100
Costs and expenses:
License and renewal	21	(69)	4	5	14
Services	24	(9)	41	41	44
Research and development	(26)	(40)	16	28	46
Sales and marketing	(41)	(22)	22	48	61
General and administrative	(27)	7	26	45	40
Amortization of deferred stock compensation	(85)	(56)	1	9	21
Amortization of intangible assets	—	(100)	—	—	3
Restructuring costs	(100)	(18)	—	4	5

Total costs and expenses	(23)	(25)	110	180	234

Loss from operations	(84)	(42)	(10)	(80)	(134)
Other income (expense), net	3	(275)	(1)	(3)	1

Net loss	(83)	(39)	(11)	(83)	(133)
Preferred stock dividend	74	—	(4)	(3)	—
Deemed dividend to preferred stockholders	38	—	(2)	(2)	—

Net loss attributable to common stockholders	(75)%	(36)%	(17)%	(87)%	(133)%

Years Ended March 31, 2004 and 2003

License and renewal revenues. License and renewal revenue for fiscal 2004 was $8.1 million, compared to $6.1 million in fiscal 2003. This increase was primarily attributable to approximately $1.0 million of increased revenue recognized for sales of PKS software and $780,000 of increased revenue recognized for our desktop software products. The increase in PKS revenue was related to the commencement of revenue recognition on additional PKS contracts in fiscal 2004, which increased the total number of PKS license seats on which revenue was recognized in fiscal 2004 by 128% over fiscal 2003. The increase in desktop software products revenue was the result of increases in both the quantity of licenses and the average selling prices for sales booked in the current and prior periods that were recognized during fiscal 2004. The increased quantities were driven by increased sales of WinNonLin Enterprise products to PKS customers, and increased renewals of our WinNonLin Pro and WinNonLin Enterprise product due to an increase in our installed base. The average selling price for software products for which revenue was recognized during fiscal 2004 increased by 9% as compared to fiscal 2003, as a result of price increases that took effect in July 2002 and February 2003.

Service revenues. Service revenue for fiscal 2004 was $9.6 million compared to $7.8 million for fiscal 2003. This increase was attributable to $1.0 million of increased revenue related to higher net utilization of our strategic consulting personnel in response to an increase in our number of customers from 26 in fiscal 2003 to 32 in fiscal 2004, an increase in software deployment and training revenue of $610,000, and an increase of $145,000 in billable expenses related to PKS software deployment projects.

Costs and expenses. The amounts discussed below for costs of license and renewal revenues, cost of services revenues, research and development, sales and marketing, and general and administrative expenses exclude amortization of deferred stock-based compensation.

Cost of license and renewal revenues. Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $759,000 in fiscal 2004 compared to $629,000 in fiscal 2003. The increase was attributable to $350,000 of subcontracted software customization expenses, offset partially by a decrease of $154,000 in royalty costs and $85,000 of reduced support expenses related to our restructuring activities in fiscal 2003. The decrease in cost of license and renewal revenues as a percentage of license and renewal revenues from fiscal 2003 to fiscal 2004 was due to the larger relative contribution of our PKS product, which does not carry royalty costs, and lower overall support costs related to our fiscal 2003 restructuring activities.

Cost of services revenues. Cost of services revenues was $7.0 million in fiscal 2004 compared to $5.7 million in fiscal 2003. The increase was primarily attributable to a full year of costs related to the establishment and ramp-up of our software deployment organization, which was initiated in the second half of fiscal 2003 in response to customer demand.

Research and development. Research and development expenses were $2.9 million in fiscal 2004 compared to $3.9 million in fiscal 2003. The decrease resulted primarily from a reduction of approximately $612,000 in headcount-related expenses and $498,000 in reduced facilities and depreciation expenses as a result of our restructuring activities and continued cost-reduction efforts. These expense reductions were partially offset by an increase of $107,000 in external consulting expenses.

Sales and marketing. Sales and marketing expenses were $4.0 million in fiscal 2004 compared to $6.7 million in fiscal 2003. The decrease resulted primarily from reductions of $1.5 million in headcount-related expenses, $559,000 in facilities and depreciation expense, $301,000 in travel expenses, and $215,000 in corporate marketing and investor relations expenses, each as a result of reduced headcount and cost reduction measures related to our restructuring actions in fiscal 2003.

General and administrative. General and administrative expenses were $4.6 million in fiscal 2004 compared to $6.3 million in fiscal 2003. The decrease was primarily related to reductions of $780,000 in headcount-related expenses and $459,000 in facilities and depreciation expenses related to our restructuring activities in fiscal 2003, $322,000 in reduced consulting expenses, $117,000 in reduced insurance costs and $91,000 in reduced travel expenses as a result of our ongoing cost-reduction efforts, partially offset by increased professional services expenses of $124,000. General and administrative expenses were also reduced in fiscal 2004 as a result of a $69,000 reduction in our reserve for uncollectible accounts based upon an analysis of our historical collection experience, a specific review of our outstanding receivables, as well as current economic trends.

Amortization of deferred stock compensation. The deferred stock compensation expenses recorded in each period represent the amortization of the difference between the exercise price of certain stock options granted prior to our initial public offering in August 2000 and the then deemed fair value of our common stock, recognized using the graded method over the vesting period of the stock options. Amortization expense was $198,000 in fiscal 2004 compared to $1.3 million in fiscal 2003. The decrease was primarily related to a reduction in the amount of unamortized deferred stock compensation balances. As of March 31, 2004, all deferred stock compensation was fully amortized.

Restructuring. During the year ended March 31, 2003, we announced that we were taking two actions intended to help further reduce operating expenses across all non-core functional areas. These actions were announced and initiated in July 2002 (the “July 2002 Restructuring”) and November 2002 (the “November 2002 Restructuring”). The July 2002 Restructuring included a total reduction of approximately 15% of our workforce, or 18 employees. All 18 employees had been terminated as of March 31, 2003. The November 2002 Restructuring included a total reduction of approximately 20% of our workforce, or 19 employees and the closure of two remote office locations. As of March 31, 2003, all 19 employees had been terminated. In July 2002 and November 2002, we recorded $324,000 and $364,000 in restructuring charges, respectively, representing employee severance costs and facility exit costs, for a total of $556,000 in restructuring charges in fiscal 2003. At March 31, 2003, the restructuring accrual was included on the balance sheet in accrued expenses. All actions under the plans were completed as of September 30, 2003, all remaining cash payments have been paid and there are no remaining obligations.

Other income (expense), net. Other income (expense), net, was $261,000 in fiscal 2004 compared to $371,000 in fiscal 2003. The decrease occurred primarily as a result of lower interest income on a smaller average balance of cash and short-term investments in fiscal 2004, as well as lower interest expense related to a lower outstanding balance on our term loan. We continued to reduce the outstanding balance of our obligations under capital leases in fiscal 2004.

Provision for income taxes. We recorded an income tax provision of $81,000 and $82,000 for fiscal 2004 and fiscal 2003, respectively, which represents foreign income taxes. As a result of our net operating losses, no provision was recorded for federal and state income taxes during fiscal years 2004 and 2003. As of March 31, 2004, we had federal and state net operating losses of $61 million and $20 million respectively, which begin to expire in the years 2005 through 2024, if not utilized. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire. We have federal and state research and development tax credits of approximately $850,000 and $480,000, respectively. The federal research and development credits begin to expire in 2011 through 2024, and the state credits can be carried forward indefinitely. Utilization of our net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

Years Ended March 31, 2003 and 2002

License and renewal revenues. The increase in license and renewal revenues from $5.0 million in fiscal 2002 to $6.1 million in fiscal 2003 was primarily due to an increase of approximately $350,000 in new license sales and $800,000 due to an increase in annual renewal revenue, attributed to the growth in the installed base. Included in this renewal increase is over $400,000 of PKS license renewals.

Services revenues. The decrease in services revenues from $9.3 million in fiscal 2002 to $7.8 million in fiscal 2003 was primarily driven by the slowdown of services rendered under consulting agreements as some key pharmaceutical customers reduced their spending budgets in fiscal 2003. This downward trend was most pronounced during the first half of the year, while the beginnings of a reversal was noticeable in the third and fourth quarter of fiscal 2003, as evidenced by the signing of significant agreements with customers such as Pfizer, Roche, and several Japanese companies. The effect of budget cutbacks was partially offset by significant engagement expansions with some of our existing customers such as Aventis and Cephalon, and renewal of engagements with Eli Lilly and the major pharmaceutical research and development locations of Pfizer, Inc. In addition, approximately $700,000 in revenue was generated from new services customers, as efforts to diversify our revenue base began to produce results, measured by a 30% increase in the total number of revenue-generating services customers in fiscal 2003 compared to fiscal 2002.

Costs and expenses. The amounts discussed below for costs of license and renewal, cost of services, research and development, sales and marketing, and general and administrative expenses, are excluding amortization of deferred stock-based compensation.

Cost of license revenues. The decrease in cost of license and renewal revenues from $2.0 million in fiscal 2002 to $629,000 in fiscal 2003 was driven by the cost of revenues related to our information products which we ceased selling in July 2001. The restructuring actions in fiscal 2002 reduced resources in non-core areas such as our information products.

Cost of services revenues. The decrease in cost of services revenues from $6.3 million in fiscal 2002 to $5.7 million in fiscal 2003 was due primarily to fewer personnel in strategic services. The increase in the percentage of cost of service revenues as a percentage of services revenues in fiscal 2003 was due to under-utilized capacity in our services organization for the first half of fiscal year 2003. We saw improved billable utilization in the second half of fiscal 2003.

Research and development. The decrease in research and development expenses from $6.6 million in fiscal 2002 to $3.9 million in fiscal 2003 resulted primarily from reduced numbers of software developers and outside contractors in non-core product areas, including management and non-revenue-generating products areas.

Sales and marketing. The decrease in sales and marketing expenses from $8.6 million in fiscal 2002 to $6.7 million in fiscal 2003 was related primarily to a reduction in the number of our sales and marketing force personnel. The decrease in marketing and sales expense as a percentage of total revenues reflects the reduction in the number of professionals selling and marketing our products and services.

General and administrative. The increase in general and administrative expenses from $5.9 million in fiscal 2002 to $6.3 million in fiscal 2003 was related to severance costs resulting from changes in management staff, as well as escalating insurance and professional service fees partially offset by a reduction in the number of general and administrative personnel.

Amortization of deferred stock compensation. The decrease in the amount of amortization expense from $3.0 million in fiscal 2002 to $1.3 million in fiscal 2003 is related to a reduction in the amount of unamortized deferred stock compensation remaining.

Restructuring. In fiscal 2003 and 2002, we implemented restructuring programs to better align operating expenses with anticipated revenues. In fiscal 2003, we recorded restructuring charges of $556,000 as explained above. During the third quarter of fiscal 2002, we recorded a $676,000 restructuring charge, which consisted of $402,000 in facility exit costs, $253,000 in employee severance costs and $21,000 in other exit costs. The fiscal 2002 restructuring program resulted in a reduction in force across all company functions of approximately 14% of our work force, or 20 employees and was intended to reduce expenses by approximately $4.5 million on an annualized basis.

Other income (expense), net. Other expense, net, was $371,000 for fiscal 2003 as compared to other income, net, of $212,000 for fiscal 2002. This occurred as a result of lower interest income on a smaller average balance of cash and short-term investments, as well as higher interest expense as we began paying for utilization of our term loan. We continued to reduce the outstanding balance of our obligations under capital leases in fiscal 2003.

Provision for income taxes. As a result of our net operating losses, no federal or state provision was recorded for income taxes during fiscal years 2003 and 2002. We recorded an income tax provision of $82,000 in fiscal 2003, which represents foreign income taxes, and which is included in other expense in our statement of operations. As of March 31, 2003, we had federal and state net operating losses of $58 million and $19 million respectively.

Off-Balance Sheet Arrangements

As of March 31, 2004, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

From our inception through the initial public offering of our common stock, we funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. In August 2000, we completed our initial public offering of 3,000,000 shares of common stock, at a price of $10.00 per share, all of which were issued and sold by us for net proceeds of $26.4 million, net of underwriting discounts and commissions of $2.1 million and expenses of $1.5 million. We paid $6.1 million to holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. After this payment, our net proceeds were $20.3 million. In June and September of fiscal 2003, we completed a private placement of preferred stock to several of our investors, raising additional net proceeds of $7.2 million, as further described below.

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	Years Ended March 31,		Percentage of Dollar Change Year Over Year
	2004	2003	2004/2003
Cash and cash equivalents	$10,027	$10,875	(8)%

Working capital	$2,082	$4,084	(49)%

Cash provided by (used in) operating activities	$992	$(8,293)	NM

Cash (used in) provided by investing activities	$(237)	$2,929	NM

Cash (used in) provided by financing activities	$(1,603)	$5,741	NM

NM = Not meaningful

Cash and Cash Equivalents. As of March 31, 2004, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in fiscal 2004 was primarily due to $875,000 of repayments against our credit and loan facilities with Silicon Valley Bank, $437,000 of preferred stock dividend cash payments and $295,000 of payments against capital leases. Our working capital, defined as current assets less current liabilities, decreased primarily due to a combination of cash used to fund operations, repayments against our credit facilities and payments of dividends to our preferred stockholders.

Cash Flows Provided by (Used in) Operating Activities. Cash flows provided by operating activities increased in fiscal 2004 as compared to fiscal 2003 primarily due to decreased net losses, partially offset by decreases in non-cash charges for depreciation expense and amortization of deferred stock compensation, and increases in accounts receivable, accrued compensation, other assets and deferred revenue. Cash flows used in operating activities in fiscal 2003 were primarily attributable to net losses of $11.5 million, partially offset by non-cash charges for depreciation and amortization, and amortization of deferred stock compensation.

Cash Flows (Used in) Provided by Investing Activities. Negative cash flows from investing activities in fiscal 2004 relate to purchases of capital equipment necessary for our ongoing operations. Net cash provided by investing activities in fiscal 2003 was primarily due to the maturities of short-term investments, offset slightly by $216,000 of purchases of equipment.

Cash Flows (Used in) Provided by Financing Activities. Negative cash flows from financing activities in fiscal 2004 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. In fiscal 2003, cash flows provided by financing activities were primarily from cash provided as a result of proceeds from the issuance of Series A redeemable convertible preferred stock and warrants, resulting in net proceeds of approximately $7.2 million. We borrowed, then re-paid, $750,000 on our accounts receivable line of credit facilities in the first fiscal quarter of 2003. Additionally, we made principal payments on capital leases of $660,000 and paid the first nine of 48 installments, totaling $656,000, on our term loan with Silicon Valley Bank.

Credit Facilities. In June 2001, we extended and enhanced our previously unused credit facilities with Silicon Valley Bank, providing up to $7.5 million available under three different facilities. All had rates which were based on the prime interest rate plus one point or plus 1.25 points. The term loan facility of $3.5 million was fully utilized in fiscal 2002 and was payable, beginning in July 2002, over the succeeding four years, ending June 2006.

As of March 31, 2004, we had $3.0 million remaining to be paid on our term loan facility, having paid $875,000 during fiscal 2004 to Silicon Valley Bank. Of the remaining balance, $1.9 million is due and payable in the 12 months immediately after March 31, 2004, with the remaining $1.1 million due in fiscal 2006. We also continued to utilize $1.0 million of our accounts receivable line of credit facilities. During fiscal 2004, the following financial covenants applied to our Silicon Valley Bank loan facilities: quick ratio greater than 1.0; remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and annual net losses within 20% of our plan, measured at specific quarterly intervals. As of March 31, 2004, we were in compliance with all the covenants under our credit facilities with Silicon Valley Bank.

In May 2004, we renegotiated, extended and expanded our credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005; net income of at least $1.00 in the remaining three quarters of fiscal 2005; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. Interest is accrued at 0.05% above prime and is payable monthly from the date of borrowing. The revolving credit facility expires in May 2005. Certain of our assets, excluding intellectual property, secure both facilities.

Preferred Stock Financing. On June 26, 2002 and September 11, 2002, we completed private placements of our securities to certain entities affiliated with Alloy Ventures, Inc. and the Sprout Group, both of which were among our existing stockholders, pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, we sold an aggregate of 1,814,662 units (each a “Unit,” and collectively the “Units”). Each Unit consisted of one share of our Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of our common stock. The purchase price for each Unit was $4.133, which is the sum of $4.008 (four times the underlying average closing price for our common stock over the five trading days prior to the initial closing (i.e., $1.002)) and $0.125 for each share of Series A Preferred and warrant, respectively. The Second Closing, which occurred on September 11, 2002, was subject to stockholder approval, which was obtained on September 6, 2002.

The Series A Preferred is redeemable at any time after five years from the date of issuance upon the affirmative vote of at least 75% of the holders of Series A Preferred, at a price of $4.008 per share plus any unpaid dividends. Each share of Series A Preferred is convertible into four shares of our common stock at the election of the holder or upon the occurrence of certain other events. The holders of Series A Preferred are entitled to receive, but only out of legally available funds, quarterly cumulative dividends at the rate of 8% per year commencing in September 2002, which are payable in cash or shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), at the election of the holder. The terms of the Series B Preferred are identical to the Series A Preferred, except that the Series B Preferred is not entitled to receive the 8% dividends. In the event of any liquidation or winding up of the company, the holders of the Series A Preferred and Series B Preferred shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of the company in which our stockholders do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of our assets, shall be deemed to be a liquidation.

The holders of Series A Preferred and Series B Preferred are entitled to vote together with the common stock. Each share of Preferred Stock has a number of votes equal to the number of shares of common stock then issuable upon conversion of such share of Preferred Stock. In addition, consent of the holders of at least 75% of the then outstanding Preferred Stock is required for certain actions, including any action that amends our charter documents so as to adversely affect the Preferred Stock.

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

We did not file a Registration Statement covering the shares of Series B preferred stock to be issued as a dividend with respect to the Series A Preferred Stock, and therefore, the holders of Preferred Stock accrued additional liquidated damages following November 30, 2002. In February 2003, the holders of the Preferred Stock waived the right to receive the foregoing liquidated damages.

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

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During fiscal 2004, we paid $437,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of March 31, 2004. On March 1, 2004 (the “Valuation Date”), at the election of the Series A Preferred stockholders, we issued a dividend in the form of 36,281 shares of Series B Preferred Stock to our Series A Preferred stockholders.

Contractual Commitments. As of March 31, 2004, we have operating leases of our facilities and certain property and equipment that expire at various times through fiscal years 2005 and 2006. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During fiscal 2004, we recorded rent expenses related to these arrangements of $598,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of March 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years
Redeemable convertible preferred stock (1)	$1,891	$582	$1,309	$—
Notes payable	2,969	1,875	1,094	—
Capital lease obligations	55	55	—	—
Operating leases (gross)	783	488	295	—

Total commitments	$5,698	$3,000	$2,698	$—

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subject to conjecture. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem. We also refer the reader to the discussion of the redeemable convertible preferred stock in Note 8 of the Notes to Financial Statements.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing the business to achieve positive cash flow utilizing existing assets. During fiscal 2003, our commitments and liabilities were significantly reduced via restructuring events, however we also incurred substantial commitments as a result of the sale of shares of convertible, redeemable preferred stock, and we also extended our credit facilities under our arrangements with Silicon Valley Bank. We have reduced ongoing operating expenses by reducing purchases of other goods and services and by making workforce reductions, and although we generated positive operating cash flow for fiscal 2004, there is no assurance that we can continue to do so. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2005.

Our long-term liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures. We may not be able to maintain our current market share, or continue to expand our business, without investing in our operations, technology, or product and service offerings. In order to do so, we may need to raise additional funds through public or private financings or other sources to fund our operations. However, our common stock is not listed on an exchange or the Nasdaq National Market, and until it is listed it will be difficult for us to make sales of our equity stock. In addition, the terms of our preferred stock may prevent us from issuing additional shares of preferred stock on terms that investors would require in order to invest in our preferred stock. The necessity of raising additional funds could require us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness. As a result, we may not be able to obtain additional funds on commercially reasonable terms, or at all. In addition, beginning in June 2007, the holders of our preferred stock can force us to redeem the shares of our preferred stock, and if we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.4 million.

Impact of Inflation

The effects of inflation and changing prices on our operations were not significant during the periods presented.

Recent Accounting Pronouncements

EITF 00-21

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform or deliver multiple revenue-generating activities, including products, services and/or rights to use assets. Specifically, EITF 00-21 provides a model to be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and if so, (c) how the arrangement consideration should be allocated to the separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our financial statements.

FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004 to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have a significant involvement with, an existing VIE. The adoption of FIN 46R did not have a material impact on our financial statements.

SFAS 150

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. SFAS 150 requires that an issuer classify certain financial instruments as liabilities, including instruments issued in the form of mandatorily redeemable shares, instruments that, at inception, embody an obligation to repurchase the issuer’s equity shares or is indexed to such an obligation, and instruments that embody an obligation that the issuer must or may settle by using a variable number of its equity securities in certain circumstances. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. Pharsight examined the requirements of FAS 150 and determined that no change in presentation of our Redeemable Convertible Preferred Stock was required, as the redemption of the stock is at the option of the holders rather than mandatory (see Note 8).

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion, as well as our discussion above of critical accounting policies and estimates, highlights some of these risks. You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

Items That Affect Our Future Operations

We have had a history of losses, have only recently achieved profitability, and we may not be able to generate sufficient revenues to sustain profitability.

We commenced our operations in April 1995 and have incurred net losses for every fiscal year since that time. We achieved profitability in the fourth quarter of fiscal 2004. As of March 31, 2004, we had an accumulated deficit of $79.7 million. We may incur further losses as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

We have a limited amount of capital resources and we may not be able to sustain or grow our business if we cannot sustain profitability or raise additional funds on a timely basis.

We believe we have adequate cash to sustain operations through the next 12 months, and we are managing the business to achieve positive cash flow utilizing existing assets. However, even if we sustain profitability, we may not be able to generate sufficient profits to grow our business. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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

These covenants may significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their scheduled due date. In addition, Silicon Valley Bank could foreclose on our assets.

Our quarterly operating results may fluctuate significantly and may not be predictive of future financial results.

Our quarterly operating results may fluctuate in the future, and may vary from investors’ expectations, depending on a number of factors, including:

•	Variances in demand for our products and services;

•	Timing of the introduction of new products or services and enhancements of existing products or services;

•	Changes in research and development expenses;

•	Our ability to complete fixed-price service contracts without committing additional resources;

•	Unanticipated changes in the capacity of our services organization;

•	Delays or deferrals of customer implementations of our software products;

•	Delays or deferrals of client drug development processes;

•	The tendency of some of our customers to wait until the end of a fiscal quarter or fiscal year in the hope of obtaining more favorable terms;

•	Changes in industry conditions affecting our customers, including industry consolidation; and

•	Our ability to realize operating efficiencies through restructuring or other actions.

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

In the past we have taken actions intended to reduce our expenses on an annualized basis. Our cost reduction measures have left us with less available capacity to deliver our products and services. If there is a significant increase in demand from our estimates, it will take us longer to react to satisfy this demand, which would limit our ability to grow our business and sustain profitability.

We may be required to defer recognition of software license revenue for a significant period of time after entering into an agreement, which could negatively impact our results of operations.

We may have to delay recognizing license revenue for a significant period of time for a variety of types of transactions, including:

•	Transactions that include both currently deliverable software products and software products that are under development or contain other currently undeliverable elements;

•	Transactions where the customer demands services that include significant modifications, customizations or complex interfaces that could delay product delivery or acceptance;

•	Transactions that involve non-standard acceptance criteria or identified product-related performance issues; and

•	Transactions that include contingency-based payment terms or fees.

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In fiscal 2004, software license revenue accounted for 46% of our total revenues. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time. Additionally, some of our long-term deferred revenue relates to transactions that include software products that are under development.

An increase in service revenue as a percentage of total revenues, or a decrease in software revenue as a percentage of total revenues, may decrease our overall margins.

We realize lower margins on services than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be impacted. In the last three fiscal years, although services revenue has increased in absolute dollars, it has decreased as a percentage of total revenues from 65% in fiscal 2002 to 56% in fiscal 2003 and 54% in fiscal 2004. During the same time period, services costs as a percentage of services revenues have increased from 68% in fiscal 2002 to 73% fiscal 2004, yet our overall gross margin has increased from 42% in fiscal 2002 to 56% in fiscal 2004, as an increasing percentage of our total revenues is attributable to software revenue.

Because our sales and implementation cycles are long and unpredictable, our revenues are difficult to predict and may not meet our expectations or those of our investors.

The lengths of our sales and implementation cycles are difficult to predict and depend on a number of factors, including the type of product or services being provided, the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales cycle is unpredictable and may take six months or more. Our implementation cycle is also difficult to predict and can be longer than one year. Each of these can result in delayed revenues, increased selling expenses and difficulty in matching revenues with expenses, which may contribute to fluctuations in our results of operations. A key element of our strategy is to market our product and service offerings to large organizations. These organizations can have particularly lengthy decision-making processes and may require evaluation periods, which could extend the sales and implementation cycle. Moreover, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our product and service offerings, which may cause additional delays during the evaluation and acceptance process. We therefore have difficulty forecasting the timing and recognition of revenues from sales of our product and service offerings.

Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2004, 2003 and 2002 sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

If we are unable to generate additional sales from existing customers and/or generate sales to new customers, we may not be able to realize sufficient revenues to sustain or increase our profitability.

Our success depends on our ability to develop our existing customer relationships and establish relationships with additional pharmaceutical and biotechnology companies. If we lose any significant relationships with existing customers or fail to establish additional relationships, we may not be able to execute our business plan and our business will suffer. Developing customer relationships with pharmaceutical companies can be difficult for a number of reasons. These companies are often very large organizations with complex decision-making processes that are difficult to impact. In addition, because our products and services relate to the core technologies of these companies, these organizations are generally cautious about working with outside companies. Some potential customers may also resist working with us until our products and services have achieved more widespread market acceptance. Our existing customers could also reassess their commitment to us, not renew existing agreements or choose not to expand the scope of their relationship with us.

Our revenues and results of operations would be adversely affected if a customer cancels a contract for services or software deployment with us.

Many of our services agreements can be canceled upon prior notice by our customers. Additionally, due to the nature of our services and deployment engagements, customers sometimes delay projects because of timing of the clinical trials and the need for data and information that prevent us from proceeding with our projects. These delays and contract cancellations cannot be predicted with accuracy and we cannot assure you that we will be able to replace any delayed or canceled contracts with the customer or other customers. If we are unable to replace those contracts, our revenues and results of operations would be adversely affected.

We may lose existing customers or be unable to attract new customers if we do not develop new products and services or if our offerings do not keep pace with technological changes.

The successful growth of our business depends on our ability to develop new products and services and incorporate new capabilities, including the expansion of our product and services offerings to address a broader set of customer needs related to clinical development of drugs and thereby expand the number of our prospective users, on a timely basis. If we cannot adapt to changing technologies, emerging and evolving industry standards, new scientific developments and increasingly sophisticated customer needs, we may not achieve revenue growth and our products and services may become obsolete, and our business could suffer. We have suffered product delays in the past, resulting in lost product revenues. In addition, early releases of software often contain errors or defects. We cannot assure you that, despite our extensive testing, errors will not be found in our products before or after commercial release, which could result in product redevelopment costs and loss of, or delay in, market acceptance. Furthermore, a failure by us to introduce new products or services on schedule could harm our business prospects. Any delay or problems in the installation or implementation of new products or services may cause customers to forego purchases from us. We may need to accelerate product introductions and shorten product life cycles, which will require high levels of expenditures of research and development that could adversely affect our operating results. A failure by us to introduce new services on a timely and cost-effective basis to meet evolving customer requirements, or to integrate new services with existing services, could harm our business prospects.

If the security or confidentiality of our customers’ data is compromised or breached, we could be liable for damages and our reputation could be harmed.

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

Our future success depends on our ability to continue to retain and attract qualified employees.

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, scientific, managerial, sales and marketing personnel. We currently have limited personnel and other resources to staff and complete consulting and software deployment projects. In addition, as we grow our business, we expect an increase in the number of complex projects and large deployments of our products and services, which require a significant amount of personnel for extended periods of time. In particular, there is a limited supply of modeling and simulation personnel worldwide, and competition for these personnel from numerous companies and academic institutions may limit our ability to hire these persons on commercially reasonable terms. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required scientific or industry-specific expertise. Staffing projects and deploying our products and services will become more difficult as our operations and customers become more geographically diverse. If we are not able to adequately staff and complete our projects, we may lose customers and our reputation may be harmed. Any difficulties we may have in completing customer projects may impair our ability to grow our business.

If we lose key members of our management, scientific or development staff, or our scientific advisors, our reputation may be harmed and we may lose business.

We are highly dependent on the principal members of our management, scientific and development staff. Our reputation is also based in part on our association with key scientific advisors. The loss of any of these personnel might adversely impact our reputation in the market and harm our business. Failure to attract and retain key management, scientific and technical personnel could prevent us from achieving our strategy and developing our products and services. In addition, our management team has experienced significant personnel changes over the past years and may continue to experience changes in the future. If our management team continues to experience attrition, high turnover, or does not work effectively together, it could harm our business. Additionally, we do not currently hold key-man life insurance policies on our CEO, CFO or other key contributors. The demise of any of these individuals could adversely impact our business.

Our business depends on our intellectual property rights, and if we are unable to adequately protect them, our competitive position will suffer.

Our intellectual property is important to our competitive position. We protect our proprietary information and technology through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We have filed nine patent applications, of which two patents have issued. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary information and technology, nor can we guarantee that we will be successful in obtaining any patents or that the rights granted under such patents will provide a competitive advantage. Misappropriation of our intellectual property could harm our competitive position. We may also need to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result. In addition, the laws of some foreign countries provide less protection of intellectual property rights than the laws of the United States and Europe. As a result, we may have an increasingly difficult time adequately protecting our intellectual property rights as our sales in foreign countries grow.

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

International sales of our product account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for fiscal 2004, 2003, and 2002 were approximately 29%, 23% and 36%, respectively. We have a total of 9 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Governmental agencies throughout the world, but particularly in the United States, highly regulate the drug development and approval process. A large part of our software and services business involves helping pharmaceutical and biotechnology companies through the regulatory drug approval process. Any relaxation in regulatory approval standards could eliminate or substantially reduce the need for our services, and, as a result, our business, results of operations and financial condition could be materially adversely affected. Potential regulatory changes under consideration in the United States and elsewhere include mandatory substitution of generic drugs for patented drugs, relaxation in the scope of regulatory requirements or the introduction of simplified drug approval procedures. These and other changes in regulation could have an impact on the business opportunities available to us.

Risks Related To Our Industry

Our market may not develop as quickly as expected, and companies may enter our market, thereby increasing the amount of competition and impairing our business prospects.

Because our products and services are new and still evolving, there is significant uncertainty and risk as to the demand for, and market acceptance of, these products and services. As a result, we are not able to predict the size and growth rate of our market with any certainty. In addition, other companies, including potential strategic partners, may enter our market. Our existing customers may also elect to terminate our services and internally develop products and services similar to ours. If our market fails to develop, grows more slowly than expected, or becomes saturated with competitors, our business prospects will be impaired.

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

Reductions in the IT and/or research and development budgets of our customers may impact our sales.

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the IT and research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development and IT budgets fluctuate due to changes in available resources, spending priorities, internal budgetary policies and the availability of grants from government agencies. Our business could be harmed by any significant decrease in research and development or IT expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

Risks Related to Our Stock

Our common stock only trades on the Over-the-Counter Bulletin Board system, and has experienced reduced trading volumes and stock price since it began to be traded there.

On November 8, 2002 our stock was removed from trading on the Nasdaq National Market as a result of failure to meet the continuing listing requirements, and our common stock is now quoted on the Over-the-Counter Bulletin Board system. Our common stock does not experience large trading volumes. In addition, our delisting from the Nasdaq National Market has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code that imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors is no longer classified and our stockholders elect all of our directors at each annual meeting, (ii) our stockholders are entitled to cumulative voting, and (iii) we are subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions. Some of these changes may impact any possible transaction involving a change of control of Pharsight, which could negatively impact your investment. Other consequences include a reduction in analyst coverage, a lower share price as a result of lower trading volumes, and the loss of certain state securities law exemptions available to us while our securities were traded on the Nasdaq National Market, which may impact our ability to provide for future issuances of our securities, among other consequences.

Should we decide to relist our common stock on the Nasdaq National Market, the criteria for relistment may be difficult for us to achieve.

The market price of our common stock has been lower than the required minimum bid price for relistment on Nasdaq, and the reduced trading volumes that we currently experience may prevent our stock from reaching the required minimum bid price for Nasdaq relistment. Additionally, our current stockholder’s equity balance and our history of net losses may make it difficult for us to relist on Nasdaq at any point in the near future, if at all. We may be required to restructure our capital or debt structure, including our redeemable convertible preferred stock, in order to relist on Nasdaq. There is no guarantee that we would be able to effect such restructuring under terms as favorable as our current equity and debt, if at all.

The public market for our common stock may be volatile.

The market price of our common stock has been, and we expect it to continue to be, highly volatile and to fluctuate significantly in response to various factors, including:

•	Actual or anticipated variations in our quarterly operating results or those of our competitors;

•	Announcements of technological innovations or new services or products by us or our competitors;

•	Timeliness of our introductions of new products;

•	Changes in financial estimates by securities analysts;

•	Changes in management; and

•	Changes in the conditions and trends in the pharmaceutical market.

For instance, during fiscal 2004 the price of our common stock closed as low as $0.06 and as high as $2.50 per share. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Insiders continue to hold a majority of our stock, which may negatively affect your investment.

Entities affiliated with three of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of March 31, 2004. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

Our preferred stockholders may elect to receive their dividend payments in the form of shares instead of cash, which may negatively impact our profitability.

Our preferred stockholders have elected in the past, and may continue to elect, to receive their quarterly dividend payments in the form of Series B Preferred shares instead of cash. We record the value of these dividend payments in the form of shares at fair market value as of the dividend payment date on our statement of operations. The fair market value is defined as the amount at which the capital stock would change hands between a willing buyer and a willing seller, each having reasonable knowledge of all relevant facts, neither being under any compulsion to act, with equity to both. Because there is no market for such Series B Preferred shares, we perform a valuation of the fair market value of these shares. This valuation is impacted by numerous factors, including but not limited to our operations, financial conditions, future prospects and projected operations and performance of the company, as well as historical market prices and trading volume for our publicly traded securities. As such, the valuation of these dividend payments may fluctuate widely, may be greater or lesser than the stated value of the Series B Preferred shares, and may impact our ability to sustain or increase our profitability. We are unable to project with any accuracy the impact of fair market value of the Series B Preferred shares on our statement of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We have no holdings of derivative financial or commodity-based instruments at March 31, 2004.

A review of our other financial instruments and risk exposures at that date revealed that we have exposure to interest rate and foreign currency exchange rate risks. At March 31, 2004, we performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates would not materially affect our financial position, results of operations or cash flows.

We have operated primarily in the United States and all funding activities and sales have been denominated in U.S. dollars. Accordingly, we have no material exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of United States interest rates. As of March 31, 2004, we did not hold any short-term investments and therefore we believe that there is no material market risk exposure. As of March 31, 2004, our cash and cash equivalents consisted primarily of demand deposits and money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2004.

	Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share amounts)
FISCAL 2004
Revenues	$3,727	$4,017	$4,583	$5,403
Cost of revenues	1,838	1,714	2,084	2,157
Gross profit	1,889	2,303	2,499	3,245
(Loss) income from operations	(1,322)	(496)	(272)	354
Net (loss) income attributable to common stockholders	(1,624)	(984)	(472)	90
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.09)	$(0.05)	$(0.02)	$0.00

FISCAL 2003
Revenues	$3,455	$3,319	$3,629	$3,565
Cost of revenues	1,712	1,476	1,559	1,555
Gross profit	1,743	1,843	2,070	2,010
Loss from operations	(3,386)	(2,912)	(2,954)	(1,919)
Net loss attributable to common stockholders	(3,471)	(3,137)	(3,263)	(2,292)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.19)	$(0.17)	$(0.17)	$(0.12)

Management’s Report

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

In meeting its responsibility for the reliability of the financial statements, management depends on the Company’s system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization, and are recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company’s accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

The Board of Directors pursues its oversight role for these financial statements through the Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with Ernst & Young LLP, the independent auditors, who have free access to the Audit Committee of the Board of Directors, without management present, to discuss internal accounting controls, auditing, and financial reporting matters.

Ernst & Young LLP, independent auditors, have audited the Company’s financial statements. Their accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), which requires a review of the system of internal accounting controls and tests of accounting procedures and records to the extent necessary for the purpose of their audits.

/s/ SHAWN M. O’CONNOR	/s/ CYNTHIA STEPHENS
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Corporate Secretary

June 15, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pharsight Corporation

We have audited the accompanying balance sheets of Pharsight Corporation as of March 31, 2004 and 2003, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharsight Corporation at March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

April 27, 2004

Except for Note 15, as to which the date is

May 27, 2004

PHARSIGHT CORPORATION

BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,027	$10,875
Accounts receivable, net of allowance for doubtful accounts of $14 and $94 at March 31, 2004 and 2003	3,770	2,111
Unbilled accounts receivable	50	192
Prepaids and other current assets	670	975

Total current assets	14,517	14,153
Property and equipment, net	495	1,177
Other assets	282	244

Total assets	$15,294	$15,574

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$407	$635
Accrued expenses	522	1,086
Accrued compensation	1,589	1,198
Deferred revenue	7,987	4,980
Current portion of notes payable	1,875	1,875
Current portion of capital lease obligations	55	295

Total current liabilities	12,435	10,069

Deferred revenue, long term portion	516	—
Capital lease obligations, less current portion	—	55
Notes payable, less current portion	1,094	1,969

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at March 31, 2004 and March 31, 2003
Issued and outstanding shares—1,850,943 and 1,814,662 at March 31, 2004 and 2003, respectively (1,814,662 designated as Series A and 36,281 designated as Series B at March 31, 2004; all designated as Series A at March 31, 2003)	6,164	5,608
Aggregate redemption and liquidation value—$7,419

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at March 31, 2004 and 2003
Issued and outstanding shares—none at March 31, 2004 and 2003
Common stock, $0.001 par value:
Authorized shares—120,000,000 at March 31, 2004 and 2003
Issued and outstanding shares—19,058,453 and 19,053,057 at March 31, 2004 and 2003, respectively	19	19
Additional paid-in capital	74,784	75,927
Deferred stock compensation	—	(352)
Accumulated deficit	(79,718)	(77,721)

Total stockholders’ deficit	(4,915)	(2,127)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$15,294	$15,574

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2004	2003	2002
Revenues:
License and renewal	$8,145	$6,144	$4,971
Services	9,585	7,824	9,278

Total revenues	17,730	13,968	14,249

Costs and expenses:
License and renewal	759	629	2,009
Services	7,034	5,673	6,266
Research and development	2,899	3,934	6,596
Sales and marketing	3,986	6,738	8,626
General and administrative	4,590	6,287	5,877
Amortization of deferred stock compensation (1)	198	1,322	2,993
Amortization and impairment of intangible assets and goodwill	—	—	370
Restructuring costs	—	556	676

Total costs and expenses	19,466	25,139	33,413

Loss from operations	(1,736)	(11,171)	(19,164)

Other income (expense):
Interest expense	(202)	(335)	(238)
Interest income	38	108	495
Provision for income taxes	(81)	(82)	—
Other expense	(16)	(62)	(45)

Total other income (expense)	(261)	(371)	212

Net loss	(1,997)	(11,542)	(18,952)

Preferred stock dividends	(654)	(375)	—
Deemed dividend to preferred stockholders	(339)	(246)	—

Net loss attributable to common stockholders	$(2,990)	$(12,163)	$(18,952)

Basic and diluted net loss per share applicable to common stockholders	$(0.16)	$(0.65)	$(1.03)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	19,051	18,800	18,419

(1)	The following table shows the amount of amortization of deferred stock compensation excluded from certain costs and expenses in the Statements of Operations:

	Years Ended March 31,
	2004	2003	2002
License and renewal	$21	$84	$192
Services	3	11	226
Research and development	95	80	291
Sales and marketing	68	287	684
General and administrative	11	860	1,600

Total	$198	$1,322	$2,993

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2001	—	$—	18,382	$18	$74,770	$(5,197)	$8	$(143)	$(47,227)	$22,229
Issuance of common stock under employee benefit plans, net of repurchases	—	—	377	1	320	—	—	—	—	321
Interest on notes receivable from stockholders	—	—	—	—	—	—	—	(8)	—	(8)
Write off of notes receivable from stockholders	—	—	—	—	—	—	—	55	—	55
Amortization of deferred stock compensation	—	—	—	—	—	2,993	—	—	—	2,993
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(505)	505	—	—	—	—
Issuance of restricted common stock to officer as a bonus	—	—	—	—	114	(114)	—	—	—	—
Acceleration of option vesting	—	—	—	—	35	—	—	—	—	35
Issuance of common stock to officer	—	—	—	—	20	—	—	—	—	20
Comprehensive loss:
Unrealized income on short-term investments	—	—	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	—	—	—	—	(18,952)	(18,952)

Total comprehensive loss										(18,961)

Balance at March 31, 2002	—	—	18,759	19	74,754	(1,813)	(1)	(96)	(66,179)	6,684
Issuance of common stock under employee benefit plans, net of repurchases	—	—	131	—	55	—	—	—	—	55
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $268, and discount of $1,870	1,815	5,362	—	—	1,870	—	—	—	—	1,870
Deemed dividend to Series A redeemable convertible preferred stockholders	—	246	—	—	(246)	—	—	—	—	(246)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(375)	—	—	—	—	(375)
Amortization of deferred stock compensation	—	—	—	—	—	1,322	—	—	—	1,322
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(139)	139	—	—	—	—
Issuance of options in consideration for service	—	—	—	—	8	—	—	—	—	8
Issuance of common stock to officer	—	—	163	—	—	—	—	—	—	—
Repayment of stockholder note receivable	—	—	—	—	—	—	—	96	—	96
Comprehensive loss:
Unrealized income on short-term investments	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	(11,542)	(11,542)

Total comprehensive loss										(11,541)

Balance at March 31, 2003	1,815	$5,608	19,053	$19	$75,927	$(352)	—	—	$(77,721)	$(2,127)

PHARSIGHT CORPORATION

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2003	1,815	$5,608	19,053	$19	$75,927	$(352)	—	—	$(77,721)	$(2,127)
Issuance of common stock under employee benefit plans, net of repurchases	—	—	5	—	4	—	—	—	—	4
Issuance of Series B redeemable convertible preferred stock	36	217	—	—	(217)	—	—	—	—	(217)
Deemed dividend to Series A redeemable convertible preferred stockholders	—	339	—	—	(339)	—	—	—	—	(339)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(437)	—	—	—	—	(437)
Amortization of deferred stock compensation	—	—	—	—	—	198	—	—	—	198
Reversal of deferred stock compensation upon cancellation of unvested options	—	—	—	—	(154)	154	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,997)	(1,997)

Balance at March 31, 2004	1,851	$6,164	19,058	$19	$74,784	—	—	—	$(79,718)	$(4,915)

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(1,997)	$(11,542)	$(18,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred stock compensation	198	1,322	2,993
Depreciation and amortization	919	1,737	1,572
Amortization of intangible assets	—	—	370
Restructuring charges	—	10	81
Issuance of options in consideration for services	—	8	20
Compensation expenses related to accelerated vesting of options	—	—	35
Changes in operating assets and liabilities:
Accounts receivable, net	(1,659)	518	272
Unbilled accounts receivable	142	(32)	(58)
Prepaids and other assets	305	(45)	18
Other assets	(38)	(359)	398

Accounts payable	(228)	(29)	123
Accrued expenses	(564)	(817)	971
Accrued compensation	391	(632)	504
Deferred revenue	3,523	1,568	1,161
Accrued interest and other	—	—	47

Net cash provided by (used in) operating activities	992	(8,293)	(10,445)

Cash Flows From Investing Activities:
Purchases of property and equipment	(237)	(216)	(1,409)
Purchases of short-term investments	—	—	(7,501)
Maturities of short-term investments	—	2,995	10,457
Transfer from restricted cash	—	150	—

Net cash (used in) provided by investing activities	(237)	2,929	1,547

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	—	750	4,500
Principal payments on notes payable	(875)	(1,406)	(75)
Principal payments on capital lease obligations	(295)	(660)	(614)
Proceeds from the issuance of common stock	4	55	321
Payments made on notes receivable from stockholders	—	96	—
Net proceeds from the issuance of redeemable convertible preferred stock	—	7,232	—
Dividends paid to preferred stockholders	(437)	(326)	—

Net cash (used in) provided by financing activities	(1,603)	5,741	4,132

Net (decrease) increase in cash and cash equivalents	(848)	377	(4,766)
Cash and cash equivalents at the beginning of the year	10,875	10,498	15,264

Cash and cash equivalents at the end of the year	$10,027	$10,875	$10,498

Supplemental disclosures of non cash activities
Deferred stock compensation	—	—	$114

Reversal of deferred stock compensation upon cancellation of unvested stock options	$154	$139	$505

Discount on redeemable convertible preferred stock	—	$(1,870)	—

Amortization of deemed dividend to preferred stockholders	$339	$246	—

Issuance of dividend to preferred stockholders in form of stock	$217	—	—

Accrued preferred stock dividend	$48	$49	—

Supplemental disclosure of cash flow information
Cash paid for interest	$202	$329	$245

Cash paid for taxes	$152	$36	$37

The accompanying notes are an integral part of these financial statements.

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software products and scientific consulting services that help pharmaceutical and biotechnology companies improve the drug development process. Pharsight’s products and services combine proprietary computer-based simulation, statistical and data analysis tools with the sciences of pharmacology, drug and disease modeling, human genetics and biostatistics. Pharsight Corporation was incorporated in California on April 4, 1995 and reincorporated in Delaware in June 2000.

Pharsight operates in only one business segment comprised of the development, license and sale of software products and strategic services to pharmaceutical and biotechnology companies to improve the drug development process. Sales are primarily generated in the United States and Europe through a direct field sales organization.

As of March 31, 2004, Pharsight had working capital of $2.1 million and had a stockholders’ deficit of $4.9 million. During 2004, Pharsight generated cash and cash equivalents from operating activities of approximately $1 million. The net decrease in cash from operating, investing and financing activities in 2004 was approximately $0.8 million. Pharsight is committed to the successful execution of its operating plan and will take continued actions as necessary to ensure the Company’s cash resources are sufficient to sustain Pharsight’s working capital requirements at least through fiscal 2005.

2. Summary of Significant Accounting Policies

Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

Fair Value of Financial Instruments

The carrying values of Pharsight’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate their fair values due to their short-term nature. The fair values of the capital lease obligations and notes payable are estimated based on current interest rates available to Pharsight for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our receivables. We make

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

judgments as to our ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made, in part, based upon a specific review of all significant outstanding invoices. Beginning in the third quarter of fiscal 2004, a component of the allowance attributable to invoices not specifically reviewed was also recorded based on differing percentage rates based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends.

In the fourth quarter of fiscal 2004, based upon a specific review of all of our significant outstanding invoices, an analysis of our historical and anticipated collection experience and by applying provisions at differing rates based upon the age of the receivable, we reduced our allowance for doubtful accounts by $69,000. This change in estimate resulted in a reduction to general and administrative expenses in our statement of operations. If we had not recorded this reduction in our allowance for doubtful accounts, our net income attributable to common stockholders in the fourth quarter would have been $21,000, or $0.00 per share.

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

Revenue Recognition

Pharsight’s revenues are derived from two primary sources: (1) initial and renewal fees for term-based product licenses, and (2) services related to post-contract support for product licenses, scientific and training consulting and software deployment. Additionally, in fiscal 2003 Pharsight had an insignificant amount of revenue from subscriptions related to our information products.

Pharsight’s revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (or “SOP 97-2”) as amended by Statement of Position No. 98-4, “Deferral of the

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Pharsight enters into arrangements comprised solely of license and renewal fees for one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS. We do not have vendor specific objective evidence of fair value to allocate the fee to the separate elements, as we do not sell PCS separately for our term-based licenses. We, therefore, do not present PCS revenue separately, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

Pharsight also enters into arrangements consisting solely of services. Under these arrangements, revenue is recognized as the services are performed. Fees for services may be charged at daily rates for different levels of consultants plus out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or upon acceptance, which approximates the level of services provided. For fixed fee arrangements, we recognize revenue based on the lower of (1) an estimation of the percentage of completion utilizing hours incurred to date as a percentage of total estimated hours to complete the project, (2) hours incurred to date multiplied by our contracted per diem rates, or (3) hours incurred to date subsequent to the last fully-completed milestone, multiplied by our contracted per diem rates, not to exceed the total revenue to be earned upon achievement of such completed milestone. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the services organization delivering the services.

Pharsight also enters into arrangements consisting of one-year licenses (bundled with PCS), renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, in that they are not essential to the functionality of the delivered software, are described separately in the arrangement and are sold separately. As the only undelivered elements in these arrangements are services and PCS, and the PCS term (expressed or implied) and the period over which Pharsight expects the services to be performed are the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered, or straight line over the period of the agreement. If the PCS term and the period over which Pharsight expects the services to be performed are not the same period, Pharsight recognizes revenue based on the lesser of actual services performed and licenses delivered, or straight line over the longer of the PCS term or the period over which Pharsight expects the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants plus out-of-pocket expenses.

Pharsight also enters into arrangements that consist of perpetual or term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS for our perpetual software licenses.

We have one international distributor. There is no right of return or price protection for sales to the international distributor. Revenue on sales to this distributor is recognized when the software is delivered to the distributor and the other revenue recognition criteria are met. Revenue from this distributor in fiscal 2004 was less than 3% of our total revenues. Revenues from this distributor for fiscal 2003 and 2002 were less than 2% and 1% of total revenues, respectively.

Deferred Revenue

Deferred revenue is comprised of license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes license and service fees for arrangements that include significant implementation services, which have not yet been completed. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods on or after April 1, 2005. Additionally, long- term deferred revenue represents amounts received for software products that are under development or contain other undelivered elements, for which we do not anticipate delivery prior to April 1, 2005.

The principal components of deferred revenue at March 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
License fees	$4,724	$2,306
Renewals	2,892	1,987
Training	41	16
Services	846	671

Total deferred revenue	$8,503	$4,980

Short term deferred revenue	$7,987	$4,980
Long term deferred revenue	516	—

Total deferred revenue	$8,503	$4,980

Shipping Costs

The Company’s shipping and handling costs are included under cost of license and renewal for all periods presented.

Research and Development

Pharsight capitalizes eligible computer software costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2004 and 2003, such internal capitalizable costs were insignificant. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations.

Advertising

Pharsight expenses the cost of advertising as incurred. These costs were insignificant in all periods presented.

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Loss per Share

Basic net loss per share is computed by dividing net income or loss attributable to common stockholders for the period by the weighted-average number of shares of vested common stock (i.e. not subject to a right of repurchase) outstanding during the period.

Diluted earnings per share are computed by dividing net income or loss attributable to common stockholders for the period by the weighted-average number of shares of vested common stock outstanding and, where dilutive, weighted average number of shares of unvested common stock outstanding. Diluted earnings per common share also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants to purchase common stock using the treasury stock method, and convertible preferred stock using the as-if-converted basis, as of the beginning of the period presented or the original issuance date, if later.

All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share for all periods presented as the effect of including such shares would be antidilutive due to the net loss recorded in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended March 31,
	2004	2003	2002
Net loss	$(1,997)	$(11,542)	$(18,952)
Preferred stock dividend	(654)	(375)	—
Deemed dividend to preferred stockholders	(339)	(246)	—

Net loss attributable to common stockholders	$(2,990)	$(12,163)	$(18,952)

Basic and diluted:
Weighted average common shares outstanding	19,054	18,843	18,559
Less weighted average common shares subject to repurchase	(3)	(43)	(140)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	19,051	18,800	18,419

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.65)	$(1.03)

The number of potential common shares excluded from the calculation of diluted earnings per share applicable to common stockholders at March 31, 2004, 2003 and 2002 is detailed in the following table (in thousands):

	March 31,
	2004	2003	2002
Outstanding options	3,531	3,113	4,452
Warrants	2,091	2,091	276
Redeemable convertible preferred stock	7,404	7,259	—

	13,026	12,463	4,728

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As required by FAS 148, the following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Years Ended March 31,
	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(2,990)	$(12,163)	$(18,952)
Add back:
Stock-based employee compensation included in reported net loss	198	1,322	2,993
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(755)	(2,305)	(2,305)

Pro forma net loss attributable to common stockholders	$(3,547)	$(13,146)	$(18,264)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(0.16)	$(0.65)	$(1.03)

Pro forma basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.70)	$(0.98)

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

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2004	2003	2002	2004	2003	2002
Expected life (years)	.49	.50	.50	3.77	3.74	3.9
Expected stock price volatility	200.0%	307.0%	127.0%	210.8%	198.0%	127.0%
Risk-free interest rate	1.00%	1.64%	2.80%	1.82%	2.58%	3.94%

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In conjunction with the transfer of our securities from the Nasdaq National Market to the Over-The-Counter Bulletin Board system and in accordance with the terms of the Employee Stock Purchase Plan, we suspended new offerings under the Employee Stock Purchase Plan from January 2003 until February 2004, at which time the shares could be issued pursuant to a permit under applicable state laws.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive loss consists of net loss adjusted for the effect of unrealized holding gains or losses on available-for-sale securities.

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

The following tables present net loss and loss per share applicable to common stockholders as reported and adjusted to exclude the amortization of goodwill and assembled workforce as if these items had not been amortized (in thousands except per share data):

	Years Ended March 31,
	2004		2003		2002
	Net Loss	Loss per Share	Net Loss	Loss per Share	Net Loss	Loss per Share
Net loss attributable to common stockholders	$(2,990)	$(0.16)	$(12,163)	$(0.65)	$(18,952)	$(1.03)
Add back goodwill and assembled workforce amortization	—	—	—	—	222	0.01

Adjusted net loss attributable to common stockholders	$(2,990)	$(0.16)	$(12,163)	$(0.65)	$(18,730)	$(1.02)

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform or deliver multiple revenue-generating activities, including products, services and/or rights to use assets. Specifically, EITF 00-21 provides a model to be used to determine (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and if so, (c) how the arrangement

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

consideration should be allocated to the separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004 to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have a significant involvement with, an existing VIE. The adoption of FIN 46R did not have a material impact on our financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2004	2003
Furniture and fixtures	$249	$647
Computers and equipment	5,386	5,286
Leasehold improvements	161	188

	5,796	6,121
Accumulated depreciation and amortization	(5,301)	(4,944)

	$495	$1,177

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and equipment includes assets acquired under capital lease obligations with a cost of $2,068,000 and $2,491,000 at March 31, 2004 and 2003, respectively, and accumulated amortization of $2,035,000 and $2,343,000 at March 31, 2004 and 2003, respectively.

Depreciation expense was $827,000, $1,327,000, and $924,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

Amortization expense of assets acquired under capital lease obligations was $92,000, $410,000, and $648,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

4. Concentrations of Credit Risk

Financial instruments that potentially subject Pharsight to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. Pharsight generally invests its excess cash in money market funds, commercial paper, corporate notes and obligations issued by or fully collateralized by the U.S. government or federal agencies. Pharsight places its investments with high-credit quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty.

Pharsight sells its products and services primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers’ financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. To date, Pharsight has not experienced any significant losses with respect to these balances. For the year ended March 31, 2002, Pharsight wrote-off $1,000 against the allowance for doubtful accounts. For the year ended March 31, 2003, there was no write-off to the allowance for doubtful accounts. For the year ended March 31, 2004, Pharsight wrote off $11,000 against the allowance for doubtful accounts.

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2004, 2003 and 2002 sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. One customer accounted for 16%, 18% and 20% of total revenues for the years ended March 31, 2004, 2003, and 2002, respectively. Another customer accounted for 11% and 10% of total revenues for the years ended March 31, 2004 and 2003, respectively.

Four customers comprised 22%, 20%, 14% and 14% of accounts receivable at March 31, 2004. Two customers comprised 16% and 13% of accounts receivable at March 31, 2003.

5. Debt

Capital Leases. Pharsight has entered into various noncancelable capital lease agreements for equipment and software through a series of sale-leaseback transactions. Capital lease obligations represent the present value of future rental payments under these leases.

Credit Facilities. At March 31, 2004, we had two revolving credit facilities with Silicon Valley Bank, providing for up to $2.0 million in borrowings. These included $1.4 million of secured revolving credit against 80% of eligible domestic accounts receivable and $600,000 of secured revolving credit against 90% of eligible foreign accounts receivable. As of March 31, 2004, $1.0 million of the accounts receivable facility had been utilized and was outstanding, and a remaining secured term loan balance of $2.0 million was outstanding, as compared to $3.8 million in borrowings outstanding at March 31, 2003. The secured term loan principal is payable over forty-eight months, with monthly repayments having commenced in July 2002. The following

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

financial covenants applied to the extended Silicon Valley Bank loan facilities: remaining months liquidity of at least six months (defined as cash used in operating activities for the most recent quarter multiplied by two); liquidity of at least two times the term loan advance; and cumulative fiscal year-to-date net loss within 20% of our plan, measured monthly. We were in compliance with each of these covenants as of March 31, 2004.

In May 2004, we renegotiated, extended and expanded our credit facilities with Silicon Valley Bank. See Note 15. Future minimum payments under our term loan and capital leases at March 31, 2004 are as follows (in thousands):

	Notes Payable	Capital Leases
2005	$2,031	$57
2006	982	—
2007	245	—
2008	—	—

Total minimum payments	3,258	57
Less amounts representing interest	(289)	(2)

Present value of minimum payments	2,969	55
Less current portion	(1,875)	(55)

Long-term portion	$1,094	$—

6. Commitments and Contingencies

Operating Leases

Pharsight leases its office facilities and certain equipment under noncancelable operating leases expiring through 2006. Minimum annual rental commitments at March 31, 2004 are as follows (in thousands):

Cash Commitments
2005	$488
2006	295

Total minimum payments	$783

Sublease income, excluding sublease income related to a facility under the restructurings, for the years ended March 31, 2003 and 2002, was approximately $309,000 and $939,000, respectively. These amounts have been reflected as a reduction of operating expenses. We had no sublease income in fiscal 2004 .

Rent expense, net of sublease income, was $598,000, $1,265,000, and $1,344,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against us, would not have a material adverse effect on our financial position, result of operations, or cash flows.

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with our customers, under which we may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by our software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2004 and 2003.

7. Restructuring Charge

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

The following table depicts the restructuring activity during the year ended March 31, 2004 (in thousands):

Category	Balance at March 31, 2003	Cash Expenditures	Balance at March 31, 2004
November 2001 Restructuring
Vacated facilities and operating assets	$16	$(16)	$—

July 2002 Restructuring
Employment related	45	(45)	—

November 2002 Restructuring
Vacated Facilities	23	(23)	—

Total	$84	$(84)	$—

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table depicts the restructuring activity during the year ended March 31, 2003 (in thousands):

	Balance at March 31, 2002		Expenditures			Balance at March 31, 2003
Category		Additions	Cash	Non-Cash	Adjustments
November 2001 Restructuring
Vacated facilities and operating assets	$243	$—	$(169)	$—	$(58)	$16
Other costs	6	—	—	(2)	(4)	—
July 2002 Restructuring
Employment related	—	324	(212)	—	(67)	45
November 2002 Restructuring
Employment related	—	293	(290)	—	(3)	—
Vacated Facilities	—	71	(40)	(8)	—	23

Total	$249	$688	$(711)	$(10)	$(132)	$84

The following table depicts the restructuring activity during the year ended March 31, 2002 (in thousands):

	Balance at March 31, 2001		Expenditures		Balance at March 31, 2002
Category		Additions	Cash	Non-Cash
November 2001 Restructuring
Vacated facilities and operating assets	$—	$402	$(78)	$(81)	$243
Employee severance	—	253	(253)	—	—
Other costs	—	21	(15)	—	6

Total	$—	$676	$(346)	$(81)	$249

8. Preferred Stock

As of March 31, 2004 Pharsight is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors designated 2,000,000 shares as Series A preferred stock and 1,200,000 shares as Series B preferred stock. The Board of Directors may determine the rights and preferences of the remaining 1,800,000 shares of preferred stock, subject to limitations provided pursuant to the terms of the Series A and Series B preferred stock.

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

Dividends

The holders of the Series A Preferred are entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. During fiscal 2004, at the election of the Series A holders, we issued a stock dividend in the form of 36,281 shares of Series B Preferred Stock to the Series A holders.

Conversion

The holders of the Preferred Stock have the right to convert the Preferred Stock at any time into shares of common stock. The initial conversion rate is four to one, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

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

Voting Rights

The holders of Preferred Stock are entitled to vote together with the common stock. Each share of Preferred Stock has that number of votes equal to the number of shares of common stock then issuable upon conversion of such share of Preferred Stock. In addition, consent of the holders of at least 75% of the then outstanding Preferred Stock shall be required for certain actions, including any action that amends our charter documents so as to adversely affect the Preferred Stock.

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

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The net discounted value for the Series A Preferred of $5.6 million was recorded as a long-term liability as of March 31, 2003 with the corresponding aggregate value of the Warrants and the beneficial conversion feature of $1.9 million ($1.3 million plus $585,000) recorded as additional-paid-in-capital within equity.

Deemed dividends were recorded by the Company for the years ended March 31, 2004 and 2003 totaling approximately $339,000 and $246,000, respectively, representing accretion of the discount resulting from the value of the beneficial conversion feature. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were approximately $654,000 and $375,000 for the years ended March 31, 2004 and 2003. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

During the three months ended June 30, 2003, we recorded a $96,000 deemed dividend, for a cumulative amount of $342,000 in total deemed dividends for the Series A Preferred. During the three months ended September 30, 2003, we recorded a $243,000 deemed dividend, representing the balance of the $585,000 beneficial conversion feature of the Series A Preferred. The increase in the deemed dividend in the second quarter of fiscal 2004 reflected an adjustment to recognize the remaining amount of the $585,000 beneficial conversion feature. The adjustment for the beneficial conversion feature was initiated by our reevaluation of the various complex rules surrounding the accounting for the Series A Preferred and the related interpretations under EITF 00-27 for redeemable preferred stock. The amounts of deemed dividends related to the beneficial conversion feature that should have been originally recorded were $484,000 and $101,000 for the three months ended June 30, 2002 and September 30, 2002, respectively. No other amounts representing deemed dividends should have been recorded in other periods. We do not believe that the $96,000 and $243,000 amounts recorded as deemed dividends in the three months ended June 30, 2003 and September 30, 2003, respectively, and the $339,000 total amount recorded as deemed dividends in the year ended March 31, 2004, are material to the periods in which they should have been recorded.

We will recognize the remaining $1.6 million value of the warrants and issuance costs only if it becomes probable that the Series A Preferred will be redeemed. We do not believe that the redemption of the Series A Preferred is probable due to the current amount of cash available for any potential redemption.

Series B Redeemable Convertible Preferred Stock

On March 1, 2004 (the “Valuation Date”), we issued a dividend in the form of 36,281 shares of Series B Preferred Stock to our Series A holders, at the election of the Series A holders. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements.

The amount of the Series B Preferred dividend was determined based on the estimated per share fair value of the Series B Preferred Stock. To record the fair value of the Series B Preferred Stock, we performed a valuation based on our 5-day average stock price leading up to and including the Valuation Date. Various factors

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

including, but not limited to, deemed time to liquidity and form of dividend payment were considered in the valuation of the Series B Preferred. The estimated fair value of the Series B Preferred Stock is $217,000, or $6.00 per share of Series B. The equivalent as-converted common stock per-share value is $1.50, representing a premium of 2.7% over the Company’s then common stock price of $1.46.

9. Common Stock

Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2004, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	2,091
Stock option plans	1,651
Employee stock purchase plan	518
Redeemable convertible preferred stock	9,276

13,536

Pharsight has sold common stock pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. Pharsight has a right to repurchase the shares at the original sale price, which generally expires at the rate of 25% after one year and 2.0833% per month thereafter.

At March 31, 2004 and 2003, 625 and 11,000 shares were subject to repurchase, respectively.

Notes Receivable from Stockholders

In January 1998, Pharsight loaned an officer $75,000 in connection with the purchase of common stock. The interest on this loan was 5.93% per year and compounds annually. The principal and accrued interest was due in December 2002 and could be prepaid without penalty. The note was full recourse and the shares of common stock purchased were pledged as repayment of the loans. This loan was paid in full in December 2002.

Warrants

The following table depicts warrant activity for the three fiscal years ended March 31, 2004 (in thousands):

Number of Warrants Outstanding
Balance at March 31, 2001	276
Warrants granted	—

Balance at March 31, 2002	276
Warrants granted	1,815

Balance at March 31, 2003	2,091
Warrants granted	—

Balance at March 31, 2004	2,091

10. Stock-Based Benefit Plans

Stock Option Plans

In April 2000 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan became effective upon Pharsight’s initial public offering in

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

August 2000. The Incentive Plan provides for the granting of stock awards, including incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock, to Pharsight’s employees and consultants. In addition, the Incentive Plan provides for non-discretionary grants of nonstatutory stock options to Pharsight’s non-employee directors.

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

Non-employee directors are eligible to receive nonstatutory stock options with an exercise price equal to fair market value on the date of grant under the Incentive Plan. Each newly appointed director of Pharsight who is (i) not an employee of Pharsight, (ii) is not acting in the capacity of a consultant to Pharsight, and (iii) cannot exercise, individually or in affiliation with any entity or group of entities that exercises voting control over more than 20% of Pharsight’s voting stock (an “Independent Director”), receives a one-time grant of options to purchase 100,000 shares of common stock under the Incentive Plan, which vest monthly over a two-year period and have a maximum term of 10 years (the “Initial Grant”). A director who was not independent when appointed who later becomes an Independent Director will receive the Initial Grant at that time. In addition each eligible director is also granted an option to purchase 10,000 shares of common stock on the day after each Annual Meeting of Stockholders, which vest in full on the first anniversary of the date of grant and have a maximum term of 10 years.

Pharsight has reserved 4,412,757 shares for grant under the Incentive Plan. In 2003, the Board of Directors reduced the number of shares available for grant under the Incentive Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will increase automatically by the least of (i) 5% of the total number of common shares outstanding on that date, (ii) 2,000,000 shares, (iii) such fewer number of shares as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2004, the number of shares reserved for issuance under the Incentive Plan did not increase.

In April 2001, the Board of Directors approved the UK Company Share Option Plan (“UK Plan”). The UK Plan became effective upon approval of its terms by the Inland Revenue of the United Kingdom (“Inland Revenue”). The UK Plan provides for the granting of stock options to Eligible Employees (as defined in the UK Plan). Pharsight has reserved 200,000 shares for grant under the UK Plan.

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

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of Pharsight’s stock option activity and related information for the three fiscal years ended March 31, 2004, is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at March 31, 2001	3,541	$4.09
Options granted	2,121	1.89
Options exercised	(298)	0.57
Options canceled	(912)	3.79

Balance at March 31, 2002	4,452	3.34
Options granted	668	0.80
Options exercised	(77)	0.26
Options canceled	(1,930)	3.26

Balance at March 31, 2003	3,113	2.91
Options granted	1,899	0.19
Options exercised	(5)	0.91
Options canceled	(1,476)	3.51

Balance at March 31, 2004	3,531	$1.20

At March 31, 2004, 2003, and 2002, there were 1,650,531, 4,101,000 and 3,443,000 shares available for future option grants, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2004 (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.06 - $0.06	1,099	9.07	$0.06	183	$0.06
$ 0.10 - $0.25	362	7.39	$0.20	115	$0.22
$ 0.30 - $0.65	373	7.79	$0.55	180	$0.51
$ 0.70 - $0.88	370	9.43	$0.74	78	$0.85
$ 0.90 - $0.99	360	7.92	$0.95	196	$0.96
$ 1.00 - $1.80	438	7.51	$1.65	288	$1.66
$ 1.95 - $6.50	494	6.39	$4.53	457	$4.65
$ 7.53 - $8.00	10	6.46	$7.77	9	$7.78
$ 8.25 - $8.25	10	6.48	$8.25	9	$8.25
$10.00 - $10.00	15	6.36	$10.00	15	$10.00

$ 0.06 - $10.00	3,531	8.09	$1.20	1,530	$2.14

Employee Stock Purchase Plan

In April 2000 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan became effective upon Pharsight’s initial public offering in August 2000.

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pharsight has reserved 600,000 shares for issuance under the Purchase Plan. In 2003, the Board of Directors reduced the number of shares available for grant under the Purchase Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will be increased automatically by the least of (i) 1.5% of the number of shares of common stock outstanding on that date, (ii) 600,000 shares, (iii) a fewer number as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2004, the number of shares reserved for issuance under the Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled zero and 54,000 in fiscal 2004 and fiscal 2003, respectively.

In April 2001, the Board of Directors adopted the 2001 UK Employee Stock Purchase Plan (“UK Purchase Plan”). The UK Purchase Plan became effective immediately. Pharsight has reserved 130,000 shares for issuance under the UK Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the lesser of 1.5% of the number of shares of common stock outstanding on that date, 130,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2004, 2003 and 2002, the number of shares reserved for issuance under the UK Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the UK Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. There were no shares of common stock issued under the UK Purchase Plan in fiscal 2004, 2003 and 2002.

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes model under FAS 123, was as follows:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2004	2003	2002	2004	2003	2002
Weighted average fair value	$0.47	$1.69	$1.42	$0.18	$0.74	$1.53

Deferred Compensation

During the years ended March 31, 2001 and 2000, Pharsight recorded aggregate deferred compensation of $10,070,000 and $5,400,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of Pharsight’s common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options. During the year ended March 31, 2002, Pharsight also recorded deferred stock compensation of $114,000 representing the intrinsic value of a certain stock award issued to an officer as a bonus. Pharsight amortized $198,000, $1,322,000 and $2,993,000 of deferred compensation for the years ended March 31, 2004, 2003 and 2002. As of March 31, 2004, all deferred compensation had been fully amortized.

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Options Issued to Consultants and Scientific Advisory Board Members

During fiscal 2003, Pharsight granted additional options to purchase 4,875 shares of common stock to members of the Scientific Advisory Board at an exercise price of $1.67. These options were fully vested at the date of grant and were exercisable for 10 years. Pharsight valued these options at $7,800 using the Black-Scholes valuation model assuming fair value of the common stock being $1.67 per share, a risk-free interest rate of 1.65%, a volatility factor of 127.0% and an estimated life of 10 years. Pharsight recorded the fair value of these options as a charge to operations for the year ended March 31, 2003. The Scientific Advisory Board was disbanded in March 2003, no options granted to the Scientific Advisory Board were exercised, and all options outstanding under the plan were cancelled in June 2003.

During the year ended March 31, 2002, Pharsight granted options to purchase 30,000 shares of common stock to consultants at an exercise price of $0.99 in exchange for services. The options were fully vested at the date of grant and were exercisable for two years. Pharsight valued these options at $20,000, being their fair value estimated using the Black-Scholes valuation model with the following assumptions: a risk-free interest rate of 6.00%, a volatility factor of 138.0% and a life of 2 years. Pharsight recorded the fair value of these options as a charge to operations for the year ended March 31, 2002. The options expired and were cancelled in October 2003.

Accelerated Vesting of Stock Options

During fiscal year 2002, the Company accelerated the vesting of stock options held by certain terminated employees and a former board member and recorded a compensation charge of $35,000 relating to the re-measurement of these options as of the date of the modification.

11. Income Taxes

Significant components of provision for income taxes, which in fiscal 2004 and fiscal 2003 was included with other expense on our statements of operations, are as follows (in thousands):

	Years Ended March 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	81	82	—

	$81	$82	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Total	$81	$82	$—

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows (in thousands):

	Years Ended March 31,
	2004	2003	2002
Tax benefit at U.S. statutory rate	$(652)	$(3,924)	$(6,444)
Amortization of deferred compensation	67	449	1,018
Unbenefitted losses	585	3,455	5,426
Other	81	102	—

	$81	$82	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$21,930	$20,900
Research and development tax credits	1,237	1,100
Capitalized research and development	984	900
Amortization of intangible assets	111	100
Other	412	1,000

Total deferred tax assets	24,674	24,000
Valuation allowance	(24,674)	(24,000)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets increased by approximately, $674,000, $3,400,000 and $7,300,000 in the years ended March 31, 2004, 2003 and 2002, respectively.

As of March 31, 2004, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $61,023,000 and $20,264,000 respectively, which begin to expire in the years 2005 through 2024.

The Company had federal and state research and development tax credits of approximately $846,000 and $480,000 respectively. The federal research and development credits begin to expire in 2011 through 2024 and the state credits can be carried forward indefinitely.

Utilization of the Company’s net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

12. Segment Information

Pharsight’s revenue base is derived from the sale of software licenses and consulting services to pharmaceutical companies on a worldwide basis. Pharsight operates in only one business segment, comprised of

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the development, license and sale of software products and strategic services to pharmaceutical and biotechnology companies to improve the drug development process. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, Pharsight has concluded that it contains only one reportable segment.

Revenues from sales to customers by major geographic area were as follows (in thousands):

	Years Ended March 31,
	2004	2003	2002
United States	$12,557	$10,797	$9,092
Europe	4,230	2,735	4,574
Other	943	436	583

	$17,730	$13,968	$14,249

No foreign country accounted for 10% or more of the Pharsight’s total revenues in the years ended March 31, 2004, 2003, and 2002. All of the Pharsight’s significant long-lived assets are located within the United States.

13. 401(k) Plan

Pharsight has a 401(k) plan, which covers all employees. Pharsight’s contributions to the plan are discretionary. Through March 31, 2004, Pharsight has made no contributions to the plan.

14. Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company also provides for a limited performance warranty for its software products for a period of 90 days from the date of installation at the customer premises, if used as permitted under the signed agreement and in accordance with the Company documentation. The sole remedy that the Company provides is that it will, at its own expense, use commercially reasonable efforts to correct any reproducible error in the software during the warranty period, and if it determines that it is unable to correct the error, the Company will refund the license fee paid for the nonconforming component of the licensed software. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has not provided for a warranty accrual in all periods presented. To date, the Company’s product warranty expense has not been significant.

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

PHARSIGHT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

15. Subsequent Events

In May 2004, we renegotiated, extended and expanded our accounts receivable credit facilities with Silicon Valley Bank for an additional year, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The following financial covenants apply to the extended Silicon Valley Bank credit facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005, net income of at least $1.00 in the remaining three quarters of fiscal 2005; minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. Interest is accrued at 0.05% above prime and is payable monthly from the date of borrowing. The revolving credit facility expires in May 2005. Certain of our assets, excluding intellectual property, secure both facilities. We continue to utilize $1.0 million of the accounts receivable facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Shawn O’Connor, and our Chief Financial Officer, Cynthia Stephens, evaluated the effectiveness of Pharsight’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pharsight in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item concerning our directors will be contained under the caption “Proposal 1—Election of Directors” in our definitive Proxy Statement (our “Proxy Statement”) with respect to our Annual Meeting of Stockholders, to be held on August 14, 2004, and is incorporated by reference into this report. Information required under this Item concerning our Executive Officers is set forth in Item 1 above under the caption “Executive Officers of the Registrant” and is incorporated by reference herein. Information under this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement. Information required under this Item regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the section entitled “Proposal 1 – Election of Directors – Corporate Governance Matters” contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Proposal 1 – Election of Directors – Director Compensation” and “Executive Officer Compensation – Equity Compensation Plan Information.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Share Ownership by Principal Stockholders and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference to the section of the Proxy Statement entitled “Proposal 3 – Ratification of Appointment of Independent Auditors – Accounting Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

Reference is made to page 38 under “Item 8 Financial Statements and Supplementary Data” for a list of all financial statements and schedules filed as a part of this report.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (page 71)

3.	Exhibits

The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K.

On January 27, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 12 a press release dated January 27, 2004 regarding its financial results for the quarter ended December 31, 2003.

(c)	Exhibits

We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

(d)	Financial Statement Schedules

See Item 15(a) above.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PHARSIGHT CORPORATION

March 31, 2004

(Amounts in thousands)

Description	Balance as of Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions (1)	Balance as of End of Year
Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$(69)	$(11)	$14
Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$—	$—	$94
Year ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$95	$—	$(1)	$94

(1)	Represents amounts written-off as uncollectible

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California, on the 15th day of June 2004.

PHARSIGHT CORPORATION

By:	/s/ SHAWN M. O’CONNOR
Shawn M. O’Connor President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shawn M. O’Connor and Cynthia Stephens, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated below.

Signature	Title	Date

/S/ SHAWN M. O’CONNOR Shawn M. O’Connor	President, Chief Executive Officer (Principal Executive Officer) & Director	June 15, 2004

/S/ CYNTHIA STEPHENS Cynthia Stephens	Senior Vice President, Chief Financial Officer and Corporate Secretary	June 15, 2004

/S/ ARTHUR H. REIDEL Arthur H. Reidel	Chairman of the Board	June 15, 2004

/S/ STEVEN D. BROOKS Steven D. Brooks	Director	June 15, 2004

/S/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	June 15, 2004

/S/ ROBERT B. CHESS Robert B. Chess	Director	June 15, 2004

/S/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 15, 2004

/S/ DEAN O. MORTON Dean O. Morton	Director	June 15, 2004

/S/ W. FERRELL SANDERS W. Ferrell Sanders	Director	June 15, 2004

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
3.1	Amended and Restated Certificate of Incorporation of Pharsight (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

3.2	Bylaws of Pharsight (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

3.3	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

4.2	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A thereto (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

4.3	Reference is made to Exhibits 10.7 and 10.8

10.1*	Amended and Restated 2000 Equity Incentive Plan.

10.2*	Amended and Restated 2000 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.3*	1997 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.4*	1995 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.5*	2000 CEO Non-Qualified Stock Option Plan (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-34896) filed July 13, 2000).

10.6*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.7	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002 (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.8	Form of Warrant for the Purchase of Shares of Common Stock (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.9	Letter Agreement dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2003).

10.10	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement and Waiver, dated February 13, 2003 (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.11	Letter Agreement dated May 22, 2003 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.12	Amended and Restated Loan and Security Agreement, dated as of May 27, 2004, between Pharsight and Silicon Valley Bank.

Exhibit Number	Description Of Document
10.13	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.14	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.15	Third Amendment to the Lease dated June 11, 1998 by and between Asset Growth Partners Ltd. as Lessor and Pharsight Corporation as Lessee, dated January 31, 2003 (which is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.16*	Employment Letter, dated March 20, 2003, between Pharsight and Shawn O’Connor (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.17*	Additional Stock Grant Letter, dated June 16, 2003 between Pharsight and Shawn M. O’Connor (which is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.18*	Services Agreement, dated October 17, 2003, between Pharsight and David Powell, Inc. (which is incorporated herein by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2003).

10.19*	Employment Letter, dated February 2, 2004, between Pharsight and Cynthia Stephens (which is incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 2004).

10.20*	Employment Letter, dated June 16, 2003, between Pharsight and Mark Robillard (which is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.21*	Employment Letter, dated June 16, 2003, between Pharsight and Mona Cross Sowiski (which is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.22*	Employment Letter, dated March 6, 2003, between Pharsight and Charles Faas (which is incorporated herein by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.23*	Additional Stock Grant Letter, dated June 16, 2003 between Pharsight and Charles Faas (which is incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.24*	Employment Letter, dated May 5, 2004, between Pharsight and Dan Weiner

10.25	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.26	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc. (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.27	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

Exhibit Number	Description Of Document
21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 73 of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.