Form 10-Q
period 2004-06-30
PHARSIGHT CORP
filed 2004-08-12
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of Registrant’s common stock outstanding as of August 6, 2004: 19,096,957

PHARSIGHT CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	March 31, 2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,463	$10,027
Accounts receivable, net of allowance for doubtful accounts of $14 at June 30, 2004 and March 31, 2004	4,376	3,770
Unbilled accounts receivable	55	50
Prepaids and other current assets	543	670

Total current assets	13,437	14,517

Property and equipment, net	380	495
Other assets	282	282

Total assets	$14,099	$15,294

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$493	$407
Accrued expenses	304	522
Accrued compensation	1,160	1,589
Deferred revenue	7,905	7,987
Current portion of notes payable	1,875	1,875
Capital lease obligations	37	55

Total current liabilities	11,774	12,435

Deferred revenue, long-term portion	180	516
Notes payable, less current portion	875	1,094

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares - 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at June 30, 2004 and March 31, 2004
Issued and outstanding shares - 1,869,085 and 1,850,943 at June 30, 2004 and March 31, 2004, respectively (1,814,662 designated as Series A and 54,423 and 36,281 designated as Series B at June 30, 2004 and March 31, 2004, respectively) Aggregate redemption and liquidation value - $7,491	6,266	6,164

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares - 1,800,000 at June 30, 2004 and March 31, 2004
Issued and outstanding shares - none at June 30, 2004 and March 31, 2004
Common stock, $0.001 par value:
Authorized shares - 120,000,000 at June 30, 2004 and March 31, 2004
Issued and outstanding shares - 19,058,453 at June 30, 2004 and
March 31, 2004, respectively	19	19
Additional paid-in capital	74,609	74,784
Accumulated deficit	(79,624)	(79,718)

Total stockholders’ deficit	(4,996)	(4,915)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$14,099	$15,294

*	Derived from the Company’s audited financial statements as of March 31, 2004.

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues:
License and renewal	$2,119	$1,589
Services	2,915	2,138

Total revenues	5,034	3,727

Cost of revenues:	93	110
License and renewal	1,751	1,728

Services	1,844	1,838
Total cost of revenues

Gross margin	3,190	1,889

Operating expenses:
Research and development	710	770
Sales and marketing	1,092	1,111
General and administrative	1,254	1,263
Amortization of deferred stock compensation (1)	—	67

Total operating expenses	3,056	3,211

Income (loss) from operations	134	(1,322)

Other income (expense):
Interest expense	(42)	(62)
Interest income	10	18
Other expense	(4)	(12)

Total other income (expense)	(36)	(56)

Income (loss) before income taxes	98	(1,378)

Provision for income taxes	(4)	(5)

Net income (loss)	94	(1,383)

Preferred stock dividends	(175)	(145)

Deemed dividend to preferred stockholders	—	(96)

Net loss attributable to common stockholders	$(81)	$(1,624)

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.09)

Shares used to compute net loss per share attributable to common stockholders	19,058	19,046

(1)	The following table shows the amount of amortization of deferred stock compensation excluded from cost of revenues and certain operating expenses in the Statements of Operations:

	Three Months Ended June 30,
	2004	2003
License and renewal	$—	$10
Services	—	1
Research and development	—	6
Sales and marketing	—	31
General and administrative	—	19

	$—	$67

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$94	$(1,383)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred stock compensation	—	67
Depreciation and amortization	125	275
Changes in assets and liabilities:
Accounts receivable, net	(606)	(668)
Unbilled accounts receivable	(5)	(220)
Prepaids and other assets	127	(51)
Accounts payable	86	62
Accrued expenses	(218)	(326)
Accrued compensation	(429)	165
Deferred revenue	(418)	740

Net cash used in operating activities	(1,244)	(1,339)

Cash Flows From Investing Activities:
Purchases of property and equipment	(10)	(109)

Net cash used in investing activities	(10)	(109)

Cash Flows From Financing Activities:
Principal payments on notes payable	(219)	(219)
Principal payments on capital lease obligations	(18)	(130)
Dividends paid to preferred stockholders	(73)	(147)

Net cash used in financing activities	(310)	(496)

Net decrease in cash and cash equivalents	(1,564)	(1,944)
Cash and cash equivalents at the beginning of period	10,027	10,875

Cash and cash equivalents at the end of period	$8,463	$8,931

Supplemental disclosures of non-cash investing and financing activities:
Amortization of deemed dividend to preferred stockholders	$—	$96

Issuance of dividend to preferred stockholders in form of stock	$102	$—

Accrued preferred stock dividend	$48	$145

Reversal of deferred stock compensation upon cancellation of unvested options	$—	$151

The accompanying notes are an integral part of these condensed financial statements.

PHARSIGHT CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements of Pharsight Corporation (“Pharsight,” “we,” “our,” “us”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2005, or any other period. Certain prior period amounts have been reclassified in greater detail to conform to the current period classification. The reclassification had no impact on our historical results of operations or financial position.

We operate in two reportable business segments: Software Products and Strategic Consulting. See Note 9.

2. REVENUE RECOGNITION

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based product licenses, and (2) services related to scientific and training consulting and software deployment.

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

For arrangements consisting solely of services, we recognize revenue as services are performed. Arrangements for services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or upon acceptance, which approximates the level of services provided. For fixed fee arrangements, we recognize revenue based on the lower of (1) an estimation of the percentage of completion on contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project, or (2) hours incurred to date multiplied by our contracted per diem rates. For fixed fee contracts with payments based on milestones, we recognize revenue on partially completed milestones based on the lower of (1) an estimation of the percentage of completion on partially completed milestones on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the milestone, or (2) hours incurred to date subsequent to the last fully-completed milestone, multiplied by our contracted per diem rates, not to exceed the total revenue to be earned upon achievement of such completed milestone. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon an average fully burdened daily rate applicable to the services organization delivering the services. The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

We enter into arrangements consisting of one-year licenses (bundled with PCS), renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, in that they are not essential to the functionality of the delivered software, are described separately in the arrangement and are sold separately. As the only undelivered elements in these arrangements are services and PCS, and the PCS term (expressed or implied) and the period over which we expect the services to be performed are the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered, or straight line over the period of the agreement. If the PCS term and the period over which we expect the services to be performed are not the same period, we recognize revenue based on the lesser of actual services performed and licenses delivered, or straight line over the longer of the PCS term or the period over which we expect the services to be performed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out-of-pocket expenses.

We also have arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS.

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income or loss attributable to common stockholders for the period by the weighted-average number of shares of vested common stock (i.e. not subject to a right of repurchase) outstanding during the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income attributable to common stockholders for the period by the weighted-average number of shares of vested common stock outstanding and, where dilutive, weighted average number of shares of unvested common stock outstanding. Diluted net income (loss) per share attributable to common stockholders also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants to purchase common stock using the treasury stock method, and convertible preferred stock using the as-if-converted method, as of the beginning of the period presented or the original issuance date, if later.

All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted net loss attributable to common stockholders per share for all periods presented as the effect of including such shares would be antidilutive due to the net loss attributable to common stockholders recorded in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2004	2003
Net income (loss)	$94	$(1,383)
Preferred stock dividend	(175)	(145)
Deemed dividend to preferred stockholders	—	(96)

Net loss attributable to common stockholders	$(81)	$(1,624)

Basic and diluted:
Weighted average common shares outstanding	19,058	19,053
Less weighted average common shares subject to repurchase	—	(7)

Shares used to compute basic and diluted net loss per share	19,058	19,046

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.09)

The number of unvested and potential common shares excluded from the calculation of net loss per share applicable to common stockholders at June 30, 2004 and 2003 is detailed in the following table (in thousands):

	June 30,
	2004	2003
Outstanding options	3,948	3,751
Warrants	2,091	2,091
Redeemable convertible preferred stock	7,476	7,259
Common shares subject to repurchase	—	7

	13,515	13,108

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

As required by FAS 148, the following table illustrates the effect on net loss and net loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Net loss attributable to common stockholders, as reported	$(81)	$(1,624)

Add back:
Stock-based employee compensation included in reported net loss	—	67

Less:
Total stock-based compensation expense determined under the fair value method for all awards	(137)	(206)

Proforma net loss attributable to common stockholders	$(218)	$(1,763)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(0.00)	$(0.09)

Pro forma basic and diluted net loss per share attributable to common stockholders, as reported	$(0.01)	$(0.09)

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

	Options		ESPP
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Expected life (years)	4.00	3.75	0.49	N/A
Expected stock price volatility	115.0%	210.0%	200.0%	N/A
Risk-free interest rate	3.30%	1.68%	1.00%	N/A

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

6. CONCENTRATIONS OF CREDIT RISK

We receive a substantial majority of our revenue from a limited number of customers. For the three months ended June 30, 2004 and 2003, sales to our top two customers accounted for 48% and 30% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 62% and 49% of total revenue, respectively. For fiscal 2004, 2003 and 2002, sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. One customer accounted for 31% and 17% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Another customer accounted for 17% and 9% of total revenues for the three months ended June 30, 2004 and 2003, respectively.

Two customers comprised 48% and 14% of accounts receivable at June 30, 2004. Four customers comprised 22%, 20%, 14% and 14% of accounts receivable at March 31, 2004.

7. NOTES PAYABLE

In May 2004, we renegotiated, extended and expanded our accounts receivable credit facilities with Silicon Valley Bank for an additional year, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. At June 30, 2004, $1.0 million of the accounts receivable facility had been utilized and a remaining secured term loan balance of $1.8 million was outstanding. Interest is accrued at 0.5% above prime and is payable monthly from the date of borrowing. The revolving credit facility expires in May 2005. Certain of our assets, excluding intellectual property, secure both the accounts receivable and term loan facilities. The following financial covenants apply to the extended Silicon Valley Bank credit facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005, net income of at least $1.00 in the remaining three quarters of fiscal 2005; minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt, but not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants at June 30, 2004.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

On June 1, 2004, (the “Valuation Date”), we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to our Series A preferred shareholders, at the election of the Series A Preferred shareholders. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (We refer the reader to the discussion of the Preferred Stock Financing in Note 8 – Preferred Stock, in the Notes to Financial Statements contained in Item 8 of our Annual Report on Form 10-K, filed on June 15, 2004.)

The amount of the Series B Preferred dividend was determined based on the estimated per share fair value of the Series B Preferred Stock. To record the fair value of the Series B Preferred Stock, we performed a valuation based on our 5-day average stock price leading up to and including the Valuation Date. Various factors including, but not limited to, deemed time to liquidity and form of dividend payment were considered in the valuation of the Series B Preferred Stock. The estimated fair value of the Series B Preferred Stock issued on June 1, 2004 was $102,000 or $5.61 per share of Series B Preferred Stock. The equivalent as-converted common stock per-share value was $1.40, representing a premium of 7.7% over our then common stock price of $1.30.

9. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. Generally Accepted Accounting Principles. Not all assets are allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Our Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. Our segments are designed to promote better alignment of strategic objectives between development, sales, marketing and services organizations; provide for more timely and rational allocation of development, sales and marketing resources within businesses; and for long-term planning efforts on key objectives and initiatives. The segments are used to allocate resources internally and provide a framework to determine management responsibility. Intersegment sales costs are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

We operate in two operating segments, which are also our reportable segments: Software Products and Strategic Consulting. These segments were determined based on how management and our CODM view and evaluate Pharsight’s business.

Our Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. By applying mathematical modeling and simulation to all available information regarding the compound being tested, researchers can clarify and quantify which trial and treatment factors will influence the success of clinical trials.

Our Strategic Consulting segment consists of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. Our methodology enables customers to identify which uncertainties about a drug’s efficacy and safety are greatest and matter most, and then design development programs, trial sequences, and individual trials in such a way that those trial systematically reduce the identified uncertainties, in the most rapid and cost-effective manner possible.

Summarized financial information on our reportable segments is shown in the following table (in thousands):

	Three Months Ended June 30,
	2004				2003
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$2,119	$—	$—	$2,119	$1,589	$—	$—	$1,589
Services	529	2,386	—	2,915	192	1,946	—	2,138

Total revenues	2,648	2,386	—	5,034	1,781	1,946	—	3,727

Gross margin	2,241	949	—	3,190	1,302	587	—	1,889

Income (loss) from operations	214	(80)	—	134	(696)	(509)	(117)	(1,322)

Corporate and reconciling amounts include adjustments to state operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. Corporate and reconciling items for income (loss) from operations include unallocated general and administrative expenses of $50,000 and amortization of deferred stock compensation of $67,000 in the three months ended June 30, 2003. There were no reconciling items to income (loss) from operations in the three months ended June 30, 2004. There were no inter-segment revenues for the periods shown above

Reconciliation of income (loss) from operations to income (loss) before provision for income taxes (in thousands):

	Three Months Ended June 30,
	2004	2003
Income (loss) from operations	$134	$(1,322)
Interest expense	(42)	(62)
Interest income	10	18
Other expense	(4)	(12)

Income (loss) before provision for income taxes	$98	$(1,378)

10. CONTINGENCIES AND GUARANTEES

Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against us, would not have a material adverse effect on our financial position, result of operations, or cash flows.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with our customers, under which we may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by our software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2004 or March 31, 2004.

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

12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Arthur Reidel, Chairman of our Board of Directors, was also a member of the Board of Directors of Insightful Corporation prior to April 29, 2004, at which point he ceased to be a member of the Board of Directors of Insightful Corporation. We license from Insightful Corporation some of the technology that is included in our Trial SimulatorTM product line. Total royalty expenses related to our relationship with Insightful Corporation were $14,000 for the period from April 1, 2004 to April 29, 2004, the period during which Insightful Corporation was a related party and $24,000 for the three months ended June 30, 2003, respectively. The amount of accrued royalties related to our relationship with Insightful Corporation at June 30, 2004 and March 31, 2004 was $14,000 and $76,000, respectively, and is included in the accompanying balance sheets as a component of accrued expenses.

Arthur Reidel, Chairman of our Board of Directors, is also a Venture Partner of Lightspeed Venture Partners. Lightspeed Venture Partners is the venture group of The Weiss, Peck & Greer Entities, which in the aggregate hold 1,223,242 shares of common stock, representing approximately 6% of our outstanding shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and certain other statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” in this Quarterly Report on Form 10-Q. These forward-looking statements involve risks and uncertainties that could cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Quarterly Report on Form 10-Q, and we do not intend to update any of the forward-looking statements after the date we file this Quarterly Report on Form 10-Q to conform these statements to actual results, unless required by law.

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

For reporting purposes, we operate in two business segments: Software Products and Strategic Consulting. Our Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. Our Strategic Consulting segment consists of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. These segments were determined based on how management and our Chief Operating Decision Maker (or “CODM”), who is our Chief Executive Officer, view and evaluate Pharsight’s business.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $79.6 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

Although we achieved positive operating cash flow in the fourth quarter of fiscal 2004, and we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In the three months ended June 30, 2004, we generated 53% of our total revenues, or $2.6 million, from software licenses, renewal fees and deployment services in our Software Products segment, compared to 48% of total revenues, or $1.8 million, in the three months ended June 30, 2003. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in consulting projects or deployment schedules may have significant impact to the timing of revenue recognition and may have corresponding significant impact to our net income in that quarter.

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

Revenue Recognition

Judgments affecting revenue recognition. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We recognize revenue in accordance with GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by continuing interpretations of the rules based, in part, on industry practices, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, we recognize revenue on sales to customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment. In this regard, management considers the geographical domicile and the financial viability of the customer in assessing a customer’s ability to pay.

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

Related Party Transactions

Arthur Reidel, Chairman of our Board of Directors, was also a member of the Board of Directors of Insightful Corporation prior to April 29, 2004, at which point he was no longer a member of the Board of Directors of Insightful Corporation. We license from Insightful Corporation some of the technology that is included in our Trial SimulatorTM product line. Total royalty expenses related to our relationship with Insightful Corporation were $14,000 for the period from April 1, 2004 to April 29, 2004, the period during which Insightful Corporation was a related party and $24,000 for the three months ended June 30, 2003, respectively. The amount of accrued royalty expense related to our relationship with Insightful Corporation at June 30, 2004 and March 31, 2004 was $14,000 and $76,000, respectively, and is included in the accompanying balance sheets as a component of accrued expenses.

Arthur Reidel, Chairman of our Board of Directors, is also a Venture Partner of Lightspeed Venture Partners. Lightspeed Venture Partners is the venture group of The Weiss, Peck & Greer Entities, which in the aggregate hold 1,223,242 shares of common stock, representing approximately 6% of our outstanding shares.

Results of Operations

The following tables and discussion sets forth, for the periods given, selected financial data as a percentage of our revenue and the percentage of period-over-period change represented by the line items in our consolidated condensed statements of operations. The tables and the discussion below should be read in connection with the condensed financial statements and the notes thereto which appear elsewhere in this report, as well as with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. All percentage calculations set forth in this section have been made using figures presented in the condensed financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

Comparison of Three Months Ended June 30, 2004 and 2003

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2004	2003		2004	2003
Total Revenues:
License and renewal	$2,119	$1,589	33%	42%	43%
Services	2,915	2,138	36%	58%	57%

Total revenues:	$5,034	$3,727	35%	100%	100%

Software Products Revenues
License and renewal	$2,119	$1,589	33%	42%	43%
Services	529	192	176%	11%	5%

Total software products revenues:	$2,648	$1,781	49%	53%	48%

Strategic Consulting Revenues	$2,386	$1,946	23%	47%	52%

Total revenues

Total revenues increased in the first quarter of fiscal 2005 due to an increase in both new and renewal software license revenues, software deployment services, and strategic consulting services.

Software products revenues

License and renewal revenues. For the three month period ended June 30, 2004, desktop software products revenues increased to $1.5 million from $1.2 million in the same period in fiscal 2004, primarily as a result of an increase in our installed base. PKS software products revenues increased to $450,000 from $358,000 in the same period in fiscal 2004, largely as a result of an increase in the number of PKS customers. DMX software revenues were $175,000 in the three months ended June 30, 2004. DMX was introduced in our second fiscal quarter of fiscal 2004, and therefore did not contribute to revenues in the three months ended June 30, 2003.

Services revenues. Software services revenues were $529,000 for the three months ended June 30, 2004, compared to $192,000 in the same period in fiscal 2004. The increase in software services revenue in the first quarter of fiscal 2005 was largely driven by services revenues associated with our DMX software product, which had not yet been introduced in the comparable period of fiscal 2004.

Strategic consulting revenues

Strategic consulting services revenues were $2.4 million in the three months ended June 30, 2004, compared to $1.9 million in the same period of the prior fiscal year. The increase in strategic consulting services revenue in the first three months of fiscal 2005 compared to the same period of fiscal 2004 was driven by increases in both the number and average size of our consulting contracts.

Cost of revenues and operating expenses

The amounts discussed below for costs of license and renewal revenues, cost of services revenues, research and development, sales and marketing, and general and administrative expenses exclude amortization of deferred stock-based compensation.

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2004	2003		2004	2003
Cost of Revenues:
License and renewal	$93	$110	-15%	4%	7%
Services	1,751	1,728	1%	60%	81%

Total cost of revenues:	$1,844	$1,838	0%	37%	49%

Cost of Software Products Revenues:
License and renewal	$93	$110	-15%	4%	7%
Services	314	369	-15%	59%	193%

Total software products	$407	$479	-15%	15%	27%

Cost of Strategic Consulting Revenues:	$1,437	$1,359	6%	60%	70%

Total cost of revenues

Total cost of revenues in absolute dollars did not change significantly in fiscal 2005 as compared to fiscal 2004. The reduction as a percentage of revenues reflects lower per unit royalty costs on our software products, and increased efficiencies in the services organizations of our software products and strategic consulting groups.

Software products

Cost of license and renewal revenues. Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $93,000 for the three months ended June 30, 2004, compared to $110,000 in the same period in fiscal 2004. The decrease in cost of license and renewal revenues in the first quarter of fiscal 2005 in absolute dollars and as a percentage of revenues was due primarily to a decrease of $20,000 in royalty costs.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $314,000 for the three months ended June 30, 2004, compared to $369,000 in the same period in fiscal 2004. Cost of services revenue in fiscal 2005 decreased in absolute dollars primarily due to redeployment of resources to research and development activities. The reduction in cost of services revenues as a percentage of revenues was related to increased efficiencies in the software deployment organization in fiscal 2005. In the first quarter of fiscal 2004, the software deployment organization was newly-established and had not fully ramped-up.

Strategic consulting

Cost of services for our strategic consulting segment consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services was $1.437 million for the three months ended June 30, 2004, compared to $1.389 million in the same period of fiscal 2004. The increase in cost of services revenues in absolute dollars was primarily attributable to increased headcount and payroll-related costs. The decrease as a percentage of revenues was related to increased efficiencies in our strategic consulting organization.

Research and development

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2004	2003		2004	2003
Research and development expense:
Software products	$710	$770	-8%	14%	21%
Strategic consulting	—	—	0%	0%	0%

Total	$710	$770	-8%	14%	21%

Software products

The decrease in expenses in absolute dollars and as a percentage of revenue for the three month period of fiscal 2005 was related to a reduction of $101,000 in facilities and depreciation costs, partially offset by an increase of $49,000 in consulting fees.

Strategic consulting

The strategic consulting group does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2004	2003		2004	2003
Sales and marketing expense:
Software products	$662	$648	2%	13%	17%
Strategic consulting	430	463	-7%	9%	12%

Total	$1,092	$1,111	-2%	22%	30%

Total sales and marketing expense

Sales and marketing expenses in the three months ended June 30, 2004 did not change significantly in absolute dollars from the same period in fiscal 2004 but decreased as a percentage of revenues as a result of our ongoing cost containment efforts. The software products and strategic consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segments’ revenue as a relative percentage of total revenues. Intersegment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products

The increase in expense in absolute dollars in the three months ended June 30, 2004 was primarily the result of increased software sales headcount and related payroll costs, partially offset by a reduction in allocated sales and marketing costs resulting from lower facilities expenses. The decrease in expenses in as a percentage of revenue for the three months ended June 30, 2004 was related to ongoing cost containment efforts while revenues have increased.

Strategic consulting

The decrease in expense in absolute dollars and as a percentage of revenues in the three months ended June 30, 2004 was primarily the result of a decrease in the allocation of shared sales and marketing expenses to the strategic consulting segment, as the strategic consulting segment contributed a relatively smaller percentage of total revenues.

General and administrative

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2004	2003		2004	2003
General and administrative expense:
Software products	$654	$579	13%	13%	16%
Strategic consulting	600	634	-5%	12%	17%
Corporate	—	50	-100%	0%	1%

Total	$1,254	$1,263	-1%	25%	34%

Total general and administrative expense

General and administrative expenses were essentially unchanged during the first quarter of fiscal 2005 and decreased as a percentage of revenues compared to the same period in fiscal 2004 as a result of our ongoing cost containment efforts. General and administrative expenses not specifically associated with corporate initiatives are allocated based on each segments’ revenue as a relative percentage of total revenues. In the three months ended June 30, 2003, $50,000 of general and administrative expenses were not allocated to the segments.

Software products

The increase in expense in absolute dollars in the three months ended June 30, 2004 was primarily the result of an increase in the allocation of general and administrative costs to the software products segment as the result of a larger pool of allocable costs and as a result of the larger relative percentage of software products revenues to total revenues. The decrease in expenses in as a percentage of revenue for the three month period of fiscal 2005 was related to ongoing cost containment efforts while revenues have increased.

Strategic consulting

The decrease in expense in absolute dollars and as a percentage of revenues in the three months ended June 30, 2004 was primarily the result of a decrease in the allocation of general and administrative expenses to the strategic consulting segment, as the strategic consulting segment contributed a relatively smaller percentage of total revenues.

Amortization of deferred stock compensation

The deferred stock compensation expenses recorded in each period represent the relative amortization of the difference between the exercise price of certain stock options granted prior to our initial public offering in August 2000 and the then deemed fair value of our common stock, recognized using the graded method over the vesting period of the stock options. As of March 31, 2004, all deferred stock compensation was fully amortized. Therefore, there was no amortization of deferred stock compensation in the first three month period of fiscal 2005.

Liquidity and Sources of Capital

From our inception through the initial public offering of our common stock, we funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. In August 2000, we completed our initial public offering of 3,000,000 shares of common stock, at a price of $10.00 per share, all of which were issued and sold by us for net proceeds of $26.4 million, net of underwriting discounts and commissions of $2.1 million and expenses of $1.5 million. We paid $6.1 million to holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. After this payment, our net proceeds were $20.3 million. In June and September of fiscal 2003, we completed a private placement of preferred stock to several of our investors, raising additional net proceeds of $7.2 million.

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	June 30, 2004	% Change	March 31, 2004
Cash and cash equivalents	$8,463	(16)%	$10,027

Working capital	$1,663	(20)%	$2,082

	Three Months Ended June 30,
	2004	% Change	2003
Cash used in operating activities	$(1,244)	7%	$(1,339)

Cash (used in) provided by investing activities	$(10)	91%	$(109)

Cash (used in) provided by financing activities	$(310)	38%	$(496)

Cash and Cash Equivalents. As of June 30, 2004, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in the three months ended June 30, 2004 was primarily due to $1.2 million of cash used in operating activities and $300,000 used in financing activities. The largest uses of cash from operating activities were an increase in accounts receivable and decrease in accrued liabilities and deferred revenue. Our working capital, defined as current assets less current liabilities, decreased primarily due to a combination of cash used to fund operations, repayments against our credit facilities and payments of dividends to our preferred stockholders.

Cash Flows Used In Operating Activities. Cash flows used in operating activities decreased in the first three months of fiscal 2005 as compared to the comparable period of fiscal 2004 primarily due to the net income in the first three months of fiscal 2005 compared to the net loss in the first three months of fiscal 2004. In addition, deferred product revenue decreased by $1 million as we recognized deferred software and license revenue, which was only partially offset by an increase of $591,000 in deferred services revenue.

Cash Flows Used in Investing Activities. Negative cash flows from investing activities in the three months ended June 30, 2004 and 2003 relate to purchases of capital equipment necessary for our ongoing operations.

Cash Flows Used In Financing Activities. Negative cash flows from financing activities during the first three months of fiscal 2005 and fiscal 2004 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. In May 2004, we renegotiated, extended and expanded our accounts receivable credit facilities with Silicon Valley Bank for an additional year, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. At June 30, 2004, $1.0 million of the accounts receivable facility had been utilized and a remaining secured term loan balance of $1.8 million was outstanding. Interest is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both the accounts receivable and term loan facilities. The revolving credit facility expires in May 2005. The following financial covenants apply to the extended Silicon Valley Bank credit facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005, net income of at least $1.00 in the remaining three quarters of fiscal 2005; minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants at June 30, 2004.

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

The quarterly dividends for the Series A Preferred Stock commenced in September 2002. On June 1, 2004 (the “Valuation Date”), at the election of the Series A Preferred stockholders, we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to our Series A Preferred stockholders. During the three months ended June 30, 2004, we also paid $73,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of June 30, 2004.

Contractual Commitments. As of June 30, 2004, we have operating leases of our facility and certain property and equipment that expire at various times through fiscal years 2005 and 2006. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During the three months ended June 30, 2004, we recorded rent expenses related to these arrangements of $150,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years
Redeemable convertible preferred stock (1)	$1,746	$582	$1,164	$—
Notes payable	2,750	1,875	875	—
Capital lease obligations	37	37	—	—
Operating leases (gross)	664	493	171	—

Total commitments	$5,197	$2,987	$2,210	$—

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes occurring is uncertain. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not be redeemed.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing the business to achieve positive cash flows utilizing existing assets. We have substantial commitments as a result of the sale of shares of redeemable, convertible preferred stock, and we also extended our credit facilities under our arrangements with Silicon Valley Bank. During fiscal 2004, we reduced ongoing operating expenses by reducing purchases of other goods and services and by making workforce reductions, and although we generated positive operating cash flow for fiscal 2004, there is no assurance that we can continue to do so. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2005.

Our long-term liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures. We may not be able to maintain our current market share, or continue to expand our business, without investing in our operations, technology, or product and service offerings. In order to do so, we may need to raise additional funds through public or private financings or other sources to fund our operations. However, our common stock is not listed on an exchange or the Nasdaq National Market, and until it is listed it will be difficult for us to make sales of our equity stock. In addition, the terms of our preferred stock may prevent us from issuing additional shares of preferred stock on terms that investors would require in order to invest in our preferred stock. The necessity of raising additional funds could require us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness. As a result, we may not be able to obtain additional funds on commercially reasonable terms, or at all. In addition, beginning in June 2007, the holders of our preferred stock can force us to redeem the shares of our preferred stock, and if we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.5 million.

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

We commenced our operations in April 1995 and have incurred net losses for every fiscal year since that time. We achieved profitability in the fourth quarter of fiscal 2004. As of June 30, 2004, we had an accumulated deficit of $79.6 million. We may incur further losses as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

We have a limited amount of capital resources and we may not be able to sustain or grow our business if we cannot sustain profitability or raise additional funds on a timely basis.

We believe we have adequate cash to sustain operations through the next 12 months, and we are managing the business to achieve positive cash flows utilizing existing assets. However, even if we sustain profitability, we may not be able to generate sufficient profits to grow our business. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three months ended June 30, 2004 and fiscal 2004, software license revenue accounted for 42% and 46% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

An increase in service revenue as a percentage of total revenues, or a decrease in software revenue as a percentage of total revenues, may decrease our overall margins.

We realize lower margins on services than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be impacted. In the last three fiscal years, although services revenue has increased in absolute dollars, it has decreased as a percentage of total revenues from 65% in fiscal 2002 to 56% in fiscal 2003 and 54% in fiscal 2004. During the same time period, on an annual basis, services costs as a percentage of services revenues have increased from 68% in fiscal 2002 to 73% fiscal 2004, yet our overall gross margin has increased from 42% in fiscal 2002 to 56% in fiscal 2004, as an increasing percentage of our total revenues is attributable to software revenue.

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

We receive a substantial majority of our revenue from a limited number of customers. One customer accounted for 31% and 17% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Another customer accounted for 17% and 9% of total revenues for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, sales to our top two customers accounted for 48% and 30% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 62% and 49% of total revenue, respectively. For fiscal 2004, 2003 and 2002, sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three months ended June 30, 2004 and fiscal 2004, 2003, and 2002 were approximately 29%, 29%, 23% and 36%, respectively. We have a total of 8 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

For instance, since the beginning of fiscal 2004, the price of our common stock closed as low as $0.06 and as high as $2.50 per share. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Insiders continue to hold a majority of our stock, which may negatively affect your investment.

Entities affiliated with three of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of June 30, 2004. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

Our exposure to market risk has not changed materially from our exposure at March 31, 2004.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

We have filed, or incorporated into this Quarterly Report on Form 10-Q by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

(b) REPORTS ON FORM 8-K.

On April 27, 2004, we filed a Current Report on Form 8-K furnishing under “Item 12. Results of Operations and Financial Condition” disclosure that we issued a press release on April 27, 2004 regarding our financial results for the quarter and fiscal year ended March 31, 2004, and incorporating that press release into Item 12.

On June 1, 2004, we filed a Current Report on Form 8-K furnishing under “Item 9. Regulation FD Disclosure” disclosure that we issued a press release on June 1, 2004 announcing we had increased our credit facility with Silicon Valley Bank and providing the outlook for fiscal 2005, and incorporating that press release into Item 9.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARSIGHT CORPORATION

Date: August 12, 2004	By:	/s/ Cynthia Stephens
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