Form 10-Q
period 2004-09-30
PHARSIGHT CORP
filed 2004-11-12
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of Registrant’s common stock outstanding as of November 4, 2004: 19,103,957

PHARSIGHT CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30 2004	March 31, 2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,780	$10,027
Accounts receivable, net of allowance for doubtful accounts of $10 and $14 at September 30, 2004 and March 31, 2004, respectively	4,806	3,770
Unbilled accounts receivable	100	50
Prepaids and other current assets	672	670

Total current assets	13,358	14,517
Property and equipment, net	331	495
Other assets	226	282

Total assets	$13,915	$15,294

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$418	$407
Accrued expenses	641	522
Accrued compensation	1,424	1,589
Deferred revenue	7,170	7,987
Current portion of notes payable	1,875	1,875
Capital lease obligations	—	55

Total current liabilities	11,528	12,435
Deferred revenue, long-term portion	163	516
Notes payable, less current portion	656	1,094
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares – 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at September 30, 2004 and March 31, 2004
Issued and outstanding shares – 1,869,085 and 1,850,943 at September 30, 2004 and March 31, 2004, respectively (1,814,662 designated as Series A at September 30, 2004 and March 31, 2004 and 54,423 and 36,281 designated as Series B at September 30, 2004 and March 31, 2004, respectively), aggregate redemption and liquidation value - $7,491 at September 30, 2004 and $7,419 at March 31, 2004	6,266	6,164
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares – 1,800,000 at September 30, 2004 and March 31, 2004
Issued and outstanding shares—none at September 30, 2004 and March 31, 2004	—	—
Common stock, $0.001 par value:
Authorized shares – 120,000,000 at September 30, 2004 and March 31, 2004
Issued and outstanding shares – 19,103,957 and 19,058,453 at September 30, 2004 and March 31, 2004, respectively	19	19
Additional paid-in capital	74,488	74,784
Accumulated deficit	(79,205)	(79,718)

Total stockholders’ deficit	(4,698)	(4,915)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$13,915	$15,294

*	Derived from the Company’s audited consolidated financial statements as of March 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License and renewal	$2,261	$1,996	$4,380	$3,585
Services	2,811	2,021	5,726	4,159

Total revenues	5,072	4,017	10,106	7,744
Cost of revenues:
License and renewal	99	83	192	193
Services	1,715	1,631	3,466	3,359

Total cost of revenues	1,814	1,714	3,658	3,552

Gross margin	3,258	2,303	6,448	4,192
Operating expenses:
Research and development	716	718	1,426	1,488
Sales and marketing	924	918	2,016	2,029
General and administrative	1,131	1,113	2,385	2,376
Amortization of deferred stock compensation	—	50	—	117

Total operating expenses	2,771	2,799	5,827	6,010
Income (loss) from operations	487	(496)	621	(1,818)
Other income (expense):
Interest expense	(37)	(51)	(79)	(113)
Interest income	7	6	17	20
Other expense	(18)	(4)	(22)	(12)

Total other income (expense)	(48)	(49)	(84)	(105)
Income (loss) before income taxes	439	(545)	537	(1,923)
Provision for income taxes	(18)	(50)	(22)	(55)

Net income (loss)	421	(595)	515	(1,978)
Preferred stock dividends	(145)	(146)	(320)	(291)
Deemed dividend to preferred stockholders	—	(243)	—	(339)

Net income (loss) attributable to common stockholders	$276	$(984)	$195	$(2,608)

Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.05)	$0.01	$(0.14)

Diluted	$0.01	$(0.05)	$0.01	$(0.14)

Shares used to compute net income (loss) per share attributable to common stockholders
Basic	19,087	19,050	19,073	19,048

Diluted	20,674	19,050	20,914	19,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$515	$(1,978)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	204	643
Changes in assets and liabilities:
Accounts receivable, net	(1,036)	(739)
Unbilled accounts receivable	(50)	(72)
Prepaids and other assets	53	(113)
Accounts payable	11	241
Accrued expenses	119	(535)
Accrued compensation	(165)	(78)
Deferred revenue	(1,171)	749

Net cash used in operating activities	(1,520)	(1,882)

Cash Flows From Investing Activities:
Purchases of property and equipment	(40)	(174)

Net cash used in investing activities	(40)	(174)

Cash Flows From Financing Activities:
Principal payments on notes payable	(438)	(438)
Principal payments on capital lease obligations	(55)	(260)
Proceeds from sales of common stock	25	—
Dividends paid to preferred stockholders	(218)	(292)

Net cash used in financing activities	(686)	(990)
Effect of exchange rates on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(2,247)	(3,046)
Cash and cash equivalents at the beginning of period	10,027	10,875

Cash and cash equivalents at the end of period	$7,780	$7,829

Supplemental disclosures of non-cash investing and financing activities:
Reversal of deferred stock compensation upon cancellation of unvested options	$—	$152

Amortization of deemed dividend to preferred stockholders	$—	$339

Issuance of stock for dividend to preferred stockholders	$102	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Pharsight Corporation was incorporated in the State of California in April 1995, and we reincorporated in the State of Delaware in June 2000.

We develop and market software and provide strategic services that help pharmaceutical and biotechnology companies improve their efficiency and decision making, while reducing the costs and time requirements of their drug discovery, development, and commercialization efforts.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2005, or any other period.

Certain prior period amounts have been reclassified in greater detail to conform to the current period classification. The reclassification had no impact on our historical results of operations or financial position.

We operate in two reportable business segments: Software Products and Strategic Consulting. See Note 4.

Basis of consolidation

The condensed consolidated financial statements include the accounts of Pharsight and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

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

Revenue recognition

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and (2) services related to scientific and training consulting and software deployment.

Our revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (or “SOP 97-2”) as amended. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectibility to be probable, we defer recognition of revenue until the fee is collected.

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

We enter into arrangements consisting of one-year licenses (bundled with PCS), renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, in that they are not essential to the functionality of the delivered software, are described separately in the arrangement and are sold separately. We recognize license revenues, including license revenue from bundled PCS, on a straight line basis over the PCS term. We recognize revenues from scientific consulting services as these services are provided or upon their acceptance, if applicable. We have established vendor specific objective evidence for services, therefore we recognize revenue when services are performed or completed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out-of-pocket expenses.

We also have arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS.

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

All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted net loss attributable to common stockholders per share for those periods presented where the effect of including such shares would be antidilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$421	$(595)	$515	$(1,978)
Preferred stock dividend	(145)	(146)	(320)	(291)
Deemed dividend to preferred stockholders	—	(243)	—	(339)

Net income (loss) attributable to common stockholders	$276	$(984)	$195	$(2,608)

Weighted average common shares outstanding	19,087	19,053	19,073	19,053
Less weighted average common shares subject to repurchase	—	(3)	—	(5)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders	19,087	19,050	19,073	19,048

Dilutive effect of employee stock options and awards	1,587	—	1,841	—

Diluted weighted average common shares outstanding	20,674	19,050	20,914	19,048

Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.05)	$0.01	$(0.14)

Diluted	$0.01	$(0.05)	$0.01	$(0.14)

The number of unvested and potential common shares excluded from the calculation of net income (loss) per share applicable to common stockholders at September 30, 2004 and 2003 due to antidilution is detailed in the following table (in thousands):

	September 30,
	2004	2003
Outstanding options	2,679	3,682
Warrants	1,976	2,091
Redeemable convertible preferred stock	7,476	7,259

	12,131	13,032

Stock-based compensation

We generally grant stock options to our employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), we have elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders, as reported	$276	$(984)	$195	$(2,608)
Add back:
Stock-based employee compensation included in reported net loss	—	50	—	117
Less:
Total stock-based compensation expense determined under the fair value method for all awards	(173)	(210)	(310)	(416)

Pro forma net income (loss) attributable to common stockholders	$103	$(1,144)	$(115)	$(2,907)

Basic net income (loss) per share attributable to common stockholders
As reported	$0.01	$(0.05)	$0.01	$(0.14)

Pro forma	$0.01	$(0.06)	$(0.01)	$(0.15)

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.01	$(0.05)	$0.01	$(0.14)

Pro forma	$0.00	$(0.06)	$(0.01)	$(0.15)

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

	Options				ESPP
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	3.38	3.00	3.79	3.74	0.50	—	0.50	—
Expected stock price volatility	198.0%	215.0%	183.0%	210.0%	86.0%	—	86.0%	—
Risk-free interest rate	3.14%	2.50%	3.30%	1.70%	1.00%	—	1.00%	—

In conjunction with the transfer of our securities from the Nasdaq National Market to the Over-The-Counter Bulletin Board system and in accordance with the terms of the Employee Stock Purchase Plan, we suspended new offerings under the Employee Stock Purchase Plan from January 2003 until February 2004, at which time the shares could be issued pursuant to a permit under applicable state laws.

The following table shows the amount of amortization of deferred stock compensation excluded from cost of revenues and certain operating expenses in the Statements of Operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
License and renewal	$—	$6	$—	$16
Services	—	1	—	2
Research and development	—	3	—	9
Sales and marketing	—	21	—	52
General and administrative	—	19	—	38

	$—	$50	$—	$117

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. The unrealized gains and losses and foreign currency translation adjustments are not material for the periods presented, and consequently, net income approximates comprehensive income.

Concentrations of credit risk

We receive a substantial majority of our revenue from a limited number of customers. For the three and six months ended September 30, 2004, sales to our top two customers accounted for 40% and 44% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 60% and 59% of total revenue, respectively. For the three and six months ended September 30, 2003, sales to our top two customers accounted for 25% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 46% and 47% of total revenue, respectively. For fiscal 2004, 2003 and 2002, sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. One customer accounted for 27% and 17% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Another customer accounted for 13% and 8% of total revenues for the three months ended September 30, 2004 and 2003, respectively.

Two customers comprised 31% and 15% of accounts receivable at September 30, 2004. Four customers comprised 22%, 20%, 14% and 14% of accounts receivable at March 31, 2004.

2. NOTES PAYABLE

In May 2004, we renegotiated, extended and expanded our accounts receivable credit facilities with Silicon Valley Bank for an additional year, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. At September 30, 2004, $1.0 million of the accounts receivable facility had been utilized and a remaining secured term loan balance of

$1.5 million was outstanding. Interest is accrued at 0.5% above prime and is payable monthly from the date of borrowing. The revolving credit facility expires in May 2005. Certain of our assets, excluding intellectual property, secure both the accounts receivable and term loan facilities. The following financial covenants apply to the extended Silicon Valley Bank credit facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005, net income of at least $1.00 in the remaining three quarters of fiscal 2005; minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt, but not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants at September 30, 2004.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

On June 1, 2004, (the “Valuation Date”), we issued a dividend in the form of 18,142 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) to our Series A Preferred shareholders, at the election of the Series A Preferred shareholders. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (We refer the reader to the discussion of the Preferred Stock Financing in Note 8 – Preferred Stock, in the Notes to Financial Statements contained in Item 8 of our Annual Report on Form 10-K, filed on June 15, 2004.)

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

4. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States. Not all assets are allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

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

Summarized financial information on our reportable segments is shown in the following table (in thousands):

	Three Months Ended September 30,
	2004				2003
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$2,261	$—	$—	$2,261	$1,996	$—	$—	$1,996
Services	247	2,564	—	2,811	184	1,837	—	2,021

Total revenues	2,508	2,564	—	5,072	2,180	1,837	—	4,017
Gross margin	2,069	1,189	—	3,258	1,715	588	—	2,303
Income (loss) from operations	251	236	—	487	(129)	(311)	(56)	(496)

	Six Months Ended September 30,
	2004				2003
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$4,380	$—	$—	$4,380	$3,585	$—	$—	$3,585
Services	776	4,950	—	5,726	376	3,783	—	4,159

Total revenues	5,156	4,950	—	10,106	3,961	3,783	—	7,744
Gross margin	4,310	2,138	—	6,448	3,017	1,175	—	4,192
Income (loss) from operations	502	119	—	621	(825)	(821)	(172)	(1,818)

Corporate and reconciling amounts include adjustments to state operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. There were no reconciling items to income (loss) from operations in the three or six months ended September 30, 2004. Corporate and reconciling items for income (loss) from operations include unallocated general and administrative expenses of $6,000 and $55,000 and amortization of deferred stock compensation of $50,000 and $117,000 in the three and six months ended September 30, 2003, respectively. There were no inter-segment revenues for the periods shown above.

Reconciliation of income (loss) from operations to income (loss) before provision for income taxes (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Income (loss) from operations	$487	$(496)	$621	$(1,818)
Interest expense	(37)	(51)	(79)	(113)
Interest income	7	6	17	20
Other expense	(18)	(4)	(22)	(12)

Income (loss) before provision for income taxes	$439	$(545)	$537	$(1,923)

5. CONTINGENCIES AND GUARANTEES

Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against us, would not have a material adverse effect on our financial position, result of operations, or cash flows.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with our customers, under which we may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by our software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of September 30, 2004 or March 31, 2004.

7. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Arthur Reidel, Chairman of our Board of Directors, is also a Venture Partner of Lightspeed Venture Partners. Lightspeed Venture Partners is the venture group of The Weiss, Peck & Greer Entities, which in the aggregate hold 1,223,242 shares of common stock, representing approximately 6% of our outstanding shares as of September 30, 2004.

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

The use of our software and methodology is on the leading edge of the traditional drug-development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our analysis software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in the number of contracts with our customers, and the increase in our average contract values over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. We believe that this trend demonstrates a potential for long-term increased revenue growth, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

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

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $79.2 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

Although we achieved positive operating cash flow in the fourth quarter of fiscal 2004, we experienced negative cash flow in the first two quarters of fiscal 2005. Based on our forecasts, we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months. Our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In the three and six months ended September 30, 2004, we generated 49.4% and 51.0% of our total revenues, or $2.5 million and $5.2 million, respectively, from software licenses, renewal fees and deployment services in our Software Products segment, compared to 54.3% and 51.1% of total revenues, or $2.2 million and $4.0 million, in the three and six months ended September 30, 2003, respectively. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon the timing of completion of large software installations and related revenue recognition. Unanticipated delays in deployment schedules may have significant impact on the timing of revenue recognition and may have a corresponding significant impact to our net income in that quarter.

We generate a significant portion of our revenue from a limited number of clients. We expect that a significant portion of our revenue will continue to depend on sales to a small number of clients. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may reduce the number of our existing and potential clients. The loss of one of our large clients could hurt our business and prevent us from sustaining profitability.

Our clients may also expand their internal drug development organizations to include functions and individuals that might perform services similar to those performed by our strategic consulting group. As a result, our consulting business could have difficulty sustaining its current levels of revenues, or increasing its revenues in the future. Similarly, our clients may develop their own competing software solutions, or may choose to purchase similar products from third parties other than Pharsight. This could hurt our business and prevent us from increasing or sustaining our software revenues.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policy that currently affects our financial condition and results of operations is revenue recognition. We believe that this accounting policy is critical to fully understand and evaluate our reported financial results.

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

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, we recognize revenue on sales to such customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment. In this regard, management considers the geographical domicile and the financial viability of the customer in assessing a customer’s ability to pay.

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

Additionally, for fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved or upon acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts. The complexity of the estimation process and the issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Related Party Transactions

Arthur Reidel, Chairman of our Board of Directors, is also a Venture Partner of Lightspeed Venture Partners. Lightspeed Venture Partners is the venture group of The Weiss, Peck & Greer Entities, which in the aggregate hold 1,223,242 shares of common stock, representing approximately 6% of our outstanding shares as of September 30, 2004.

Results of Operations

The following tables and discussion sets forth, for the periods given, selected consolidated financial data as a percentage of our revenue and the percentage of period-over-period change represented by the line items in our consolidated condensed statements of operations. The tables and the discussion below should be read in connection with the condensed consolidated financial statements and the notes thereto which appear elsewhere in this report, as well as with our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. All percentage calculations set forth in this section have been made using figures presented in the condensed consolidated financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

Comparison of Three Months Ended September 30, 2004 and 2003

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Total Revenues:
License and renewal	$2,261	$1,996	13%	45%	50%
Services	2,811	2,021	39%	55%	50%

Total revenues:	$5,072	$4,017	26%	100%	100%

Software Products Revenues
License and renewal	$2,261	$1,996	13%	45%	50%
Services	247	184	34%	5%	5%

Total software products revenues:	$2,508	$2,180	15%	50%	55%

Strategic Consulting Revenues	$2,564	$1,837	40%	50%	45%

Comparison of Six Months Ended September 30, 2004 and 2003

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Six Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Total Revenues:
License and renewal	$4,380	$3,585	22%	43%	46%
Services	5,726	4,159	38%	57%	54%

Total revenues:	$10,106	$7,744	31%	100%	100%

Software Products Revenues
License and renewal	$4,380	$3,585	22%	43%	46%
Services	776	376	106%	8%	5%

Total software products revenues:	$5,156	$3,961	30%	51%	51%

Strategic Consulting Revenues	$4,950	$3,783	31%	49%	49%

Total revenues

Total revenues increased in the first quarter of fiscal 2005 due to an increase in both new and renewal software license revenues, software deployment services, and strategic consulting services.

Software products revenues

License and renewal revenues. For the three months ended September 30, 2004, desktop software products revenues increased to $2.3 million from $2.0 million in the same period in fiscal 2004, primarily as a result of an increase in our installed base. For the six months ended September 30, 2004, desktop software products revenues increased to $4.4 million from $3.6 million in the same period in fiscal 2004, primarily as a result of an increase in our installed base. PKS software products revenues decreased to $599,000 and $1.0 million for the three and six months ended September 30, 2004, respectively, from $698,000 and $1.1 million, compared to the same period in fiscal 2004, respectively, largely as a result of a decrease in average PKS contract size. DMX software revenues were $175,000 and $350,000 in the three and six months ended September 30, 2004. DMX was introduced in the second quarter of fiscal 2004, and therefore did not contribute to revenues in the three and six months ended September 30, 2003.

Services revenues. Software services revenues were $247,000 and $776,000 for the three and six months ended September 30, 2004, compared to $184,000 and $376,000 in the same periods in fiscal 2004. The increase in absolute dollars and as a percentage of total revenues in software services revenue in the first half of fiscal 2005 was largely driven by services revenues associated with our DMX software product in the first quarter of fiscal 2005, which had not yet been introduced in the comparable period of fiscal 2004, and an increase in deployment services on our PKS products due to timing of software implementation.

Strategic consulting revenues

Strategic consulting services revenues were $2.6 million and $5.0 million in the three and six months ended September 30, 2004, compared to $1.8 million and $3.8 million in the same periods in fiscal 2004. The increase in strategic consulting services revenue in the first half of fiscal 2005 compared to the same period in fiscal 2004 was driven by an increase in the average size of our consulting contracts as well as in increase in capacity with stable utilization rates.

Cost of revenues and operating expenses

The amounts discussed below for costs of license and renewal revenues, cost of services revenues, research and development, sales and marketing, and general and administrative expenses exclude amortization of deferred stock-based compensation.

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Cost of Revenues:
License and renewal	$99	$83	19%	2%	2%
Services	1,715	1,631	5%	34%	41%

Total cost of revenues:	$1,814	$1,714	6%	36%	43%

Cost of Software Products Revenues:
License and renewal	$99	$83	19%	2%	2%
Services	340	382	(11)%	7%	10%

Total software products	$439	$465	(6)%	9%	12%

Cost of Strategic Consulting Revenues:	$1,375	$1,249	10%	27%	31%

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Six Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Cost of Revenues:
License and renewal	$192	193	(1)%	2%	3%
Services	3,466	3,359	3%	34%	43%

Total cost of revenues:	$3,658	$3,552	3%	36%	46%

Cost of Software Products Revenues:
License and renewal	$192	$193	(1)%	2%	3%
Services	654	751	(13)%	6%	9%

Total software products	$846	$944	(10)%	8%	12%

Cost of Strategic Consulting Revenues:	$2,812	$2,608	8%	28%	34%

Total cost of revenues

Total cost of revenues in absolute dollars increased in the three and six months ended September 30, 2004 as compared to the same periods in fiscal 2004 due to an increase in revenue. The decrease as a percentage of revenues in the three and six months ended September 30, 2004 reflects lower per unit royalty costs on our software products, and increased efficiencies in the services organizations of our software products and strategic consulting groups.

Software products

Cost of license and renewal revenues. Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $99,000 and $192,000 for the three and six months ended September 30, 2004, respectively, compared to $83,000 and $193,000 in the same periods in fiscal 2004. The increase in cost of license and renewal revenues in the second quarter of fiscal 2005 in absolute dollars is due to the increase in revenue. Cost of license and renewal revenues as a percentage of revenues during the second quarter of fiscal 2005 has remained consistent.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $340,000 and $654,000 for the three and six months ended September 30, 2004, respectively, compared to $382,000 and $751,000 in the same periods in fiscal 2004. Cost of services revenue in the first half of fiscal 2005 decreased in absolute dollars and as a percentage of revenue primarily due to redeployment of resources to research and development activities. The reduction in cost of services revenues as a percentage of revenues was related to increased efficiencies in the software deployment organization in fiscal 2005. In the first half of fiscal 2004, the software deployment organization was newly-established and had not yet become fully operational.

Strategic consulting

Cost of services for our strategic consulting segment consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.4 million and $2.8 million for the three and six months ended September 30, 2004, compared to $1.2 million and $2.6 million in the same periods of fiscal 2004. The increase in cost of services for our strategic consulting segment in absolute dollars in the three and six months ended September 30, 2004, was primarily attributable to increased headcount and payroll-related costs. The decrease as a percentage of revenues in the three and six months ended September 30, 2004, was related to increased efficiencies in our strategic consulting organization.

Research and development

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Research and development expense:
Software products	$717	$718	0%	14%	18%
Strategic consulting	—	—	0%	0%	0%

Total	$717	$718	0%	14%	18%

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Six Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Research and development expense:
Software products	$1,426	$1,488	(4)%	14%	19%
Strategic consulting	—	—	0%	0%	0%

Total	$1,426	$1,488	(4)%	14%	19%

Software products

The decrease in research and development expenses in absolute dollars and as a percentage of revenue for the six months ended September 30, 2004, as compared to the same periods in fiscal 2004 was primarily related to a reduction of $46,000 in depreciation costs and $12,000 in software maintenance fees.

Strategic consulting

The strategic consulting group does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Sales and marketing expense:
Software products	$561	$525	7%	11%	13%
Strategic consulting	363	393	(8)%	7%	10%

Total	$924	$918	1%	18%	23%

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Six Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
Sales and marketing expense:
Software products	$1,190	$1,173	1%	12%	15%
Strategic consulting	826	856	(4)%	8%	11%

Total	$2,016	$2,029	(1)%	20%	26%

Total sales and marketing expense

Sales and marketing expenses in the three and six months ended September 30, 2004 did not change significantly in absolute dollars from the same periods in fiscal 2004 but decreased as a percentage of revenues as a result of our ongoing cost containment efforts while revenues have increased. The software products and strategic consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segments’ revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products

The increase in sales and marketing expense in absolute dollars in the three and six months ended September 30, 2004, as compared to the same periods in fiscal 2004 was primarily the result of increased software sales headcount and related payroll costs, partially offset by a reduction in allocated sales and marketing costs resulting from a lower relative percentage of software products revenues to total revenues. The decrease in sales and marketing expenses in as a percentage of revenue for the three and six months ended September 30, 2004, as compared to the same periods in fiscal 2004, was related to ongoing cost containment efforts while revenues have increased.

Strategic consulting

The decrease in sales and marketing expense in absolute dollars and as a percentage of revenues in the three and six months ended September 30, 2004, as compared to the same periods in fiscal 2004, was primarily the result of our ongoing cost containment efforts while revenues have increased, partially offset by an increase in the allocation of shared sales and marketing expenses to the strategic consulting segment, as the strategic consulting segment contributed a relatively larger percentage of total revenues.

General and administrative

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
General and administrative expense:
Software products	$540	$601	(10)%	11%	15%
Strategic consulting	590	506	17%	11%	13%
Corporate	—	6	(100)%	0%	0%

Total	$1,130	$1,113	2%	22%	28%

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Six Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2004	2003		2004	2003
General and administrative expense:
Software products	$1,192	$1,181	1%	12%	15%
Strategic consulting	1,193	1,140	5%	12%	15%
Corporate	—	55	(100)%	0%	1%

Total	$2,385	$2,376	0%	24%	31%

Total general and administrative expense

General and administrative expenses in absolute dollars did not change significantly during the three and six months ended September 30, 2004, as compared to the same periods in fiscal 2004, but decreased as a percentage of revenues compared to the same periods in fiscal 2004 as a result of our ongoing cost containment efforts while revenues have increased. General and administrative expenses not specifically associated with corporate initiatives are allocated based on each segments’ revenue as a relative percentage of total revenues. In the three and six months ended September 30, 2003, $6,000 and $56,000 of general and administrative expenses were not allocated to the segments, respectively.

Software products

The decrease in general and administrative expense in absolute dollars in the three months ended September 30, 2004 was primarily the result of a decrease in the allocation of general and administrative costs to the software products segment as the result of a lower relative percentage of software products revenues to total revenues. The decrease in general and administrative expenses as a percentage of revenue for the three months ended September 30, 2004 was related to ongoing cost containment efforts while revenues have increased.

Strategic consulting

The increase in general and administrative expense in absolute dollars in the three and six months ended September 30, 2004 was primarily the result of an increase in the allocation of general and administrative expenses to the strategic consulting segment, as the strategic consulting segment contributed a relatively larger percentage of total revenues. The decrease in general and administrative expense as a percentage of revenue for the three and six months ended September 30, 2004 was related to ongoing cost containment efforts while revenues have increased.

Amortization of deferred stock compensation

The deferred stock compensation expenses recorded in each fiscal 2004 period represent the relative amortization of the difference between the exercise price of certain stock options granted prior to our initial public offering in August 2000 and the then deemed fair value of our common stock, recognized using the graded method over the vesting period of the stock options. As of March 31, 2004, all deferred stock compensation was fully amortized, therefore, there was no amortization of deferred stock compensation in the first half of fiscal 2005.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	September 30, 2004	% Change	March 31, 2004
Cash and cash equivalents	$7,780	(22)%	$10,027

Working capital	$1,830	(12)%	$2,082

	Six Months Ended September 30,
	2004	% Change	2003
Cash used in operating activities	$(1,520)	19%	$(1,882)

Cash used in investing activities	$(40)	77%	$(174)

Cash used in financing activities	$(686)	31%	$(990)

Cash and Cash Equivalents. As of September 30, 2004, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in the six months ended September 30, 2004 was primarily due to $1.5 million of cash used in operating activities and $686,000 used in financing activities. The largest uses of cash from operating activities were an increase in accounts receivable, due to the timing of billings, and decrease in accrued liabilities, due to the timing of payments, and deferred revenue. Our working capital, defined as current assets less current liabilities, decreased primarily due to a combination of cash used to fund operations, repayments against our credit facilities and payments of dividends to our preferred stockholders.

Cash Flows Used in Operating Activities. Cash flows used in operating activities decreased in the first half of fiscal 2005 as compared to the comparable period of fiscal 2004 primarily due to the net income in the first half of fiscal 2005 compared to the net loss in the first half of fiscal 2004. In addition, deferred product revenue decreased by $1.3 million as we recognized deferred software and license revenue, which was only partially offset by an increase of $131,000 in deferred services revenue.

Cash Flows Used in Investing Activities. Cash flows used in investing activities in the first half of fiscal 2005 and 2004 relate to purchases of capital equipment necessary for our ongoing operations.

Cash Flows Used in Financing Activities. Cash flows used in financing activities during the first half of fiscal 2005 and fiscal 2004 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. In May 2004, we renegotiated, extended and expanded our accounts receivable credit facilities with Silicon Valley Bank for an additional year, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. At September 30, 2004, $1.0 million of the accounts receivable facility had been utilized and a remaining secured term loan balance of $1.5 million was outstanding. Interest is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both the accounts receivable and term loan facilities. The revolving credit facility expires in May 2005. The following financial covenants apply to the extended Silicon Valley Bank credit facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005, net income of at least $1.00 in the remaining three quarters of fiscal 2005; minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants at September 30, 2004.

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

The quarterly dividends for the Series A Preferred Stock commenced in September 2002. On June 1, 2004 (the “Valuation Date”), at the election of the Series A Preferred stockholders, we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to our Series A Preferred stockholders. During the three months ended September 30, 2004, we also paid $145,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of September 30, 2004.

Contractual Commitments. As of September 30, 2004, we have operating leases for our facilities and certain property and equipment that expire at various times through fiscal years 2005 and 2006. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During the three and six months ended September 30, 2004, we recorded rent expenses related to these arrangements of $150,000 and $300,000, respectively.

The following is a summary of our contractual cash commitments associated with our debt and lease obligations as of September 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years
Redeemable convertible preferred stock (1)	$1,600	$582	$1,018
Notes payable	2,531	1,875	656
Operating leases (gross)	544	498	46

Total commitments	$4,675	$2,955	$1,720

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes occurring is uncertain. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not be redeemed.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing our business to achieve positive cash flows utilizing existing assets. We have substantial commitments as a result of the sale of shares of redeemable, convertible preferred stock, and we also extended our credit facilities under our arrangements with Silicon Valley Bank. During fiscal

2004, we reduced ongoing operating expenses by reducing purchases of other goods and services and by making workforce reductions, and although we generated positive operating cash flow for fiscal 2004, there is no assurance that we can continue to do so. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2005.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion, in addition to the other information contained in this Quarterly Report on Form 10-Q, identifies risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment. This section should be read in conjunction with our consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Items That Affect Our Future Operations

We have had a history of losses, have only recently achieved profitability, and we may not be able to generate sufficient revenues to sustain profitability.

We commenced our operations in April 1995 and have incurred net losses for every fiscal year since that time. We achieved profitability in the fourth quarter of fiscal 2004. As of September 30, 2004, we had an accumulated deficit of $79.2 million. We may incur further losses as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

We have a limited amount of capital resources and we may not be able to sustain or grow our business if we cannot sustain profitability or raise additional funds on a timely basis.

We believe we have adequate cash to sustain operations through the next 12 months, and we are managing our business to achieve positive cash flows utilizing existing assets. However, even if we sustain profitability, we may not be able to generate sufficient profits to grow our business. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three and six months ended September 30, 2004 and for fiscal 2004, software license revenue accounted for 45%, 43%, and 46% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

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

We receive a substantial majority of our revenue from a limited number of customers. One customer accounted for 27% and 17% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Another customer accounted for 13% and 8% of total revenues for the three months ended September 30, 2004 and 2003, respectively. For the three and six months ended September 30, 2004, sales to our top two customers accounted for 40% and 44% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 60% and 59% of total revenue, respectively. For the three and six months ended September 30, 2003, sales to our top two customers accounted for 25% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 46% and 47% of total revenue, respectively. For fiscal 2004, 2003 and 2002, sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, scientific, managerial, sales and marketing personnel. We currently have limited personnel and other resources to staff and complete consulting and software deployment projects. In addition, as we grow our business, we expect an increase in the number of complex projects and large deployments of our products and services, which require a significant amount of personnel for extended periods of time. In particular, there is a limited supply of modeling and simulation personnel worldwide, and competition for these personnel from numerous companies and academic institutions may limit our ability to hire these persons. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required scientific or industry-specific expertise. Staffing projects and deploying our products and services will become more difficult as our operations and customers become more geographically diverse. If we are not able to adequately staff and complete our projects, we may lose customers and our reputation may be harmed. Any difficulties we may have in completing customer projects may impair our ability to grow our business.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three and six months ended September 30, 2004 and for fiscal 2004, 2003, and 2002 were approximately 24%, 24%, 29%, 23% and 36%, respectively. We have a total of 9 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Consolidation in the pharmaceutical industry could cause disruptions of our customer relationships, interfere with our ability to enter into new customer relationships and have a negative impact on our revenues.

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

As of November 1, 2004, entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On June 1, 2004, at the election of the Series A Preferred stockholders, we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to Series A Preferred stockholders. See Part I, Item 2, “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Liquidity and Sources of Capital – Preferred Stock Financing.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on August 12, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the Company’s stockholders voted on the following three proposals:

(1) Proposal to elect eight (8) directors to hold office until the 2005 Annual Meeting of Stockholders, all of which were elected at the meeting:

DIRECTOR	FOR	AGAINST	ABSTAINING	BROKER NON-VOTE
Steven D. Brooks	22,367,413	—	585,515	N/A
Philippe O. Chambon	22,914,653	—	38,275	N/A
Robert B. Chess	22,916,664	—	36,264	N/A
Douglas E. Kelly	22,915,724	—	37,204	N/A
Dean O. Morton	22,922,834	—	30,094	N/A
Shawn M. O’Connor	22,918,483	—	34,445	N/A
Arthur H. Reidel	22,278,172	—	674,756	N/A
W. Ferrell Sanders	22,922,934	—	29,994	N/A

(2) Proposal to amend Pharsight’s Amended and Restated 2000 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares and the material terms of the Plan for purposes of Section 162(m) of the Internal Revenue Code.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTE
18,361,903	897,242	41,300	N/A

(3) Proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending March 31, 2005.

FOR	AGAINST	ABSTAINING	BROKER NON-VOTE
22,899,639	7,049	46,240	N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

PHARSIGHT CORPORATION

Date: November 12, 2004	By:	/s/ Cynthia Stephens
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