Form 10-Q
period 2004-12-31
PHARSIGHT CORP
filed 2005-02-14
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

The number of shares of Registrant’s common stock outstanding as of February 8, 2005: 19,186,961

PHARSIGHT CORPORATION

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31 2004	March 31, 2004*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,766	$10,027
Accounts receivable, net of allowance for doubtful accounts of $71 and $14 at December 31, 2004 and March 31, 2004, respectively	6,393	3,770
Unbilled accounts receivable	—	50
Prepaids and other current assets	566	670

Total current assets	15,725	14,517
Property and equipment, net	565	495
Other assets	294	282

Total assets	$16,584	$15,294

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$674	$407
Accrued expenses	1,008	522
Accrued compensation	1,663	1,589
Deferred revenue	7,954	7,987
Current portion of notes payable	1,875	1,875
Capital lease obligations	—	55

Total current liabilities	13,174	12,435
Deferred revenue, long-term portion	144	516
Notes payable, less current portion	438	1,094
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares – 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at December 31, 2004 and March 31, 2004
Issued and outstanding shares – 1,869,085 and 1,850,943 at December 31, 2004 and March 31, 2004, respectively (1,814,662 designated as Series A at December 31, 2004 and March 31, 2004 and 54,423 and 36,281 designated as Series B at December 31, 2004 and March 31, 2004, respectively), aggregate redemption and liquidation value - $7,491 at December 31, 2004 and $7,419 at March 31, 2004	6,266	6,164
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares – 1,800,000 at December 31, 2004 and March 31, 2004
Issued and outstanding shares - none at December 31, 2004 and March 31, 2004	—	—
Common stock, $0.001 par value:
Authorized shares – 120,000,000 at December 31, 2004 and March 31, 2004
Issued and outstanding shares – 19,134,457 and 19,058,453 at December 31, 2004 and March 31, 2004, respectively	19	19
Additional paid-in capital	74,352	74,784
Accumulated other comprehensive loss	(17)	—
Accumulated deficit	(77,792)	(79,718)

Stockholders’ deficit	(3,438)	(4,915)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$16,584	$15,294

*	Derived from the Company’s audited consolidated financial statements as of March 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
License and renewal	$3,571	$1,899	$7,951	$5,484
Services	2,891	2,684	8,617	6,843

Total revenues	6,462	4,583	16,568	12,327
Cost of revenues:
License and renewal	103	117	295	310
Services	1,845	1,967	5,311	5,325

Total cost of revenues	1,948	2,084	5,606	5,635

Gross margin	4,514	2,499	10,962	6,692
Operating expenses:
Research and development	750	680	2,176	2,168
Sales and marketing	1,067	977	3,083	3,007
General and administrative	1,207	1,072	3,592	3,448
Amortization of deferred stock compensation	—	42	—	159

Total operating expenses	3,024	2,771	8,851	8,782
Income (loss) from operations	1,490	(272)	2,111	(2,090)
Other income (expense):
Interest expense	(36)	(47)	(115)	(160)
Interest income	10	6	27	31
Other expense	(7)	—	(29)	(17)

Total other income (expense)	(33)	(41)	(117)	(146)
Income (loss) before income taxes	1,457	(313)	1,994	(2,236)
Provision for income taxes	(46)	(14)	(68)	(69)

Net income (loss)	1,411	(327)	1,926	(2,305)
Preferred stock dividends	(145)	(145)	(465)	(436)
Deemed dividend to preferred stockholders	—	—	—	(339)

Net income (loss) attributable to common stockholders	$1,266	$(472)	$1,461	$(3,080)

Earnings per share attributable to common stockholders
Basic	$0.07	$(0.02)	$0.08	$(0.16)

Diluted	$0.05	$(0.02)	$0.07	$(0.16)

Shares used to compute earnings per share attributable to common stockholders
Basic	19,117	19,052	19,088	19,049

Diluted	28,195	19,052	28,282	19,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$1,926	$(2,305)
Adjustments to reconcile net income (loss) to operating activities:
Depreciation and amortization	273	919
Changes in assets and liabilities:
Accounts receivable, net	(2,623)	(3,497)
Unbilled accounts receivable	50	77
Prepaids and other assets	92	(37)
Accounts payable	267	(219)
Accrued expenses	486	(562)
Accrued compensation	74	333
Deferred revenue	(405)	4,434

Net cash provided by (used in) operating activities	140	(857)

Cash Flows From Investing Activities:
Purchases of property and equipment	(340)	(188)

Net cash used in investing activities	(340)	(188)

Cash Flows From Financing Activities:
Principal payments on notes payable	(656)	(656)
Principal payments on capital lease obligations	(55)	(277)
Proceeds from sales of common stock	35	—
Dividends paid in cash to preferred stockholders	(363)	(436)

Net cash used in financing activities	(1,039)	(1,369)
Effect of exchange rates on cash and cash equivalents	(22)	—

Net decrease in cash and cash equivalents	(1,261)	(2,414)
Cash and cash equivalents at the beginning of period	10,027	10,875

Cash and cash equivalents at the end of period	$8,766	$8,461

Supplemental disclosures of non-cash investing and financing activities:
Reversal of deferred stock compensation upon cancellation of unvested options	$—	$154

Amortization of deemed dividend to preferred stockholders	$—	$339

Dividends paid in stock to preferred stockholders	$102	$—

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

We develop and market software and provide strategic consulting services that help pharmaceutical and biotechnology companies improve their efficiency and decision making, while reducing the costs and time requirements of their drug discovery, development, and commercialization efforts.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2005, or any other period.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

Revenue recognition

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and (2) services related to scientific and training consulting and software deployment.

Our revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (or “SOP 97-2”) as amended. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectibility to be probable, we defer recognition of revenue until the fee is collected.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$1,411	$(327)	$1,926	$(2,305)
Preferred stock dividend	(145)	(145)	(465)	(436)
Deemed dividend to preferred stockholders	—	—	—	(339)

Net income (loss) attributable to common stockholders	$1,266	$(472)	$1,461	$(3,080)

Dilutive effect of preferred stock dividends	145	—	465	—

Net income (loss) attributable to common stockholders after assumed conversions	$1,411	$(472)	$1,926	$(3,080)

Weighted average common shares outstanding	19,117	19,054	19,088	19,053
Less weighted average common shares subject to repurchase	—	(2)	—	(4)

Weighted average common shares used to compute net income (loss) per share attributable to common stockholders	19,117	19,052	19,088	19,049

Dilutive effect of employee stock options, awards and as if converted preferred stock	9,078	—	9,194	—

Diluted weighted average common shares outstanding	28,195	19,052	28,282	19,049

Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.02)	$0.08	$(0.16)

Diluted	$0.05	$(0.02)	$0.07	$(0.16)

All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted net income (loss) attributable to common stockholders per share because the exercise prices of the stock options and as if converted preferred stock were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

The number of unvested and potential common shares excluded from the calculation of net income (loss) per share applicable to common stockholders at December 31, 2004 and 2003 due to antidilution is detailed in the following table (in thousands):

	December 31,
	2004	2003
Outstanding options	2,716	3,501
Warrants	1,976	2,091
Redeemable convertible preferred stock	—	7,259

	4,692	12,851

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

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders, as reported	$1,266	$(472)	$1,461	$(3,080)
Add back:
Stock-based employee compensation included in reported net loss	—	42	—	159
Less:
Total stock-based compensation expense determined under the fair value method for all awards	(181)	(169)	(491)	(585)

Pro forma net income (loss) attributable to common stockholders	$1,085	$(599)	$970	$(3,506)

Basic net income (loss) per share attributable to common stockholders
As reported	$0.07	$(0.02)	$0.08	$(0.16)

Pro forma	$0.06	$(0.03)	$0.05	$(0.18)

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.05	$(0.02)	$0.07	$(0.16)

Pro forma	$0.04	$(0.03)	$0.03	$(0.18)

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

	Options				ESPP
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	3.26	—	3.73	3.74	—	—	0.50	—
Expected stock price volatility	206.5%	—	150.4%	210.0%	—	—	86.0%	—
Risk-free interest rate	3.25%	—	3.25%	1.70%	—	—	1.00%	—

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

The following table shows the amount of amortization of deferred stock compensation excluded from cost of revenues and certain operating expenses in the Statements of Operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
License and renewal	$—	$3	$—	$19
Services	—	1	—	3
Research and development	—	1	—	10
Sales and marketing	—	12	—	64
General and administrative	—	25	—	63

	$—	$42	$—	$159

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized holding gains or losses on available-for-sale securities and foreign currency translation adjustments. The foreign currency translation adjustments for the three and nine months ended December 31, 2004 were $1,000 and $16,000, respectively. There was no accumulated comprehensive gain (loss) at March 31, 2004.

Concentrations of credit risk

We receive a substantial majority of our revenue from a limited number of customers. For the three and nine months ended December 31, 2004, sales to our top two customers accounted for 51% and 47% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 72% and 63% of total revenue, respectively. For the three and nine months ended December 31, 2003, sales to our top two customers accounted for 28% and 26% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 54% and 48% of total revenue, respectively. For fiscal 2004, 2003 and 2002, sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. One customer accounted for 34% and 15% of total revenues for the three months ended December 31, 2004 and 2003, respectively. Another customer accounted for 17% and 13% of total revenues for the three months ended December 31, 2004 and 2003, respectively.

Two customers comprised 34% and 16% of accounts receivable at December 31, 2004. Four customers comprised 22%, 20%, 14% and 14% of accounts receivable at March 31, 2004.

Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

2. NOTES PAYABLE

In May 2004, we renegotiated, extended and expanded our accounts receivable credit facilities with Silicon Valley Bank for an additional year, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. At December 31, 2004, $1.0 million of the accounts receivable facility had been utilized and a remaining secured term loan balance of $1.3 million was outstanding. Interest is accrued at 0.5% above prime and is payable monthly from the date of borrowing. The revolving credit facility expires in May 2005. Certain of our assets, excluding intellectual property, secure both the accounts receivable and term loan facilities. The following financial covenants apply to the extended Silicon Valley Bank credit facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005, net income of at least $1.00 in the remaining three quarters of fiscal 2005; minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt, but not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants at December 31, 2004.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

On June 1, 2004, (the “Valuation Date”), we issued a dividend in the form of 18,142 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) to our Series A Preferred shareholders, at the election of the Series A Preferred shareholders. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (We refer the reader to the discussion of the Preferred Stock Financing in Note 8 – Preferred Stock, in the Notes to Financial Statements contained in Item 8 of our Annual Report on Form 10-K, filed on June 15, 2004.) During the three and nine months ended December 31, 2004, we paid cash dividends of $145,000 and $363,000 to our Series A Preferred shareholders.

The amount of the Series B Preferred dividend was determined based on the estimated per share fair value of the Series B Preferred Stock. To record the fair value of the Series B Preferred Stock, we performed a valuation based on our 5-day average stock price leading up to and including the Valuation Date. Various factors including, but not limited to, deemed time to liquidity and form of dividend payment were considered in the valuation of the Series B Preferred Stock. The estimated fair value of the Series B Preferred Stock issued on June 1, 2004 was $102,000 or $5.61 per share of Series B Preferred Stock. The equivalent as-converted common stock per-share value was $1.40, representing a premium of 7.7% over our then-current common stock price of $1.30.

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

Summarized financial information on our reportable segments is shown in the following table (in thousands):

	Three Months Ended December 31,
	2004				2003
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$3,571	$—	$—	$3,571	$1,899	$—	$—	$1,899
Services	582	2,309	—	2,891	385	2,299	—	2,684

Total revenues	4,153	2,309	—	6,462	2,284	2,299	—	4,583
Gross margin	3,597	917	—	4,514	1,575	924	—	2,499
Income (loss) from operations	1,397	187	(94)	1,490	(155)	(59)	(58)	(272)

	Nine Months Ended December 31,
	2004				2003
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$7,951	$—	$—	$7,951	$5,484	$—	$—	$5,484
Services	1,358	7,259	—	8,617	761	6,082	—	6,843

Total revenues	9,309	7,259	—	16,568	6,245	6,082	—	12,327
Gross margin	7,907	3,055	—	10,962	4,592	2,100	—	6,692
Income (loss) from operations	1,899	306	(94)	2,111	(981)	(879)	(230)	(2,090)

Corporate and reconciling amounts include adjustments to state operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. Corporate and reconciling items to income (loss) from operations include unallocated general and administrative expenses of $94,000 and $94,000 in the three and nine months ended December 31, 2004, respectively. Corporate and reconciling items to income (loss) from operations include unallocated general and administrative expenses of $16,000 and $71,000 and amortization of deferred stock compensation of $42,000 and $159,000 in the three and nine months ended December 31, 2003, respectively. There were no inter-segment revenues for the periods shown above.

Reconciliation of income (loss) from operations to income (loss) before provision for income taxes (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Income (loss) from operations	$1,490	$(272)	$2,111	$(2,090)
Interest expense	(36)	(47)	(115)	(160)
Interest income	10	6	27	31
Other expense	(7)	—	(29)	(17)

Income (loss) before provision for income taxes	$1,457	$(313)	$1,994	$(2,236)

5. CONTINGENCIES AND GUARANTEES

Contingencies

From time to time and in the ordinary course of business, we may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against us, would not have a material adverse effect on our financial position, result of operations, or cash flows.

Guarantees

From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These obligations relate to certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with our customers, under which we may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by our software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2004 or March 31, 2004.

6. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Arthur Reidel, Chairman of our Board of Directors, is also a Venture Partner of Lightspeed Venture Partners. Lightspeed Venture Partners is the venture group of The Weiss, Peck & Greer Entities, which in the aggregate hold 1,223,242 shares of common stock, representing approximately 6% of our outstanding shares as of December 31, 2004.

7. SUBSEQUENT EVENT

On January 19, 2005, we executed a new lease agreement for our office in Cary, North Carolina. The lease term is for six years commencing when we move to the new facility, which is expected to be in April 2005. Rent is approximately $13,000 for the first year and escalates every year after.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and certain other statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding anticipated operating expenses and capital expenditures, revenue growth, revenue from sales to certain customers, expansion opportunities for our products and services, and our cash position and cash flow from operations. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” in this Quarterly Report on Form 10-Q. These forward-looking statements involve risks and uncertainties that could cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Quarterly Report on Form 10-Q, and we do not intend to update any of the forward-looking statements after the date we file this Quarterly Report on Form 10-Q to conform these statements to actual results, unless required by law.

Overview

Pharsight Corporation develops and markets software and services that help pharmaceutical and biotechnology companies improve productivity and decision-making in drug development and commercialization. Our solutions combine proprietary computer-based simulation, statistical and data (PK/PD) analysis tools and data repositories with the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Our offerings, which consist of a portfolio of scientific and decision consulting services, software products and related services, help customers optimize clinical drug development processes by quantifying the risk/reward ratio of commercialization and identifying probable outcomes. By integrating scientific, clinical and business decision criteria into a dynamic, model-based methodology, we help our customers add value to their drug development programs and portfolios from the discovery phase to post-launch marketing and any point in between. We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation, advanced valuation models and competitive compound analysis, to create a continuously evolving view of our customers’ development efforts and opportunities.

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

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $77.8 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

Although we achieved positive operating cash flow in the fourth quarter of fiscal 2004 and third quarter of fiscal 2005, we experienced negative cash flow in the first two quarters of fiscal 2005. Based on our forecasts, we believe that our current cash balances are sufficient to meet our working capital needs for at least the next twelve months. Our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In the three and nine months ended December 31, 2004, we generated 64% and 56% of our total revenues, or $4.2 million and $9.3 million, respectively, from software licenses, renewal fees and deployment services in our Software Products segment, compared to 50% and 51% of total revenues, or $2.3 million and $6.2 million, in the three and nine months ended December 31, 2003, respectively. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon the timing of completion of large software installations and related revenue recognition. Unanticipated delays in deployment schedules may have significant impact on the timing of revenue recognition and may have a corresponding significant impact to our net income in that quarter.

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

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks. Our clients may, as a result, experience declines in their revenues, which may lead to reductions in their current level of spending on software solutions and strategic consulting services. This could hurt our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

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

Revenue Recognition

Judgments affecting revenue recognition. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We recognize revenue in accordance with U.S. generally accepted accounting principle rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by continuing interpretations of the rules based, in part, on industry practices, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

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

We generally do not consider revenue arrangements with extended payment terms to be fixed or determinable and, accordingly, we do not generally recognize revenue on the majority of these arrangements until the customer payments become due. The determination of whether extended payment terms are fixed or determinable requires management to exercise significant judgment, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially affect the timing of recognition of revenues. Our normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered by us to be extended payment terms.

The majority of our PKS software arrangements include software deployment services. We defer revenue for software deployment services, along with the associated license revenue, until the services are completed and accepted. If there is significant uncertainty about the project completion or receipt of payment for the professional services, we defer revenue until the uncertainty is sufficiently resolved.

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

Related Party Transactions

Arthur Reidel, Chairman of our Board of Directors, is also a Venture Partner of Lightspeed Venture Partners. Lightspeed Venture Partners is the venture group of The Weiss, Peck & Greer Entities, which in the aggregate hold 1,223,242 shares of common stock, representing approximately 6% of our outstanding shares as of December 31, 2004.

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

Comparison of Three Months Ended December 31, 2004 and 2003

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Total Revenues:
License and renewal	$3,571	$1,899	88%	55%	41%
Services	2,891	2,684	8%	45%	59%

Total revenues:	$6,462	$4,583	41%	100%	100%

Software Products Revenues
License and renewal	$3,571	$1,899	88%	55%	41%
Services	582	385	51%	9%	9%

Total software products revenues:	$4,153	$2,284	82%	64%	50%

Strategic Consulting Revenues	$2,309	$2,299	0%	36%	50%

Comparison of Nine Months Ended December 31, 2004 and 2003

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Total Revenues:
License and renewal	$7,951	$5,484	45%	48%	44%
Services	8,617	6,843	26%	52%	56%

Total revenues:	$16,568	$12,327	34%	100%	100%

Software Products Revenues
License and renewal	$7,951	$5,484	45%	48%	44%
Services	1,358	761	78%	8%	7%

Total software products revenues:	$9,309	$6,245	49%	56%	51%

Strategic Consulting Revenues	$7,259	$6,082	19%	44%	49%

Total revenues

Total revenues increased in the three months ended December 31, 2004 as compared to the same period in fiscal 2004 due to an increase in both new and renewal software licenses revenues and software deployment services. Total revenues increased in the first nine months of fiscal 2005 as compared to the same period in fiscal 2004 due to an increase in both new and renewal software license revenues, software deployment services, and strategic consulting services.

Software products revenues

License and renewal revenues. For the three months ended December 31, 2004, desktop software products revenues increased to $1.6 million from $1.4 million in the same period in fiscal 2004, primarily as a result of $0.2 million of desktop software product revenue recognized upon completion and acceptance of installation. For the nine months ended December 31, 2004, desktop software products revenues increased to $4.5 million from $3.9 million in the same period in fiscal 2004, primarily as a result of an increase in our installed base and recognition of desktop software products revenue previously deferred.

PKS software products revenues increased to $1.8 million and $2.9 million for the three and nine months ended December 31, 2004, respectively, from $530,000 and $1.6 million, compared to the same period in fiscal 2004, respectively. This increase was due to $1.1 million in recognition of PKS license revenue in the third quarter of fiscal 2005 due to completion and acceptance of installation. The completion of this core implementation, which began approximately one year ago, allowed us to recognize associated revenues that contributed significantly to our revenue and gross margin growth during the third quarter of fiscal 2005. For the nine months ended December 31, 2004, the increase in revenue is also attributable to the installation and acceptance of several large PKS contracts.

DMX software revenues were $168,000 and $518,000 in the three and nine months ended December 31, 2004. DMX was introduced in the second quarter of fiscal 2004, and therefore did not contribute to revenues in the three and nine months ended December 30, 2003.

Services revenues. Software services revenues were $582,000 and $1.4 million for the three and nine months ended December 31, 2004, compared to $385,000 and $761,000 in the same periods in fiscal 2004. The increase in software services revenue in the first nine months of fiscal 2005 was largely driven by services revenues associated with deployment services on our PKS products due to timing of software implementation during the third quarter of fiscal 2005.

Strategic consulting revenues

Strategic consulting services revenues were $2.3 million and $7.3 million in the three and nine months ended December 31, 2004, compared to $2.3 million and $6.1 million in the same periods in fiscal 2004. The increase in strategic consulting services revenue in the first nine months of fiscal 2005 compared to the same period in fiscal 2004 was driven by an increase in the average size of our consulting contracts as well as in increase in headcount.

Cost of revenues and operating expenses

The amounts discussed below for costs of license and renewal revenues, cost of services revenues, research and development, sales and marketing, and general and administrative expenses exclude amortization of deferred stock-based compensation.

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Cost of Revenues:
License and renewal	$103	$117	(12)%	2%	2%
Services	1,845	1,967	(6)%	28%	43%

Total cost of revenues:	$1,948	$2,084	(7)%	30%	45%

Cost of Software Products Revenues:
License and renewal	$103	$117	(12)%	2%	2%
Services	453	592	(23)%	6%	13%

Total software products	$556	$709	(22)%	8%	15%

Cost of Strategic Consulting Revenues:	$1,392	$1,375	1%	22%	30%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Cost of Revenues:
License and renewal	$295	$310	(5)%	2%	3%
Services	5,311	5,325	0%	32%	43%

Total cost of revenues:	$5,606	$5,635	(1)%	34%	46%

Cost of Software Products Revenues:
License and renewal	$295	$310	(5)%	2%	3%
Services	1,107	1,343	(18)%	7%	11%

Total software products	$1,402	$1,653	(15)%	9%	14%

Cost of Strategic Consulting Revenues:	$4,204	$3,982	6%	25%	32%

Total cost of revenues

Total cost of revenues in absolute dollars decreased in the three and nine months ended December 31, 2004 as compared to the same periods in fiscal 2004 due to increased efficiencies related to travel expenses, bonuses, and allocation of common costs related to facilities and overhead costs. The decrease as a percentage of revenues in the three and nine months ended December 31, 2004 reflects the increase in mix of software license revenues as a percentage of total revenues, which carries a higher gross margin.

Software products

Cost of license and renewal revenues. Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $103,000 and $295,000 for the three and nine months ended December 31, 2004, respectively, compared to $117,000 and $310,000 in the same periods in fiscal 2004. The decrease in cost of license and renewal revenues in the third quarter of fiscal 2005 in absolute dollars is due a one-time purchase of intellectual property during the third quarter of fiscal 2004. Cost of license and renewal revenues as a percentage of revenues during the third quarter of fiscal 2005 has remained relatively consistent.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $453,000 and $1.1 million for the three and nine months ended December 31, 2004, respectively, compared to $592,000 and $1.3 million in the same periods in fiscal 2004. Cost of services revenue in the first nine months of fiscal 2005 decreased in absolute dollars primarily due to an increase in billable software deployment projects, which increased our deferred cost of revenues. The reduction in cost of services revenues as a percentage of revenues was related to increased efficiencies in the software deployment organization in fiscal 2005. In the first half of fiscal 2004, the software deployment organization had not yet become fully operational.

Strategic consulting

Cost of services for our strategic consulting segment consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.4 million and $4.2 million for the three and nine months ended December 31, 2004, compared to $1.4 million and $4.0 million in the same periods of fiscal 2004. The increase in cost of services for our strategic consulting segment in absolute dollars in the nine months ended December 31, 2004, was primarily attributable to increased headcount and payroll-related costs. The decrease as a percentage of revenues in the three and nine months ended December 31, 2004, was related to increased efficiencies in our strategic consulting organization.

Research and development

	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
				Three Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Research and development expense:
Software products	$750	$680	10%	12%	15%
Strategic consulting	—	—	0%	0%	0%

Total	$750	$680	10%	12%	15%

	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
				Nine Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Research and development expense:
Software products	$2,176	$2,168	0%	13%	18%
Strategic consulting	—	—	0%	0%	0%

Total	$2,176	$2,168	0%	13%	18%

Software products

The increase in research and development expenses in absolute dollars for the three and nine months ended December 31, 2004, as compared to the same periods in fiscal 2004 was primarily related to an increase headcount of research and development personnel. The decrease as a percentage of total revenues for the three and nine months ended December 31, 2004 is primarily due to an increase in software products revenue.

Strategic consulting

The strategic consulting group does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
				Three Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Sales and marketing expense:
Software products	$753	$524	44%	12%	11%
Strategic consulting	314	453	(31)%	5%	10%

Total	$1,067	$977	9%	17%	21%

			Percentage of Dollar Change Year Over Year	Percentage of Total Revenues
	Nine Months Ended December 31,			Nine Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
Sales and marketing expense:
Software products	$1,943	$1,697	14%	12%	14%
Strategic consulting	1,140	1,310	(13)%	7%	10%

Total	$3,083	$3,007	3%	19%	24%

Total sales and marketing expense

Sales and marketing expenses in the three and nine months ended December 31, 2004 increased in absolute dollars from the same periods in fiscal 2004 due to an increase in salaries, offset by a reduction in commissions and facilities-related expenses. Sales and marketing expenses as a percentage of revenues for the three and nine months ended December 31, 2004 decreased as a result of our ongoing cost containment efforts while revenues have increased. The software products and strategic consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segments’ revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incentivize shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products

The increase in sales and marketing expense in absolute dollars in the three and nine months ended December 31, 2004, as compared to the same periods in fiscal 2004 was primarily the result of increased software sales headcount and related payroll costs, and increased marketing activity, partially offset by a reduction in facilities-related costs. The decrease in sales and marketing expenses as a percentage of revenue for the three and nine months ended December 31, 2004, as compared to the same periods in fiscal 2004, was related to an increase in software product revenue. The increase in sales and marketing expense as a percentage of revenue for the three months ended December 31, 2004 is due to an increase in allocation of expenses as software products contributed to relatively larger percentage of revenue.

Strategic consulting

The decrease in sales and marketing expense in absolute dollars and as a percentage of revenues in the three and nine months ended December 31, 2004, as compared to the same periods in fiscal 2004, was primarily the result of a decrease in allocation of expenses as strategic consulting contributed to a relatively smaller percentage of revenue, and to a lesser degree, commissions and travel expense.

General and administrative

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
General and administrative expense:
Software products	$697	$526	33%	11%	11%
Strategic consulting	416	530	(22)%	6%	12%
Corporate	94	16	488%	2%	0%

Total	$1,207	$1,072	13%	19%	23%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2004	2003		2004	2003
General and administrative expense:
Software products	$1,889	$1,708	11%	11%	14%
Strategic consulting	1,609	1,669	(4)%	10%	13%
Corporate	94	71	32%	1%	1%

Total	$3,592	$3,448	4%	22%	28%

Total general and administrative expense

General and administrative expenses in absolute dollars increased during the three and nine months ended December 31, 2004, as compared to the same periods in fiscal 2004, as a result of increased professional service fees and payroll related expense, but decreased as a percentage of revenues compared to the same periods in fiscal 2004 as a result of our ongoing cost containment efforts compared to revenue growth. General and administrative expenses not specifically associated with corporate initiatives are allocated based on each segments’ revenues as a relative percentage of total revenues. In the three and nine months ended December 31, 2004, $94,000 and $94,000, respectively, of general and administrative expenses were associated with corporate initiatives and not allocated to the segments, compared to $16,000 and $71,000 in the same periods in fiscal 2004.

Software products

The increase in general and administrative expense in absolute dollars in the three and nine months ended December 31, 2004 was primarily the result of an increase in the allocation of general and administrative costs to the software products segment as the result of a higher relative percentage of software products revenues to total revenues. The decrease in general and administrative expenses as a percentage of revenue for the nine months ended December 31, 2004 was related to ongoing cost containment efforts while revenues have increased.

Strategic consulting

The decrease in general and administrative expense in absolute dollars in the three and nine months ended December 31, 2004 was primarily the result of an decrease in the allocation of general and administrative expenses to the strategic consulting segment, as the strategic consulting segment contributed a relatively smaller percentage of total revenues. The decrease in general and administrative expense as a percentage of revenue for the three and nine months ended December 31, 2004 was related to ongoing cost containment efforts while revenues have increased.

Amortization of deferred stock compensation

The deferred stock compensation expenses recorded in each fiscal 2004 period represent the relative amortization of the difference between the exercise price of certain stock options granted prior to our initial public offering in August 2000 and the then deemed fair value of our common stock, recognized using the graded method over the vesting period of the stock options. As of March 31, 2004, all deferred stock compensation was fully amortized, therefore, there was no amortization of deferred stock compensation in fiscal 2005.

Provision for Income Taxes

Year over year comparison for the three and nine months ended December 31, 2004 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Provision for income taxes	$46	$14	$68	$69

Provisions for income taxes were recorded for the three and nine months ended December 31, 2004 and 2003. These provisions were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carry forwards.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	December 31, 2004	% Change	March 31, 2004
Cash and cash equivalents	$8,766	(13)%	$10,027

Working capital	$2,551	23%	$2,082

	Nine Months Ended December 31,
	2004	% Change	2003
Cash provided by (used in) in operating activities	$140	116%	$(857)

Cash used in investing activities	$(340)	(81)%	$(188)

Cash used in financing activities	$(1,039)	24%	$(1,369)

Cash and Cash Equivalents. As of December 31, 2004, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in the nine months ended December 31, 2004 was primarily due to $1.0 million of cash used in financing activities related to the pay down of notes payable and cash payment for dividends and $340,000 used in investing activities for property and equipment. The largest use of cash from operating activities was an increase in accounts receivable, due to the timing of billings and cash collections, and a decrease in deferred revenue. Our working capital, defined as current assets less current liabilities, increased primarily due to an increase in accounts receivable related to increased sales activity in December 2005, partially offset by an increase in accrued expenses, due to timing of payments, and payments of dividends to our preferred stockholders.

Cash Flows Used in Operating Activities. Cash flows provided by operating activities increased in the first nine months of fiscal 2005 as compared to the same period of fiscal 2004 primarily due to the net income in the first nine months of fiscal 2005 compared to the net loss in the first nine months of fiscal 2004. In addition, deferred product revenue decreased by $1.1 million as we recognized deferred software and license revenue, which was partially offset by an increase of $646,000 in deferred services revenue.

Cash Flows Used in Investing Activities. Cash flows used in investing activities in the first nine months of fiscal 2005 relate to the investment in a new financial system that we will begin implementing during the fourth quarter of fiscal 2005. Cash flows used in investing activities in the first nine months of fiscal 2004 relate to the purchases of capital equipment necessary for our ongoing operations.

Cash Flows Used in Financing Activities. Cash flows used in financing activities during the first nine months of fiscal 2005 and fiscal 2004 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. In May 2004, we renegotiated, extended and expanded our accounts receivable credit facilities with Silicon Valley Bank for an additional year, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. At December 31, 2004, $1.0 million of the accounts receivable facility had been utilized and a remaining secured term loan balance of $1.3 million was outstanding. Interest is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both the accounts receivable and term loan facilities. The revolving credit facility expires in May 2005. The following financial covenants apply to the extended Silicon Valley Bank credit facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005, net income of at least $1.00 in the remaining three quarters of fiscal 2005; minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants at December 31, 2004.

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

The quarterly dividends for the Series A Preferred Stock commenced in September 2002. On June 1, 2004 (the “Valuation Date”), at the election of the Series A Preferred stockholders, we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to our Series A Preferred stockholders. During the three months ended December 31, 2004, we also paid $145,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of December 31, 2004.

Contractual Commitments. As of December 31, 2004, we have operating leases for our facilities and certain property and equipment that expire at various times through fiscal years 2005 and 2006. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets. Leasing these assets under operating leases allows us to use these assets for our business while minimizing the obligations and up front cash flow related to purchasing the assets. During the three and nine months ended December 31, 2004, we recorded rent expenses related to these arrangements of $151,000 and $451,000, respectively.

The following is a summary of our contractual cash commitments associated with our debt and lease obligations as of December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years
Redeemable convertible preferred stock (1)	$1,455	$582	$873
Notes payable	2,313	1,875	438
Operating leases (gross)	420	420	—

Total commitments	$4,188	$2,877	$1,311

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur, we will continue to pay dividends in the amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes occurring is uncertain. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not be redeemed.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing our business to achieve positive cash flows utilizing existing assets. We have substantial commitments as a result of the sale of shares of redeemable, convertible preferred stock, and we also extended our credit facilities under our arrangements with Silicon Valley Bank. During fiscal 2004, we reduced ongoing operating expenses by reducing purchases of other goods and services and by making workforce reductions, and although we generated positive operating cash flow for fiscal 2004 and for the nine months ended December 31, 2004, there is no assurance that we can continue to do so. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through the next twelve months.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We operate in a rapidly changing economic and technological environment that presents numerous risks. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion, in addition to the other information contained in this Quarterly Report on Form 10-Q, identifies risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment. This section should be read in conjunction with our consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.

Items That Affect Our Future Operations

We have had a history of losses, have only recently achieved profitability, and we may not be able to generate sufficient revenues to sustain profitability.

We commenced our operations in April 1995 and have incurred net losses for every fiscal year since that time. We achieved profitability in the fourth quarter of fiscal 2004 and have maintained profitability through the third quarter of fiscal 2005. As of December 31, 2004, we had an accumulated deficit of $77.8 million. We may incur further losses as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

We may be required to defer recognition of software license revenue for a significant period of time after entering into an agreement, which could negatively affect our results of operations.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three and nine months ended December 31, 2004 and for fiscal 2004, software license revenue accounted for 55%, 48%, and 46% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

An increase in service revenue as a percentage of total revenues, or a decrease in software revenue as a percentage of total revenues, may decrease our overall margins.

We realize lower margins on services than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our service business. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be affected. In the last three fiscal years, although services revenue has increased in absolute dollars, it has decreased as a percentage of total revenues from 65% in fiscal 2002 to 56% in fiscal 2003 and 54% in fiscal 2004. During the same time period, on an annual basis, services costs as a percentage of services revenues have increased from 68% in fiscal 2002 to 73% fiscal 2004, yet our overall gross margin has increased from 42% in fiscal 2002 to 56% in fiscal 2004, as an increasing percentage of our total revenues is attributable to software revenue.

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

We receive a substantial majority of our revenue from a limited number of customers. One customer accounted for 34% and 15% of total revenues for the three months ended December 31, 2004 and 2003, respectively. Another customer accounted for 17% and 13% of total revenues for the three months ended December 31, 2004 and 2003, respectively. For the three and nine months ended December 31, 2004, sales to our top two customers accounted for 51% and 47% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 72% and 63% of total revenue, respectively. For the three and nine months ended December 31, 2003, sales to our top two customers accounted for 28% and 26% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 54% and 48% of total revenue, respectively. For fiscal 2004, 2003 and 2002, sales to our top two customers accounted for 28%, 28% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50%, 50% and 49% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

Our success depends on our ability to develop our existing customer relationships and establish relationships with additional pharmaceutical and biotechnology companies. If we lose any significant relationships with existing customers or fail to establish additional relationships, we may not be able to execute our business plan and our business will suffer. Developing customer relationships with pharmaceutical companies can be difficult for a number of reasons. These companies are often very large organizations with complex decision-making processes that are difficult to affect. In addition, because our products and services relate to the core technologies of these companies, these organizations are generally cautious about working with outside companies. Some potential customers may also resist working with us until our products and services have achieved more widespread market acceptance. Our existing customers could also reassess their commitment to us, not renew existing agreements or choose not to expand the scope of their relationship with us.

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

We are highly dependent on the principal members of our management, scientific and development staff. Our reputation is also based in part on our association with key scientific advisors. The loss of any of these personnel might adversely affect our reputation in the market and harm our business. Failure to attract and retain key management, scientific and technical personnel could prevent us from achieving our strategy and developing our products and services. In addition, our management team has experienced significant personnel changes over the past years and may continue to experience changes in the future. If our management team continues to experience attrition, high turnover, or does not work effectively together, it could harm our business. Additionally, we do not currently hold key-man life insurance policies on our CEO, CFO or other key contributors. The demise of any of these individuals could adversely affect our business.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three and nine months ended December 31, 2004 and for fiscal 2004, 2003, and 2002 were approximately 16%, 21%, 29%, 23% and 36%, respectively. We have a total of 9 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. PCAOB Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are in the process of system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, and those weaknesses are not appropriately remediated prior to March 31, 2006, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2006 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Audit Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

Reductions in the IT and/or research and development budgets of our customers may affect our sales.

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

Recent or continued withdrawals of drugs from the public market could affect pharmaceutical spending, reduce the demand for our products and have a negative impact on our revenues.

Recently, the pharmaceutical industry has experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to safety risks. Recent or future drug withdrawals could affect our ability to market and sell our products and services to companies faced with withdrawals. For example, withdrawals of drugs from the public market by our customers or potential customers may result in the reduction of current levels of spending on software solutions and strategic consulting services by these companies to minimize the impact of a potential decline in revenues. In addition, we may provide products or services to customers with drugs in the same class as the drugs withdrawn from the market. If the demand for drugs within the class of drugs faced with recent withdrawals decreases, we may experience a decrease in demand for our products or services in that class of drugs. A decrease in demand for our products, or a decrease in IT or research and development spending by pharmaceutical companies, could prevent us from increasing or sustaining our software and strategic consulting revenues and adversely affect our revenues and results of operations.

Risks Related to Our Stock

Our common stock only trades on the Over-the-Counter Bulletin Board system, and has experienced reduced trading volumes and stock price since it began to be traded there.

On November 8, 2002 our stock was removed from trading on the Nasdaq National Market as a result of failure to meet the continuing listing requirements, and our common stock is now quoted on the Over-the-Counter Bulletin Board system. Our common stock does not experience large trading volumes. In addition, our delisting from the Nasdaq National Market has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code that imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors is no longer classified and our stockholders elect all of our directors at each annual meeting, (ii) our stockholders are entitled to cumulative voting, and (iii) we are subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions. Some of these changes may affect any possible transaction involving a change of control of Pharsight, which could negatively affect your investment. Other consequences include a reduction in analyst coverage, a lower share price as a result of lower trading volumes, and the loss of certain state securities law exemptions available to us while our securities were traded on the Nasdaq National Market, which may affect our ability to provide for future issuances of our securities, among other consequences.

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

Our preferred stockholders may elect to receive their dividend payments in the form of shares instead of cash, which may negatively affect our profitability.

Our preferred stockholders have elected in the past, and may continue to elect, to receive their quarterly dividend payments in the form of Series B Preferred shares instead of cash. We record the value of these dividend payments in the form of shares at fair market value as of the dividend payment date on our statement of operations. The fair market value is defined as the amount at which the capital stock would change hands between a willing buyer and a willing seller, each having reasonable knowledge of all relevant facts, neither being under any compulsion to act, with equity to both. Because there is no market for such Series B Preferred shares, we perform a valuation of the fair market value of these shares. This valuation is affected by numerous factors, including but not limited to our operations, financial conditions, future prospects and projected operations and performance of the company, as well as historical market prices and trading volume for our publicly traded securities. As such, the valuation of these dividend payments may fluctuate widely, may be greater or lesser than the stated value of the Series B Preferred shares, and may affect our ability to sustain or increase our profitability. We are unable to project with any accuracy the impact of fair market value of the Series B Preferred shares on our statement of operations.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are making enhancements to our systems and processes for customer purchase order entry and fulfillment of customer order processing.

We are in the process of reviewing and analyzing our system of internal controls as we prepare for our first management report on internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. In this process we have identified areas of our internal controls requiring improvement, and are in the process of designing and documenting enhanced processes and controls to address these matters. Areas for improvement include customer purchase order entry and fulfillment of customer order processing, and we are also expecting to implement improved financial information systems during the first half of fiscal year 2006.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of December 31, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 15, 2005, the Company entered into a Separation Agreement and Release (the “Agreement”) with Mark Robillard, the Company’s former Senior Vice President, Software Products. Pursuant to the Agreement, the Company agreed to pay to Mr. Robillard the equivalent of his base salary, less applicable withholding, for a period of six (6) months from the date of his separation from the Company, which was January 15, 2005. In addition, Mr. Robillard’s health insurance benefits will continue until July 31, 2005. Mr. Robillard released the Company from any claims that he may have otherwise had against the Company. The Agreement is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

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

PHARSIGHT CORPORATION

Date: February 14, 2005	By:	/s/ Cynthia Stephens
Cynthia Stephens
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Separation Agreement and Release for Mark Robillard.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.