Form 10-K
period 2005-03-31
PHARSIGHT CORP
filed 2005-06-29
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Fiscal Year Ended March 31, 2005

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 30, 2004 was approximately $1,498,693, based on 1,594,354 shares of Common Stock, which excludes shares held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding Common Stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of June 20, 2005: 19,361,009

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding the benefits of our products and service, anticipated revenue or operating expenses, anticipated product development, trends in customer demand, expansion opportunities for our products and services, revenue from sales to certain customers and our competitive position. In some cases, these forward-looking statements can be identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” in this Annual Report on Form 10-K. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Annual Report on Form 10-K, and we do not intend to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

ITEM 1. BUSINESS

General

Pharsight Corporation develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Our products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in data repositories. Both our software products and our services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between. We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers’ development efforts and product portfolios.

We believe that our products and services help pharmaceutical and biotechnology companies reduce the time, cost and risks of drug development activities, and may improve the abilities of these companies to market the use of their pharmaceutical products once approved by governing regulatory agencies. Our products and services are designed to help our customers use a more rigorous scientific and statistical process to identify earlier those drug candidates that will not be successful, to enhance the likelihood that the remaining candidates will successfully complete clinical trials and to maximize marketing impact upon approval. This is significant because the process of taking a drug through clinical development has remained lengthy and unpredictable while the productivity of molecule discovery research has accelerated dramatically in recent years.

Thirteen of the world’s largest 50 pharmaceutical companies utilize our strategic consulting services, the world’s largest 50 pharmaceutical companies apply our computer-assisted drug development products, and our software applications are currently licensed for use on more than 3,700 researcher desktops.

We believe our products and services provide the following benefits to customers:

•	Reduced time required for understanding clinical trial data and for producing analyses and regulatory reporting required for drug approval;

•	More effective trial designs with higher probability of success and greater information yield;

•	More rapid, robust and objective decision-making with wider data availability and quantified assessment of value versus risk;

•	Improved workflow and organizational efficiency with faster regulatory acceptance of trial results;

•	More efficient development programs requiring fewer clinical trials and patients, less time and lower cost to reach the market; and

•	Strengthened competitive position due to improved product labels and earlier opportunity to establish a competitive franchise.

The following illustrates several typical customer applications of our software products and services:

•	In designing phase II clinical trials, companies often face significant uncertainty in selecting the appropriate doses to test. Our products and services integrate information from phase I and pre-clinical activities, information concerning related drugs that have been developed by the customer, information in scientific literature about other drugs in the same therapeutic area, and knowledge of the relevant physiological and disease processes. This information, along with carefully identified assumptions, is used to develop a mathematical model enabling a computer simulation of the proposed trial. Using this approach, customers are often able to identify proposed doses that have little chance of success and should be excluded, or to identify additional doses that are more likely to yield important information.

•	In designing phase III clinical trials, companies often face significant uncertainty concerning the most appropriate treatment strategy, patient inclusion/exclusion criteria and/or clinical measurements. Our products and services for phase III clinical trials use an information gathering and modeling approach similar to that described for the phase II clinical trials above, but incorporate phase II data and detailed mathematical models of the relevant patient populations. We are often able to identify patient groups with low chance of demonstrating efficacy, or an unacceptable chance of demonstrating side effects, prior to conducting the actual trial. In addition, we may be able to predict which clinical measurements will be most likely to provide conclusive results in the proposed trial.

•	In making drug portfolio decisions, companies need to integrate scientific and clinical results, such as those described above, with market and financial information for all of the drug candidates in the development pipeline. We believe that our products and services help companies make better decisions concerning “go/no-go” criteria, prioritization of potential label objectives to be pursued and optimal sequencing of clinical trials within a development program. Our products and services can also help customers adopt a more quantitative and scientific approach to resource allocation among programs within their drug portfolios.

•

The production of industry standard pharmacokinetic, or PK, reports required by the United States Food and Drug Administration, or FDA for a new drug submission are often characterized by lengthy cycle times, increasing both expense and required resources along with potential variability and quality issues regarding the display of results within a clinical development organization. Much of an individual scientist’s time in a typical client organization may be involved with tasks such as data preparation needed for analysis, display of PK analysis via report creation, and the quality control measures needed to ensure correct information is presented to the FDA. These tasks may reduce time available to focus on the quality and impact of the scientific decisions that drive compound development. The lack of industry standards and an integrated software platform to drive the adoption and automation of standards can often lead to lengthy report cycles and delays in regulatory submissions.

•	By deploying our Pharsight® Knowledgebase Server™, or PKS™, suite of applications and services (PKS, WinNonlin®, PKS Reporter™, and PK Automation), we believe our clients have been successful in delivering sustainable productivity improvements to their regulatory submission process. Our PKS data repository affords integration to legacy laboratory and clinical data sources, reducing the time needed for data preparation prior to analysis by our clients’ scientific resources. The PKS suite seamlessly integrates PKS with WinNonlin, PKS Reporter, and third-party applications and provides the opportunity to automate a majority of the standard PK reports required by the FDA. We believe many of our clients have experienced significant productivity improvements in creation of standard PK reports, including significant reductions in report cycle time, along with improvements in quality and consistency of analysis and display of analytical results. As a result of these increases in productivity, we believe our clients are able to reallocate resources to other aspects of the drug development process.

•	A typical example of the use of Drug Model Explorer™, or DMX™, to support quantitative decision making is in the area of analyzing a potential new drug in a pharmaceutical company’s key therapeutic area franchise. To this end, we collaborated with a pharmaceutical company to build model-based projections of the competitive landscape. The modeling effort combined internal study data with published trials and FDA submissions on competing compounds to generate an integrated assessment of the drug’s likely performance. The client’s clinical development project team used DMX to evaluate and communicate the modeling results. Through DMX, the team explored clinical effects and associated uncertainty for the drug and competitors across multiple endpoints, treatments, and patient populations based on pre-simulated responses defined and prepared as part of the model-building effort. The results showed that the new drug was unlikely to outperform its main competitor; development was discontinued in the target patient population. The modeling project supported a more confident decision without investment in additional trials, and allowed team members to re-deploy to other programs. It also provided an enduring, evolving knowledge database to support future development decisions.

The use of our software and leading edge methodology developed by our strategic consulting group greatly enhances the traditional drug-development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our analysis software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in number of contracts with our customers, and the increase in our average contract values over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. This demand can be met by increased deployment of our software and services, by proprietary solutions developed by our clients, or by increased internal resources within our customers. We believe that these trends, in addition to increasing regulatory requirements from the FDA, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our software product offerings and strategic consulting services.

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on the Nasdaq National Market. In November 2002, our common stock ceased to trade on the Nasdaq National Market and it is currently traded on the Over-The-Counter Bulletin Board system. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 800 W. El Camino Real, Suite 200, Mountain View, CA 94040.

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

We provide both strategic consulting services and computer-based drug model development and database applications. In fiscal 1997, we first offered our WinNonlin, WinNonMix® and Trial Simulator™ applications and scientific services. At the end of fiscal 2001, we combined our scientific, decision support, methodology and training groups into an integrated group renamed Strategic Consulting Services. In fiscal 2002, we began selling our Pharsight® Knowledgebase Server, providing a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic, or PK/PD, data across a large set of compounds and development phases. In fiscal 2004, we introduced and began selling our DMX, a software-based communication technology.

In fiscal years 2005, 2004 and 2003, revenues from our software product offerings and related services generated 53%, 55% and 49% of our total revenues, respectively, and revenues from our strategic consulting services generated 47%, 45% and 51% of our total revenues, respectively. In fiscal years 2005, 2004 and 2003, revenues from our software product offerings and related services were $12.1 million, $9.7 million and $6.9 million, respectively, and revenues from our strategic consulting services were $10.5 million, $8.1 million, and $7.1 million, respectively.

We operate in two business segments comprised of Software Products and Strategic Consulting Services. These products and services are offered to pharmaceutical and biotechnology companies to improve the drug development process. Our revenues from external customers, profit and loss and total assets, are set forth in our financial statements, which appear in “Item 8—Financial Statements and Supplementary Data.” Information regarding sales to customers by major geographic regions is set forth in Note 12 to our financial statements, which appears in “Item 8—Financial Statements and Supplementary Data.” No foreign country accounted for 10% or more of our total revenues in the fiscal years ended March 31, 2005, 2004, and 2003. All of our significant long-lived assets are located within the United States.

Software Products and Services

Our software products and software deployment and integration services provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform the clinical testing needed to bring drugs to market. By applying mathematical modeling and simulation to all available information regarding the compound being tested, researchers can clarify and quantify which trial and treatment design factors will influence the success of clinical trials.

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

Pharsight Knowledgebase Server. PKS provides a means of capturing and managing both summary and detailed (PK/PD) data across a large set of compounds and development phases. PKS also provides a unified data environment for supporting clinical pharmacology modeling, analysis and reporting activities. PKS is directly integrated with WinNonlin and other industry standard modeling and analysis tools. PKS was developed to help enable compliance with FDA regulation 21 CFR 11, which requires electronic data security and auditing on submissions to the FDA. We believe that industry acceptance of PKS has been positively affected by the client need for efficiency gains, as well as compliance with increased regulatory requirements. When linked to PKS,

PKS Reporter 1.0 provides regulatory-compliant authoring of Microsoft® Word documents containing analysis results, source data, tables, and plots produced by WinNonlin, or other tools, while being securely managed within the PKS Suite.

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

Drug Model Explorer. DMX was introduced in fiscal 2004. DMX is a software-based communication technology, designed to facilitate quantitative decision-making in drug development by allowing project teams to explore key drug attributes, and the uncertainty around those attributes, given the current state of knowledge about a development program. DMX generates views of program data from queries of underlying drug-disease model outputs and simulated responses over a defined problem-space (e.g., treatments, endpoints, covariates, competitors).

We believe that our continued growth is highly dependent upon continuing to deliver new products to our current and prospective customers. These new products need to address an ever-expanding set of customer needs related to clinical development of drugs and thereby expand the number of prospective users within pharmaceutical companies to whom we may sell.

As of April 30, 2005, our software products support and deployment group included 12 full-time technical consulting, support, and deployment personnel, located throughout the United States and Europe.

Strategic Consulting Services

Our strategic consulting services consist of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. The methodology employed by our services group uses three types of models that can work independently or in concert. Illustrative models are listed below:

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

The following chart depicts typical issues that we are asked to address in strategic consulting projects:

Phase I	Phase II/Phase III	Phase IV
• Bridge preclinical results to clinical process	• Balance efficacy with side effects	• Explore new indications and label changes

• Explore dose ranging and population variability	• Explore trial sensitivity to patient compliance and dropout	• Plan life-cycle strategy, e.g. generic defense and “over-the-counter” switch

• Determine surrogate endpoint relevance, i.e. alternate indicators of efficacy	• Investigate impact of population genetic variability	• Evaluate special patient populations

• Support early “go/no-go” decisions	• Evaluate alternate protocols

• Assess strategic fit in franchise

As of April 30, 2005, our strategic consulting services group included 27 full-time personnel. Our personnel are located throughout the United States, Europe and Australia. Most have Ph.D. degrees with post-doctoral training in medicine, clinical pharmacology, biostatistics, pharmacokinetics, mathematics, engineering, decision analysis or other relevant disciplines. Our senior consultants each have more than a decade of experience in drug disease modeling, trial design or strategic consulting. We also utilize a network of consultants with expertise in various specialized disciplines and therapeutic areas.

We believe that our continued growth is dependent upon continually refining our strategic consulting methodologies and introducing new technologies, while also expanding our activities at the portfolio level and into new therapeutic areas.

Research and Development

Within our software products group, we employ engineers with expertise in software development, web-based applications, database systems, network architecture, and mathematical modeling, and scientists with expertise in clinical development, decision analysis, statistical modeling, and clinical pharmacology and development. Our research and development personnel work closely with our strategic consulting personnel and our client base in designing and testing products to meet customer requirements.

Our research and development efforts are focused on improving and enhancing our existing products and services, as well as developing new products and services. Our research and development efforts take place principally at our offices in Mountain View, California, and Cary, North Carolina.

In November 2002, we refocused our research and development activities to concentrate on our analysis tools and data repository products and the development of our next generation platform, while reducing non-core development headcount accordingly. In fiscal 2004, we invested in development to expand our ability to achieve potential breakthrough improvements in drug development productivity for our customers. The primary focus of this investment has been in software that enables customers to adopt and implement our model-based drug development methodology. The introduction of DMX in fiscal 2004 represented a significant accomplishment in this area, enabling a much larger number of other participants in the drug development process to utilize those models in a systematic, integrated fashion to collaborate and make better decisions. See “Factors That May Affect Future Results and Market Price of Stock—We may lose existing customers or be unable to attract new customers if we do not keep pace with technological changes.”

Our research and development expenses were $2.9 million, $2.9 million, and $3.9 million, in fiscal 2005, 2004, and 2003, respectively. As of April 30, 2005, our research and development function consisted of 16 full-time personnel.

Sales and Marketing

Sales of our strategic consulting services and our software products are primarily generated in the United States and Europe through a direct field sales organization as well as an inside sales organization. Sales of our strategic consulting services can range from discrete single projects, where modeling and simulation can be particularly valuable, to expansions of ongoing relationships at our larger clients, which are more strategic in nature. Our desktop software applications are primarily sold through an inside sales organization. Our typical PKS software customer’s purchase decision can involve many customer’s internal groups, potentially including clinical pharmacology, ADME, or Absorption, Distribution, Metabolism and Excretion, toxicology, biostatistics, regulatory and early clinical as well as information technology, or IT and procurement. PKS also involves a significant validation process. PKS therefore requires a longer selling cycle than our previous software products, and demands a team of sales, marketing and support professionals in the sales process. DMX software sales requires a team of Strategic Consulting Services consultants, sales and product management. A customer’s purchase decision for DMX may involve several groups in research and development potentially including PK/PD, modeling and simulation, clinical pharmacology, and biostatistics as well as IT. The purchaser would typically be a company whose decision process already incorporates modeling and simulation methodology.

As of April 30, 2005, our sales and marketing function consisted of 13 personnel.

Customers

Our software customers range in size from the largest pharmaceutical companies to small and medium-sized pharmaceutical and biotechnology organizations.

During our fiscal year ended March 31, 2005, we provided products and services for which we recognized revenue to more than 1,000 customers. In fiscal 2005, Pfizer Inc., or Pfizer, our largest customer, accounted for 25% of our total revenue, and Eli Lilly and Company, or Eli Lilly, accounted for 20% of our total revenue. Consequently, we are dependent on Pfizer and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. See “Factors That May Affect Future Results and Market Price of Stock—Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.”

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

We have two U.S. patents, which will expire on April 25, 2020 and May 31, 2021, and seven U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights. See “Factors That May Affect Future Results and Market Price of Stock—Our business depends on our intellectual property rights, and if we are unable to adequately protect them, our competitive position will suffer,” and “ – If we become subject to infringement claims by third parties, we could incur unanticipated expense and be prevented from providing our products and services.”

Government Regulation

The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although the FDA or comparable international agencies do not directly regulate our products and services, the use of certain of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations.

Competition

Software Products and Services Segment. We compete based on a number of factors, including the functionality, reliability and ease of implementation and use of our software products. Our WinNonlin,

WinNonMix and PKS products compete with products produced by Thermo Electron Corporation and the Globomax division of ICON plc. Although we believe we currently do not have direct competitors for our Trial Simulator product line or our DMX product, other companies may compete with us in the future. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own.

Strategic Consulting Services Segment. We compete based on a number of factors, including cost, quality and effectiveness of our services and degree of complexity of the consulting offering. Other entities provide modeling services, some of which are similar to those provided by our strategic consulting services group. In addition, our customers are primarily large pharmaceutical companies that have substantial research and development budgets, and these customers may internally develop the expertise that we provide. Although we believe we do not have direct competitors for our comprehensive set of services offerings, as well as modeling and simulation services integrated with the DMX product, other entities may compete with us in selected offerings.

Employees

As of April 30, 2005, we had a total of 87 employees — 39 in strategic consulting services and deployment; 13 in sales and marketing; 16 in research and development; and 19 in executive and general and administrative functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. See “Factors That May Affect Future Results and Market Price of Stock – Our future success depends on our ability to continue to retain and attract qualified employees,” and “ – If we lose key members of our management, scientific or development staff, or our scientific advisors, our reputation may be harmed and we may lose business.”

ITEM 2. PROPERTIES

Pharsight’s principal administrative, sales, marketing and product development facilities are located in Mountain View, California, where we lease approximately 10,000 square feet of space under a lease that expires in September 2005. Pharsight also leases approximately 13,000 square feet in Cary, North Carolina for a sales, development and training facility, under a lease that expires in March 2011. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Pharsight’s stockholders during the fourth quarter of our fiscal year ended March 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers and key employees as of April 30, 2005:

Name	Age	Position
Shawn M. O’Connor	45	President, Chief Executive Officer and Director

Cynthia Stephens	39	Senior Vice President, Chief Financial Officer and Corporate Secretary

James D. Hayden	37	Senior Vice President, Global Sales

Mark Hovde	48	Senior Vice President, Marketing

Mona Cross Sowiski	55	Senior Vice President, Strategic Consulting Services

Daniel L. Weiner	55	Senior Vice President, Software Products

E. Gregory Lee	56	Vice President, Engineering

Nancy Risch	56	Vice President, Global Sales

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

Cynthia Stephens, Pharsight’s Senior Vice President, Chief Financial Officer and Corporate Secretary joined Pharsight in October 2003 as the company’s interim Chief Financial Officer. In February 2004, she was appointed Senior Vice President and Chief Financial Officer. In March 2004, Ms. Stephens was appointed Corporate Secretary. Ms. Stephens has more than 16 years of financial management experience in high technology. Prior to joining Pharsight, Ms. Stephens served as Vice President, Finance of Rainmaker Systems, a publicly held provider of outsourced marketing services, from May 2002 to June 2003. From March 2001 to April 2002, Ms. Stephens held various management positions, including Vice President, Finance, at Calico Commerce, Inc., a publicly held provider of supply-chain e-commerce software. From February 2000 to March 2001, Ms. Stephens served as Chief Operating Officer and Chief Financial Officer of Quiver, Inc., an Internet search technology provider. From August 1997 to January 2000, Ms. Stephens was employed in several senior management positions at Infoseek Corporation, a leading publicly-held Internet portal, including as Chief Financial Officer. Previously, Ms. Stephens served in various financial management positions with Fractal Design, Covalent Corporation, Western Wireless Corporation, AST Research and Emulex Corporation. Ms. Stephens earned a B.A. with honors in Economics from California State University, Long Beach.

James D. Hayden joined Pharsight in April 2005 as Senior Vice President, Global Sales. Mr. Hayden has 15 years of experience in sales, marketing and management within the life sciences industry. From May 1998 to April 2005, Mr. Hayden held various positions with Accelrys, Inc., a leading provider of software for computation, simulation, and the management and mining of scientific data used by biologists, chemists and materials scientists. While at Accelrys, he led a sales team as National Director of Sales from 2000 to 2005 responsible for major account sales of the company’s software solutions in the Americas region. In this role, he successfully reestablished the company’s presence in a failing geographical region and also developed a variety of sales infrastructure tools that allowed the company to gauge the progress of its sales team. He also helped to successfully launch the company’s presence into the emerging nanotechnology market. From June 1991 to April 1998 he held various positions at Bio-Rad Laboratories, a developer of innovative tools and services for the clinical diagnostics and life sciences research markets including Product Support Manager and Senior Account Manager. Mr. Hayden began his career as an electrical engineer at Raytheon and holds an MBA from Rutgers University and a B.S. in Electrical Engineering from Boston University.

Mark Hovde joined Pharsight in April 2005 as Senior Vice President, Markeing. Mr. Hovde has more than 15 years of experience in marketing and business development for pharmaceutical software, data, and services companies. Prior to joining Pharsight, from October 2003 to April 2005, Mr. Hovde was the President and founder of Hovde Associates, LLC, a management consulting firm specializing in counsel on pharmaceutical development. Prior to this, from September 2000 to October 2003, he was the Vice President, Sales and Business Development at Fast Track Systems, Inc., a developer of software focused on improving the protocol quality and the speed of the clinical trial process. While at Fast Track, Mr. Hovde was responsible for the formation and management of the company’s sales and marketing organizations and successfully created a unique consulting services program, which was offered to the company’s major accounts. From 1989 to August 2000, Mr. Hovde was also the co-founder of DataEdge, LLC, a developer of novel informatics that help reduce the time and cost of clinical trials. At DataEdge he pioneered the PICAS and CROCAS databases, leading clinical cost benchmarking tools, which improved trial cost control. Mr. Hovde has authored several publications and presentations and holds a Bachelor of Science degree in Finance from the Wharton School of the University of Pennsylvania, where he was also named a Benjamin Franklin Scholar, and an MBA from Harvard Business School.

Mona Cross Sowiski joined Pharsight as Senior Vice President, Strategic Consulting Services in July 2002. Ms. Sowiski has more than 20 years executive and management consulting experience in the health care industry. Ms. Sowiski was an independent health care and pharmaceutical industry consultant from January 2001 to July 2002. From January 2001 to November 2001, Ms. Sowiski was a founding board member and served as President and Chief Executive Officer of the Institute for Inclusive Work Environments, a non-profit research institute focusing on workplace diversity and inclusive work policy research. From March 2000 to November 2000, Ms. Sowiski was co-leader of the global health care consulting practice for marchFirst, a publicly held consulting and ecommerce software solutions provider. From September 1999 to March 2000, she led the healthcare practice for USWEB/CKS, a public Internet solutions company that merged with Whitman-Hart to form marchFirst. From March 1999 to September 1999, she co-led the global healthcare and life sciences practice for Mitchell Madison consulting, a privately-held company which was acquired by USWEB/CKS. From October 1997 to March 1999, she was a partner and Managing Director of the Western Division of the United States for CSC/APM Healthcare, a publicly held consulting, IT solutions and outsourcing company. From February 1992 to October 1997, she was a consultant and partner at APM, a privately held company providing strategy and performance improvement consulting to the healthcare industry. Prior to joining APM, Ms. Sowiski held senior executive positions in leading academic medical institutions, including Stanford University Medical Center and the University of Pittsburgh Health Sciences Center. Ms. Sowiski has a Bachelor of Arts from San Francisco State University and a Masters of Public Health from the Graduate School of Public Health, University of Pittsburgh.

Daniel L. Weiner, Ph.D., rejoined Pharsight as Senior Vice President, Software Products in June 2004. Dr. Weiner worked as an independent pharmaceutical consultant before taking the position of Senior Vice President and Head of Global Clinical Development at IVAX Corporation from May 2003 to May 2004. From February 1998 until December 2002, Dr. Weiner held the position as Senior Vice President of Software Development with Pharsight Corporation. Dr. Weiner has extensive drug development experience and has served as an expert consultant to the U.S. Food and Drug Administration (FDA) on pharmacokinetic modeling and bioequivalence assessment. Prior to his previous tenure with Pharsight as a Senior Vice President, Dr. Weiner held several management positions including Head, Biostatistics, Merrell Dow Pharmaceuticals; Vice President, Statistical Consultants, Inc.; Vice President, Syntex Development Research; and Senior Vice President and Principal

Scientist, Quintiles. Dr. Weiner graduated from the University of Kentucky with a doctoral degree in Mathematical Statistics, with emphasis on compartmental modeling, as well as an M.S. in Statistics, and a B.S. in Mathematics.

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

As of June 20, 2005, there were 19,361,009 shares of common stock outstanding that were held by approximately 110 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Set forth below are the high and low closing prices per share of our common stock for each quarterly period in our fiscal years ended March 31, 2005 and 2004, as reported on the Over-The-Counter Bulletin Board system.

	High	Low
Fiscal 2005
Fourth Quarter (1/1/05-3/31/05)	$2.03	$0.95
Third Quarter (10/1/04-12/31/04)	1.20	0.75
Second Quarter (7/1/04-9/30/04)	1.06	0.90
First Quarter (4/1/04-6/30/04)	1.70	1.03

Fiscal 2004
Fourth Quarter (1/1/04-3/31/04)	2.50	0.58
Third Quarter (10/1/03-12/31/03)	0.95	0.22
Second Quarter (7/1/03-9/30/03)	0.43	0.14
First Quarter (4/1/03-6/30/03)	0.37	0.06

The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following historical selected consolidated financial data in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. We have derived our consolidated balance sheet data as of March 31, 2005 and 2004 and consolidated statement of operations data for each of the years ended March 31, 2005, 2004 and 2003, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2003, 2002 and 2001 and statement of operations data for the years ended March 31, 2002 and 2001 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$22,593	$17,730	$13,968	$14,249	$11,948
Cost of revenues	7,761	7,793	6,302	8,275	6,630
Gross margin	14,832	9,937	7,666	5,974	5,318
Total operating expenses	11,841	11,673	18,837	25,138	26,927
Income (loss) from operations	2,991	(1,736)	(11,171)	(19,164)	(21,609)
Net income (loss)	2,733	(1,997)	(11,542)	(18,952)	(20,571)
Accretion on convertible preferred stock	—	—	—	—	(443)
Preferred stock dividend	(610)	(654)	(375)	—	—
Deemed dividend to preferred stockholders	—	(339)	(246)	—	—
Net income (loss) attributable to common stockholders	$2,123	$(2,990)	$(12,163)	$(18,952)	$(21,014)
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(0.16)	$(0.65)	$(1.03)	$(1.62)
Diluted	$0.10	$(0.16)	$(0.65)	$(1.03)	$(1.62)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,122	19,051	18,800	18,419	12,974
Diluted	28,434	19,051	18,800	18,419	12,974

	March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$10,579	$10,027	$10,875	$13,492	$21,223
Total assets	16,822	15,294	15,574	19,954	28,929
Long-term obligations, net of current portion	536	1,610	2,024	3,194	962
Redeemable convertible preferred stock	6,266	6,164	5,608	—	—
Deferred stock compensation	—	—	(352)	(1,813)	(5,197)
Accumulated deficit	(76,985)	(79,718)	(77,721)	(66,179)	(47,227)
Total stockholders’ equity (deficit)	$(2,630)	$(4,915)	$(2,127)	$6,684	$22,229

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the caption “Factors That May Affect Future Results and Market Price of Stock” below. The following discussion should be read in conjunction with the Financial Statements and notes thereto set forth under “Item 8—Financial Statements and Supplementary Data.”

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Our products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in data repositories. Both our software products and our services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between. We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers’ development efforts and product portfolios.

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

For reporting purposes, we operate in two business segments: Software Products and Strategic Consulting. Our Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. Our Strategic Consulting segment consists of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. These segments were determined based on how management and our Chief Operating Decision Maker, or CODM, who is our Chief Executive Officer, view and evaluate Pharsight’s business.

Financial Highlights for Fiscal 2005

•	Our revenues for fiscal 2005 were $22.6 million, a 27% increase over fiscal 2004, primarily due to an increase in revenue recognized from installation and deployment of our PKS software product and related services. In addition we continued to expand relationships with existing strategic consulting clients.

•	Our net income for fiscal 2005 increased to $2.7 million, a significant improvement from a $2.0 million net loss for fiscal 2004, primarily due to growth in revenues while our operating expenses remained consistent at $11.8 million in fiscal 2005 compared to $11.7 million in fiscal 2004.

•	For fiscal 2005, we had positive operating and overall cash flow, which resulted in our cash balances increasing by $552,000 at March 31, 2005, as compared to March 31, 2004. The primary reason for the increase in cash was due to achieving net income of $2.7 million as compared to a net loss of $2.0 million during fiscal 2004. Significant non-operating uses of cash during fiscal 2005 included $939,000 of payments on capital leases and notes payable and $508,000 in dividend payments to our preferred stockholders, offset by $300,000 in proceeds from a new equipment loan.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and maintained profitability throughout fiscal 2005. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $77.0 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

For the fiscal year ending March 31, 2005, we generated 43% of our total revenues, or $9.8 million, from software license and renewal fees, compared to 46% of total revenues, or $8.1 million, in fiscal 2004. Software services revenue increased to $2.3 million or 10% of total revenue, compared to $1.5 million or 9% of total revenue in fiscal 2004. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter.

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

Our clients may also expand their internal drug development organizations to include functions and individuals that might perform services similar to those performed by our strategic consulting group. As a result, our consulting business could have difficulty sustaining its current levels of revenues, or increasing its revenues in the future. Unanticipated delays in consulting project schedules may have significant impact to the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter.

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks. Our clients may, as a result, experience declines in their revenues, which may lead to reductions in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policies that currently affect our financial condition and results of operations are revenue recognition and allowance for doubtful accounts, which impacts revenue. We believe that this accounting policy is critical to fully understand and evaluate our reported financial results.

Revenue Recognition

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and (2) services related to scientific and training consulting and software deployment.

Our revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” or SOP 97-2 as amended. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectibility to be probable, we defer recognition of revenue until the fee is collected.

We have contracts from which we receive solely license and renewal fees consisting of one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. We, therefore, do not present PCS revenue separately, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

For arrangements consisting solely of services, we recognize revenue as services are performed. Arrangements for services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

We also have arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS, however revenues from maintenance renewals on perpetual licenses are classified as maintenance revenue on our income statement.

We have one international distributor. There is no right of return or price protection for sales to the international distributor. Revenue on sales to this distributor is recognized ratably over the license term when the software is delivered to the distributor and other revenue recognition criteria are met. Revenue from this distributor in fiscal 2005 was less than 2% of our total revenues. Revenues from this distributor for fiscal 2004 and 2003 were less than 3% and 2% of total revenues, respectively.

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

We generally do not consider revenue arrangements with extended payment terms to be fixed or determinable and, accordingly, we do not generally recognize revenue on these arrangements until the customer payments become due. The determination of whether extended payment terms are fixed or determinable requires management to exercise significant judgment, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues. Our normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered by us to be extended payment terms.

The majority of our PKS software arrangements include software deployment services. We defer revenue for software deployment services, along with the associated license revenue, until the services are completed. If there is significant uncertainty about the project completion or receipt of payment for the professional services, we defer revenue until the uncertainty is sufficiently resolved.

Additionally, for fixed fee strategic consulting contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed further above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our currently outstanding receivables. We make judgments as to our ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made, in part, based upon a specific review of all significant outstanding invoices. A component of the allowance attributable to invoices not specifically reviewed is also recorded based on differing percentage rates based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends.

Results of Operations

The following table sets forth, for the periods given, selected consolidated financial data by reportable segment as a percentage of our revenue and the percentage of period-over-period change. The table and the discussion below should be read in connection with the consolidated financial statements and the notes thereto which appear elsewhere in this report. All percentage calculations set forth in this section have been made using figures presented in the consolidated financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

	Years Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Years Ended March 31,
	2005	2004	2003	2005/2004	2004/2003	2005	2004	2003
	(In thousands, except percentages)
Total revenues
License and renewal	$9,790	$8,145	$6,144	20%	33%	43%	46%	44%
Services	12,803	9,585	7,824	34%	23%	57%	54%	56%

Total revenues:	$22,593	$17,730	$13,968	27%	27%	100%	100%	100%

Software products segment revenues
License and renewal	$9,790	$8,145	$6,144	20%	33%	43%	46%	44%
Services	2,288	1,531	715	49%	114%	10%	9%	5%

Total software products segment revenues:	$12,078	$9,676	$6,859	25%	41%	53%	55%	49%

Strategic consulting segment revenues	$10,515	$8,054	$7,109	31%	13%	47%	45%	51%

Cost of revenues
License and renewal	$379	$759	$629	(50)%	21%	2%	4%	5%
Services	7,382	7,034	5,673	5%	(24)%	32%	40%	40%

Total cost of revenues:	$7,761	$7,793	$6,302	0%	24%	34%	44%	45%

Cost of software products segment revenues
License and renewal	$379	$759	$629	(50)%	21%	2%	4%	5%
Services	1,597	1,860	664	(14)%	180%	7%	11%	4%

Total software products:	$1,976	$2,619	$1,293	(25)%	103%	9%	15%	9%

Cost of strategic consulting segment revenues	$5,785	$5,174	$5,009	12%	3%	25%	29%	36%

Operating expenses:

Research and development
Software products segment	$2,932	$2,899	$3,934	1%	(26)%	13%	16%	28%
Strategic consulting segment	—	—	—	0%	0%	0%	0%	0%

Total research and development	$2,932	$2,899	$3,934	1%	(26)%	13%	16%	28%

Sales and marketing
Software products segment	$2,472	$2,185	$4,732	13%	(54)%	11%	12%	34%
Strategic consulting segment	1,511	1,801	2,006	(16)%	(10)%	7%	10%	14%

Total sales and marketing	$3,983	$3,986	$6,738	0%	(41)%	18%	22%	48%

General and administrative
Software products segment	$2,485	$2,432	$3,087	2%	(21)%	11%	14%	22%
Strategic consulting segment	2,326	2,086	3,200	12%	(35)%	10%	12%	23%
Corporate	115	72	—	60%	100%	1%	0%	0%

Total general and administrative	$4,926	$4,590	$6,287	7%	(27)%	22%	26%	45%

Comparison of Years Ended March 31, 2005 and 2004

Total revenues

Revenue for fiscal 2005 increased approximately 27% to $22.6 million, compared to $17.7 million in fiscal 2004. This increase was primarily attributable to both new and renewal software license revenues, an increase in the number of PKS software installations completed, resulting in an increase in software deployment services, and growth in strategic consulting services revenues due to an increase in business with key customers and higher utilization of our strategic consulting personnel

Software products segment revenues

License and renewal revenues. For fiscal 2005, desktop software products revenues increased to $5.9 million from $5.6 million in fiscal 2004, primarily as a result of an increase in our installed base in the current and previous year, and our ability to maintain a high rate of license renewals during fiscal 2005.

PKS software products revenues increased to $3.3 million in fiscal 2005, from $2.4 million in fiscal 2004. The increase in revenue is mainly attributable to the commencement of revenue recognition related to the installation and acceptance of several large PKS contracts, which increased the total number of PKS license seats on which revenue was recognized in fiscal 2005 by 125% over fiscal 2004. In addition the average selling price for software products for which revenue was recognized during fiscal 2005 increased by 7% as compared to fiscal 2004.

DMX software revenues were $552,000 in fiscal 2005, compared to $148,000 in fiscal 2004. The increase is due to the first full year of revenue in fiscal 2005, as DMX was introduced in the second quarter of fiscal 2004.

Services revenues. Software services revenues were $2.3 million in fiscal 2005, compared to $1.5 million in fiscal 2004. Software services revenue in fiscal 2005 was largely driven by increased implementation and customization services revenues associated with deployment of our PKS products.

Strategic consulting segment revenues

Strategic Consulting segment revenues were $10.5 million in fiscal 2005, compared to $8.1 million in fiscal 2004. The increase in Strategic Consulting segment revenues in fiscal 2005 compared to the same period in fiscal 2004 was driven by an increase in the average size of our consulting contracts as well as overall growth in our strategic consulting business and higher utilization of our scientific personnel.

Cost of revenues

The amounts discussed below for costs of license and renewal revenues, cost of services revenues, research and development, sales and marketing, and general and administrative expenses exclude amortization of deferred stock-based compensation.

Total cost of revenues

Total cost of revenues did not change significantly in absolute dollars in fiscal 2005 as compared to fiscal 2004. The decrease as a percentage of revenues in fiscal 2005 as compared to fiscal 2004 reflects increased efficiencies in our services organization and lack of subcontracted software customization expenses in fiscal 2005, compared to fiscal 2004. In addition, in fiscal 2005 intellectual property and third-party licenses costs decreased by $83,000 from fiscal 2004.

Software products segment

Cost of license and renewal revenues. Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $379,000 for fiscal 2005, compared to $759,000 in fiscal 2004. The decrease in cost of license and renewal revenues in fiscal 2005 in absolute dollars is due to no subcontracted software customization expenses in fiscal 2005, as compared to $350,000 in fiscal 2004. In addition, in fiscal 2005 intellectual property and third-party licenses decreased by $83,000 from fiscal 2004. Cost of license and renewal revenues as a percentage of revenues during fiscal 2005 decreased due to the larger relative contribution of our PKS product, which does not carry royalty costs, as well as lower overall support costs.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $1.6 million for fiscal 2005, compared to $1.9 million in fiscal 2004. Cost of services revenue in fiscal 2005 decreased in absolute dollars primarily due to increased efficiencies within the deployment organization. In the first half of fiscal 2004, the software deployment organization had not yet become fully operational.

Strategic consulting segment

Cost of services for our Strategic Consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our Strategic Consulting segment was $5.8 million for fiscal 2005, compared to $5.2 million in fiscal 2004. The increase in cost of services for our Strategic Consulting segment in absolute dollars in fiscal 2005 was primarily attributable to increased headcount and payroll-related costs. The decrease as a percentage of revenues in fiscal 2005 was related to increased efficiencies in our strategic consulting organization.

Operating expenses

Research and development

Research and development expenses consist mainly of payroll, payroll related expenses and consulting expenses.

Software products segment

Research and development expenses did not change significantly in absolute dollars in fiscal 2005, as compared to fiscal 2004. The decrease as a percentage of total revenues for fiscal 2005 is primarily due to an increase in total revenue, while we continued our cost containment efforts.

Strategic consulting segment

The Strategic Consulting segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing and travel related costs.

Total sales and marketing expense

Sales and marketing expenses did not change significantly in absolute dollars in fiscal 2005, as compared to fiscal 2004. Sales and marketing expenses as a percentage of revenues for fiscal 2005 decreased as a result of our ongoing cost containment efforts while revenues have increased. The Software Products and Strategic Consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products segment

Sales and marketing expenses for the Software Products segment were $2.5 million in fiscal 2005, compared to $2.2 million in fiscal 2004. The increase in sales and marketing expense in absolute dollars in fiscal 2005, as compared to fiscal 2004 was primarily the result of approximately $176,000 in payroll and payroll related expenses and $317,000 in the internal allocation of costs, partially offset by a reduction in facilities-related costs of approximately $207,000. The decrease in sales and marketing expenses as a percentage of revenue during fiscal 2005, as compared to fiscal 2004, was related to an increase in total revenue, while we continued our cost containment efforts.

Strategic consulting segment

Sales and marketing expenses for the Strategic Consulting segment were $1.5 million in fiscal 2005, compared to $1.8 million in fiscal 2004. The decrease in expense in absolute dollars was primarily the result of a decrease in the total pool of sales and marketing expenses allocable to the Strategic Consulting segment.

General and administrative

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, legal and accounting fees.

Total general and administrative expense

General and administrative expenses were $4.9 million in fiscal 2005 compared to $4.6 million in fiscal 2004. The increase in absolute dollars during fiscal 2005 as compared to fiscal 2004, was primarily the result of an increase of approximately $249,000 in professional service fees, $213,000 in payroll and payroll related expenses and $140,000 in bad debt expense, offset by a decrease of approximately $176,000 in consulting expense and $143,000 in business insurance expense. General and administrative expenses decreased as a percentage of revenues compared to the same periods in fiscal 2004 as a result of our ongoing cost containment efforts in comparison to revenue growth. General and administrative expenses not specifically associated with corporate initiatives are allocated based on each segment’s revenues as a relative percentage of total revenues. In fiscal 2005, $115,000 of general and administrative expenses were associated with corporate initiatives and not allocated to the segments, compared to $72,000 in fiscal 2004.

Software products segment

General and administrative expenses for the Software Products segment were $2.5 million in fiscal 2005 compared to $2.4 million in fiscal 2004. The increase in general and administrative expense in absolute dollars in fiscal 2005 was primarily the result of professional service fees related to international entities. The allocable costs did not change significantly in absolute dollars or as a percentage mix of revenue for fiscal 2005 compared to fiscal 2004.

Strategic consulting segment

General and administrative expenses for the Strategic Consulting segment were $2.3 million in fiscal 2005 compared to $2.1 million in fiscal 2004. The increase in general and administrative expense in absolute dollars in fiscal 2005 was primarily the result of an increase in the allocation of general and administrative costs to the Strategic Consulting segment as the result of a higher relative percentage of Strategic Consulting segment revenues to total revenues, as well as higher professional fees related to international entities. The allocable costs did not change significantly in absolute dollars or as a percentage mix of revenue for fiscal 2005 compared to fiscal 2004.

Amortization of deferred stock compensation

The deferred stock compensation expenses recorded in fiscal 2004 represent the relative amortization of the difference between the exercise price of certain stock options granted prior to our initial public offering in August 2000 and the then deemed fair value of our common stock, recognized using the graded method over the vesting period of the stock options. As of March 31, 2004, all deferred stock compensation was fully amortized, therefore, there was no amortization of deferred stock compensation in fiscal 2005.

Other income (expense), net

Other income (expense), net, was $125,000 in fiscal 2005 compared to $180,000 in fiscal 2004. The decrease occurred primarily as a result of lower interest expense related to a lower outstanding balance on our term loan partially offset by higher interest income on a higher average cash balance in fiscal 2005. We paid off the outstanding balance of our obligations under capital leases in fiscal 2005.

Provision for income taxes

Year over year comparison for March 31, 2005 (in thousands):

	Years ended
	2005	2004	2003
Provision for income taxes	$133	$81	$82

We recorded income tax provisions of $133,000 and $81,000 for fiscal 2005 and fiscal 2004, respectively, which were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carry forwards. As of March 31, 2005, we had federal and state net operating loss carryforwards of $24.7 million and $9.1 million respectively, which begin to expire in the years 2005 through 2024, if not utilized. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire. We have federal and state research and development tax credit carryforwards of approximately $367,000 and $499,000, respectively. The federal research and development credits begin to expire in 2011 through 2024, and the state credits can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company’s net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. In the year ended March 31, 2005, we completed a review of our historical ownership percentages and concluded that several ownership changes as defined in Internal Revenue Code Section 382 occurred in prior years. As a result of these ownership changes, our ability to utilize carryforwards may be restricted to an annual limitation. This annual limitation could result in the expiration of net operating loss carryforwards and credit carryforwards before utilization. Accordingly, we reduced our deferred tax assets and valuation allowance reported in our consolidated financial statements in the year ended March 31, 2005. We will continue to monitor changes in tax law and rulings from the Internal Revenue Service that may impact the annual limitation placed on our tax attribute carryforwards.

Comparison of Years Ended March 31, 2004 and 2003

Total revenues

Revenue for fiscal 2004 increased approximately 27% to $17.7 million, compared to $14.0 million in fiscal 2003. This increase was primarily attributable to both new and renewal software license revenues, the completion of PKS installations, resulting in an increase in software deployment services, and growth in strategic consulting services due to an increase in our customer base.

Software products segment revenues

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

Service revenues. Software service revenue for fiscal 2004 was $1.5 million compared to $715,000 in fiscal 2003. This increase was attributable to an increase in software deployment and training revenue of $610,000, and an increase of $145,000 in billable expenses related to PKS software deployment projects.

Strategic consulting segment revenues

Strategic Consulting segment revenue in fiscal 2004 was $8.1 million compared to $7.1 million in fiscal 2003. This increase was attributable to $1.0 million of increased revenue related to higher net utilization of our strategic consulting personnel.

Cost of revenues

The amounts discussed below for costs of license and renewal revenues, cost of services revenues, research and development, sales and marketing, and general and administrative expenses exclude amortization of deferred stock-based compensation.

Total cost of revenues

Total cost of revenues in fiscal 2004 increased approximately 24% to $7.8 million, compared to $6.3 million in fiscal 2003. This increase was primarily attributable 27% growth in revenues during fiscal 2004.

Software products segment

Cost of license and renewal revenues. Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $759,000 in fiscal 2004 compared to $629,000 in fiscal 2003. The increase was attributable to $350,000 in absolute dollars of subcontracted software customization expenses, offset partially by a decrease of $154,000 in royalty costs and $85,000 of reduced support expenses related to our restructuring activities in fiscal 2003. The decrease in cost of license and renewal revenues as a percentage of license and renewal revenues from fiscal 2003 to fiscal 2004 was due to the larger relative contribution of our PKS product, which does not carry royalty costs, and lower overall support costs as a result of our fiscal 2003 restructuring activities.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $1.9 million for fiscal 2004, compared to $664,000 million in fiscal 2003. The increase was primarily attributable to a full year of costs related to the establishment and ramp-up of our software deployment organization, which was initiated in the second half of fiscal 2003 in response to customer demand.

Strategic consulting segment

Cost of Strategic Consulting segment revenues was $5.2 million in fiscal 2004 compared to $5.0 million in fiscal 2003. The slight increase was primarily attributable to revenue growth offset by improved efficiencies in our Strategic Consulting segment during fiscal 2004.

Research and development

Software products

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

Sales and marketing

Total sales and marketing expense

Sales and marketing expenses were $4.0 million in fiscal 2004 compared to $6.7 million in fiscal 2003. The decrease resulted primarily from reductions of $1.5 million in headcount-related expenses, $559,000 in facilities and depreciation expense, $301,000 in travel expenses, and $215,000 in corporate marketing and investor relations expenses, each as a result of reduced headcount and cost reduction measures related to our restructuring actions in fiscal 2003. The Software Products and Strategic Consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts.

Software products segment

Sales and marketing expenses for the Software Products segment were $2.2 million in fiscal 2004, compared to $4.7 million in fiscal 2003. The decrease was mainly due to headcount reduction as well as decreases in facilities and depreciation expense and corporate marketing and investor relations expenses, each as a result of reduced headcount and cost reduction measures related to our restructuring actions in fiscal 2003, discussed below. In addition, the mix of allocable costs described above increased due to a larger percentage of software revenue during fiscal 2004 compared to fiscal 2003.

Strategic consulting segment

Sales and marketing expenses for the Strategic Consulting segment were $1.8 million in fiscal 2004, compared to $2.0 million in fiscal 2003. The decrease was mainly attributable to headcount reduction as well as decreases in facilities and depreciation expense, travel and corporate marketing and investor relations expense associated with cost reduction measures related to restructuring actions in fiscal 2003, discussed below. In addition, the mix of allocable costs described above decreased due to a smaller percentage of strategic consulting revenue during fiscal 2004 compared to fiscal 2003.

General and administrative

Total general and administrative expense

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

Software products segment

General and administrative expenses for the Software Products segment were $2.4 million in fiscal 2004 compared to $3.1 million in fiscal 2003. The decrease was primarily related to reductions of headcount-related expenses and facilities and depreciation expenses related to our restructuring activities in fiscal 2003, discussed below. In addition, the mix of allocable costs described above increased due to a larger percentage of software revenue during fiscal 2004 compared to fiscal 2003.

Strategic consulting segment

General and administrative expenses for the Strategic Consulting segment were $2.1 million in fiscal 2004 compared to $3.2 million in fiscal 2003. The decrease was primarily related to reductions of headcount-related expenses and facilities and depreciation expenses related to our restructuring activities in fiscal 2003, discussed below. In addition, the mix of allocable costs described above decreased due to a smaller percentage of strategic consulting revenue during fiscal 2004 compared to fiscal 2003.

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

Other income (expense), net. Other income (expense), net, was $180,000 in fiscal 2004 compared to $289,000 in fiscal 2003. The decrease occurred primarily as a result of lower interest income on a smaller average balance of cash and short-term investments in fiscal 2004, as well as lower interest expense related to a lower outstanding balance on our term loan. We continued to reduce the outstanding balance of our obligations under capital leases in fiscal 2004.

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	Years Ended March 31,		Percentage of Dollar Change Year Over Year
	2005	2004	2005/2004
Cash and cash equivalents	$10,579	$10,027	6%

Working capital	$3,332	$2,082	60%

Cash flows from operating activities	$1,984	$992	100%

Cash flows from investing activities	$(479)	$(237)	102%

Cash flows from financing activities	$(962)	$(1,603)	(40)%

Cash and Cash Equivalents. As of March 31, 2005, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The increase in our cash and cash equivalents in fiscal 2005 was primarily due to increased profitability of the Company and $185,000 from stock option exercises. During fiscal 2005, revenue increased by 27% and we improved to a net income position of $2.7 million from a net loss position of $2.0 million in fiscal 2004. We have been able to keep operating costs relatively flat during fiscal 2005 as compared to fiscal 2004 while growing revenue, which resulted in the overall cash increase. Our working capital, defined as current assets less current liabilities, increased primarily due to a combination of cash provided to fund operations and an increase in accounts receivables from customers.

Cash Flows From Operating Activities. Cash flows provided by operating activities increased in fiscal 2005 as compared to fiscal 2004 primarily due to net income, partially offset by increases in accounts receivable and decreases in deferred revenue. As discussed above, we have achieved overall growth in revenues over previous years. This growth combined with our ongoing cost containment efforts has resulted in a profitable fiscal 2005 compared to a loss in fiscal 2004. Cash flows provided by operating activities in fiscal 2004 were primarily attributable to net losses partially offset by decreases in non-cash charges for depreciation and amortization of deferred stock compensation, and increases in accounts receivable, accrued compensation, other assets and deferred revenue.

Cash Flows From Investing Activities. Cash flows used in investing activities during fiscal 2005 primarily related to the investment in a new financial system that we began implementing during the fourth quarter of fiscal 2005. Cash flows used in investing activities in fiscal 2004 relate to purchases of capital equipment necessary for our ongoing operations.

Cash Flows From Financing Activities. Cash flows used in financing activities were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders offset by proceeds from the issuance of notes payable to Silicon Valley Bank. Cash flows used in financing activities in fiscal 2004 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. In June 2001, we extended and enhanced our previously unused credit facilities with Silicon Valley Bank, providing up to $7.5 million available under three different facilities. All had rates which were based on the prime interest rate plus one point or plus 1.25 points. The term loan facility of $3.5 million was fully utilized in fiscal 2002 and was payable, beginning in July 2002, over the succeeding four years, ending June 2006. During fiscal 2005 we also utilized an additional term loan of $300,000, which is payable beginning in March 2005, over the succeeding three years ending in February 2008.

As of March 31, 2005, we had $2.4 million remaining to be paid on our term loan facility, having paid $1.1 million during fiscal 2005 in principle and interest to Silicon Valley Bank. Of the remaining balance, $975,000 is due and payable in the 12 months after March 31, 2005, with the remaining $410,000 due through fiscal 2008. We also continued to utilize $1.0 million of our accounts receivable line of credit facilities.

In May 2004, we renegotiated, extended and expanded our credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005; net income of at least $1.00 in the remaining three quarters of fiscal 2005; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. Interest is accrued at 0.05% above prime and is payable monthly from the date of borrowing. In May 2005, the revolving credit facility was extended until July 2005. Certain of our assets, excluding intellectual property, secure both facilities.

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

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During fiscal 2005, we paid $508,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of March 31, 2005. On June 1, 2004 (the “Valuation Date”), at the election of a Series A Preferred stockholder, instead of cash we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to a Series A Preferred stockholder.

Contractual Commitments. As of March 31, 2005, we had operating leases of our facilities and certain property and equipment that expire at various times through fiscal years 2005 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During fiscal 2005, we recorded rent expense related to these arrangements of $595,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of March 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years
Redeemable convertible preferred stock (1)	$1,310	$582	$728	$—
Notes payable	2,462	2,037	425	—
Operating leases (gross)	1,104	237	504	363

Total commitments	$4,876	$2,856	$1,657	$363

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur, our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subject to conjecture. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem. We also refer the reader to the discussion of the redeemable convertible preferred stock in Note 8 of the Notes to Consolidated Financial Statements.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing the business to achieve positive cash flow utilizing existing assets. We have maintained relatively flat operating expenses through cost containment efforts over the past several fiscal years and although we generated positive operating cash flow for fiscal 2005 and 2004, there is no assurance that we can continue to do so. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2006.

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

Recent Accounting Pronouncements

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board, or FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of Statement 123R is encouraged. A component of SFAS 123(R) includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options we will adopt will be made at a later date. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

We commenced our operations in April 1995 and incurred net losses for every fiscal year until attaining profitability in fiscal 2005. We achieved profitability in the fourth quarter of fiscal 2004 and have maintained profitability through fiscal 2005. As of March 31, 2005, we had an accumulated deficit of $77.0 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

Our quarterly operating results may fluctuate significantly and may not be predictive of future financial results.

Our quarterly operating results may fluctuate in the future, and may vary from investors’ expectations, depending on a number of factors, including:

•	Variances in demand for our products and services;

•	Timing of the introduction of new products or services and enhancements of existing products or services;

•	Our ability to complete fixed-price service contracts without committing additional unplanned resources;

•	Unanticipated changes in the capacity of our services organization;

•	Delays or deferrals of customer implementations of our software products;

•	Delays or deferrals of client drug development processes;

•	The tendency of some of our customers to wait until the end of a fiscal quarter or fiscal year in the hope of obtaining more favorable terms;

•	Changes in industry conditions affecting our customers, including industry consolidation; and

•	Our ability to realize operating efficiencies through restructuring or other actions.

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

In the past we have taken actions intended to reduce our expenses on an annualized basis. Our cost reduction measures have left us with less excess capacity to deliver our products and services. If there is a significant increase in demand from what we estimate, it will take us longer to address this demand, which would limit our ability to grow our business and sustain profitability.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In fiscal 2005, software license revenue accounted for 43% of our total revenues. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

An increase in service revenue as a percentage of total revenues, or a decrease in software license revenue as a percentage of total revenues, may decrease our overall margins.

We realize lower margins on services than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our deployment organization or internal scientific staff. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be impacted. In the last three fiscal years, although services revenue has increased in absolute dollars, it has decreased as a percentage of total revenues from 56% in fiscal 2003 to 54% in fiscal 2004 and remained relatively flat at 57% in fiscal 2005. During the same time period, services costs as a percentage of services revenues have remained consistent at 73% in fiscal 2003 and fiscal 2004, with a decrease to 58% occurring in fiscal 2005. Overall gross margin has increased from 55% in fiscal 2003 to 66% in fiscal 2005, as an increasing percentage of our total revenues is attributable to software revenue.

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

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2005, 2004 and 2003 sales to our top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 62%, 50% and 50% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for fiscal 2005, 2004, and 2003 were approximately 22%, 29% and 23%, respectively. We have a total of 11 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

•	Disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes and work stoppages;

•	Difficulties and costs of staffing and managing foreign operations;

•	The impact of recessions or inflation in economies outside the United States;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Reduced protection for intellectual property rights in some countries;

•	Potential adverse tax consequences, including higher tax rates generally in Europe;

•	Tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	Unexpected changes in regulatory requirements of foreign countries, especially those with respect to software, pharmaceutical and biotechnology companies; and

•	Fluctuations in the value of currencies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm have issued an attestation report on management’s assessment of such internal control. PCAOB Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are in the process of system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, and those weaknesses are not appropriately remediated prior to March 31, 2007, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2007 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new PCAOB Auditing Standard No. 2. If we are not able to comply with the requirements of Section 404 in a timely manner or if our independent registered public accounting firm is not able to complete the procedures required by Audit Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

The market price of our common stock has been lower than the required minimum bid price for relistment on Nasdaq, and the reduced trading volumes that we currently experience may prevent our stock from reaching the required minimum bid price for Nasdaq relistment. Additionally, our current stockholder’s deficit balance and our history of net losses may make it difficult for us to relist on Nasdaq at any point in the near future, if at all. We may be required to restructure our capital or debt structure, including our redeemable convertible preferred stock, in order to relist on Nasdaq. There is no guarantee that we would be able to effect such restructuring under terms as favorable as our current equity and debt, if at all.

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

For instance, during fiscal 2005 the price of our common stock closed as low as $0.75 and as high as $2.03 per share. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Insiders continue to hold a majority of our stock, which may negatively affect your investment.

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of March 31, 2005. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We have no holdings of derivative financial or commodity-based instruments at March 31, 2005.

A review of our other financial instruments and risk exposures at that date revealed that we have exposure to interest rate and foreign currency exchange rate risks. At March 31, 2005, we performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates would not materially affect our financial position, results of operations or cash flows.

We have operated primarily in the United States and all funding activities and sales have been denominated in U.S. dollars. Accordingly, we have no material exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of United States interest rates. As of March 31, 2005, we did not hold any short-term investments and therefore we believe that there is no material market risk exposure. As of March 31, 2005, our cash and cash equivalents consisted primarily of demand deposits and money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2005.

	Quarters Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share amounts)
FISCAL 2005
Revenues	$5,034	$5,072	$6,462	$6,025
Cost of revenues	1,844	1,814	1,948	2,155
Gross profit	3,190	3,258	4,514	3,870
Income from operations	134	487	1,490	880
Net (loss) income attributable to common stockholders	(81)	276	1,266	662
Net (loss) income per common share attributable to common stockholders, basic	$0.00	$0.01	$0.07	$0.03
Net (loss) income per common share attributable to common stockholders, diluted	$0.00	$0.01	$0.05	$0.03

FISCAL 2004
Revenues	$3,727	$4,017	$4,583	$5,403
Cost of revenues	1,838	1,714	2,084	2,157
Gross profit	1,889	2,303	2,499	3,245
(Loss) income from operations	(1,322)	(496)	(272)	354
Net (loss) income attributable to common stockholders	(1,624)	(984)	(472)	90
Net (loss) income per common share attributable to common stockholders, basic and diluted	$(0.09)	$(0.05)	$(0.02)	$0.00

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pharsight Corporation

We have audited the accompanying consolidated balance sheets of Pharsight Corporation as of March 31, 2005 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharsight Corporation at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Jose, California

April 28, 2005

/s/ Ernst & Young LLP

PHARSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,579	$10,027
Accounts receivable, net of allowance for doubtful accounts of $94 and $14 at March 31, 2005 and 2004, respectively	4,809	3,770
Unbilled accounts receivable	—	50
Prepaids and other current assets	594	670

Total current assets	15,982	14,517
Property and equipment, net	604	495
Other assets	236	282

Total assets	$16,822	$15,294

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$862	$407
Accrued expenses	754	522
Accrued compensation	1,881	1,589
Deferred revenue	7,178	7,987
Current portion of notes payable	1,975	1,875
Current portion of capital lease obligations	—	55

Total current liabilities	12,650	12,435

Deferred revenue, long term portion	126	516
Notes payable, less current portion	410	1,094

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at March 31, 2005 and March 31, 2004
Issued and outstanding shares—1,869,085 and 1,850,943 at March 31, 2005 and 2004, respectively (1,814,662 designated as Series A at March 31, 2005 and March 31, 2004 and 54,423 and 36,281 designated as Series B at March 31, 2005 and March 31, 2004, respectively)—Aggregate redemption and liquidation value—$7,491	6,266	6,164

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at March 31, 2005 and 2004
Issued and outstanding shares—none at March 31, 2005 and 2004
Common stock, $0.001 par value:
Authorized shares—120,000,000 at March 31, 2005 and 2004
Issued and outstanding shares—19,332,939 and 19,058,453 at March 31, 2005 and 2004, respectively	19	19
Additional paid-in capital	74,360	74,784
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(76,985)	(79,718)

Total stockholders’ deficit	(2,630)	(4,915)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$16,822	$15,294

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2005	2004	2003
Revenues:
License	$4,874	$3,833	$3,559
Renewal	4,618	4,183	2,556
Maintenance	298	129	29
Services	12,803	9,585	7,824

Total revenues	22,593	17,730	13,968

Costs of revenues
License, renewal, maintenance	379	759	629
Services	7,382	7,034	5,673

Total costs of revenues	7,761	7,793	6,302

Gross margin	14,832	9,937	7,666

Operating expenses:
Research and development	2,932	2,899	3,934
Sales and marketing	3,983	3,986	6,738
General and administrative	4,926	4,590	6,287
Amortization of deferred stock compensation	—	198	1,322
Restructuring costs	—	—	556

Total operating expenses	11,841	11,673	18,837

Income (loss) from operations	2,991	(1,736)	(11,171)

Other income (expense):
Interest expense	(150)	(202)	(335)
Interest income	59	38	108
Other expense	(34)	(16)	(62)

Total other income (expense)	(125)	(180)	(289)

Income (loss) before income taxes	2,866	(1,916)	(11,460)
Provision for income taxes	(133)	(81)	(82)

Net income (loss)	2,733	(1,997)	(11,542)

Preferred stock dividends	(610)	(654)	(375)
Deemed dividend to preferred stockholders	—	(339)	(246)

Net income (loss) attributable to common stockholders	$2,123	$(2,990)	$(12,163)

Earnings per share attributable to common stockholders:
Basic	$0.11	$(0.16)	$(0.65)

Diluted	$0.10	$(0.16)	$(0.65)

Shares used to compute earnings per share attributable to common stockholders:
Basic	19,122	19,051	18,800

Diluted	28,509	19,051	18,800

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2002	—	$—	18,759	$19	$74,754	$(1,813)	$(1)	$(96)	$(66,179)	$6,684
Issuance of common stock under employee benefit plans, net of repurchases	—	—	131	—	55	—	—	—	—	55
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $268, and discount of $1,870	1,815	5,362	—	—	1,870	—	—	—	—	1,870
Deemed dividend to Series A redeemable convertible preferred stockholders	—	246	—	—	(246)	—	—	—	—	(246)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(375)	—	—	—	—	(375)
Amortization of deferred stock compensation	—	—	—	—	—	1,322	—	—	—	1,322
Reversal of deferred stock compensation for terminated employees	—	—	—	—	(139)	139	—	—	—	—
Issuance of options in consideration for service	—	—	—	—	8	—	—	—	—	8
Issuance of common stock to officer	—	—	163	—	—	—	—	—	—	—
Repayment of stockholder note receivable	—	—	—	—	—	—	—	96	—	96
Comprehensive loss:
Unrealized income on short-term investments	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	(11,542)	(11,542)

Total comprehensive loss										(11,541)

Balance at March 31, 2003	1,815	5,608	19,053	19	75,927	(352)	—	—	(77,721)	(2,127)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	5	—	4	—	—	—	—	4
Issuance of Series B redeemable convertible preferred stock	36	217	—	—	(217)	—	—	—	—	(217)
Deemed dividend to Series A redeemable convertible preferred stockholders	—	339	—	—	(339)	—	—	—	—	(339)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(437)	—	—	—	—	(437)
Amortization of deferred stock compensation	—	—	—	—	—	198	—	—	—	198
Reversal of deferred stock compensation upon cancellation of unvested options	—	—	—	—	(154)	154	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,997)	(1,997)

Balance at March 31, 2004	1,851	6,164	19,058	19	74,784	—	—	—	(79,718)	(4,915)

PHARSIGHT CORPORATION

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2004	1,851	$6,164	19,058	$19	$74,784	$—	$—	$—	$(79,718)	$(4,915)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	275	—	186	—	—	—	—	186
Issuance of Series B redeemable convertible preferred stock	18	102	—	—	(102)	—	—	—	—	(102)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(508)	—	—	—	—	(508)
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	—	(24)	—	—	(24)
Net income	—	—	—	—	—	—	—	—	2,733	2,733

Total comprehensive income										2,709

Balance at March 31, 2005	1,869	$6,266	19,333	$19	$74,360	$—	$(24)	$—	$(76,985)	$(2,630)

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net Income (loss)	$2,733	$(1,997)	$(11,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred stock compensation	—	198	1,322
Depreciation and amortization	338	919	1,737
Restructuring charges	—	—	10
Issuance of options in consideration for services	—	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	(1,039)	(1,659)	518
Unbilled accounts receivable	50	142	(32)
Prepaids and other current assets	122	305	(45)
Other assets	—	(38)	(359)
Accounts payable	455	(228)	(29)
Accrued expenses	232	(564)	(817)
Accrued compensation	292	391	(632)
Deferred revenue	(1,199)	3,523	1,568

Net cash provided by (used in) operating activities	1,984	992	(8,293)

Cash Flows From Investing Activities:
Purchases of property and equipment	(449)	(237)	(216)
Maturities of short-term investments	—	—	2,995
Transfer from restricted cash	—	—	150

Net cash (used in) provided by investing activities	(449)	(237)	2,929

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	300	—	750
Principal payments on notes payable	(884)	(875)	(1,406)
Principal payments on capital lease obligations	(55)	(295)	(660)
Proceeds from the issuance of common stock	185	4	55
Payments made on notes receivable from stockholders	—	—	96
Net proceeds from the issuance of redeemable convertible preferred stock	—	—	7,232
Dividends paid to preferred stockholders	(508)	(437)	(326)

Net cash (used in) provided by financing activities	(962)	(1,603)	5,741

Effect of exchange rate changes on cash and cash equivalents	(21)	—	—
Net increase (decrease) in cash and cash equivalents	552	(848)	377
Cash and cash equivalents at the beginning of the year	10,027	10,875	10,498

Cash and cash equivalents at the end of the year	$10,579	$10,027	$10,875

Supplemental disclosures of non cash activities
Reversal of deferred stock compensation upon cancellation of unvested stock options	$—	$154	$139

Discount on redeemable convertible preferred stock	$—	$—	$(1,870)

Amortization of deemed dividend to preferred stockholders	$—	$339	$246

Issuance of dividend to preferred stockholders in form of stock	$102	$217	$—

Accrued preferred stock dividend	$48	$48	$49

Supplemental disclosure of cash flow information
Cash paid for interest	$150	$202	$329

Cash paid for income taxes	$41	$152	$36

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in data repositories. Both of the Company’s software products and its services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Pharsight Corporation was incorporated in California on April 4, 1995 and reincorporated in Delaware in June 2000.

Pharsight operates in two operating segments, which are also its reportable segments: Software Products and Strategic Consulting. These segments were determined based on how management and the Company’s Chief Operating Decision Maker, CODM, who is the Company’s chief executive officer, view and evaluate the business.

As of March 31, 2005, Pharsight had working capital (the excess of total current assets over total current liabilities) of $3.3 million and had a stockholders’ deficit of $2.6 million. During 2005, Pharsight generated cash and cash equivalents from operating activities of approximately $2.0 million. The net increase in cash from operating, investing and financing activities in 2005 was approximately $0.6 million. Pharsight is committed to the successful execution of its operating plan and will take continued actions as necessary to ensure the Company’s cash resources are sufficient to sustain Pharsight’s working capital requirements at least through fiscal 2006.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Pharsight and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

Pharsight’s financial statements are prepared in accordance with U.S. generally accepted accounting principles or GAAP. These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which they rely are reasonable based upon information available to them at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported as a separate component of stockholders’ equity. Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

Allowance for Doubtful Accounts

Pharsight maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate provision for losses resulting from collecting less than the full payment on its outstanding receivables. The Company makes judgments as to its ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made, in part, based upon a specific review of all significant outstanding invoices. Beginning in the third quarter of fiscal 2004, a component of the allowance attributable to invoices not specifically reviewed was also recorded based on differing percentage rates based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition

Pharsight’s revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and (2) services related to scientific and training consulting and software deployment. Additionally, in fiscal 2003 Pharsight had an insignificant amount of revenue from subscriptions related to its information products.

Pharsight’s revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (or “SOP 97-2”) as amended. For each arrangement, Pharsight determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, the Company defers revenue recognition until such time as all of the criteria are met. The Company does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If the Company does not consider collectibility to be probable, they defer recognition of revenue until the fee is collected.

Pharsight has contracts from which it receives solely license and renewal fees consisting of one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS. The Company does not have vendor specific objective evidence to allocate the fee to the separate elements, as it does not sell PCS separately. The Company, therefore, did not present this PCS revenue separately, and they do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. The Company recognizes each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

For arrangements consisting solely of services, Pharsight recognizes revenue as services are performed. Arrangements for services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, the Company recognizes revenue as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect the Company’s estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Pharsight enters into arrangements consisting of one-year licenses (bundled with PCS), renewal fees and scientific consulting services. The scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, in that they are not essential to the functionality of the delivered software, are described separately in the arrangement and are sold separately. The Company recognizes license revenues, including license revenue from bundled PCS, on a straight line basis over the PCS term. The Company recognizes revenues from scientific consulting services as these services are provided or upon their acceptance, if applicable. The Company has established vendor specific objective evidence for services, therefore they recognize revenue when services are performed or completed. Vendor specific objective evidence of fair value of scientific services for purposes of revenue recognition in these multiple element arrangements is based on daily rates for different levels of consultants and out-of-pocket expenses.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pharsight also has arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of the software products, the Company recognizes revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. The Company currently does not have vendor specific objective evidence for PCS, however, revenues from maintenance renewals on perpetual licenses are classified as maintenance revenue on the accompanying statements of operations.

The Company has one international distributor. There is no right of return or price protection for sales to the international distributor. Revenue on sales to this distributor is recognized ratably over the license term when the software is delivered to the distributor and other revenue recognition criteria are met. Revenue from this distributor in fiscal 2005 was less than 2% of the Company’s total revenues. Revenues from this distributor for fiscal 2004 and 2003 were less than 3% and 2% of total revenues, respectively.

Deferred Revenue

Deferred revenue is comprised of license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes license and service fees for arrangements that include significant implementation services, which have not yet been completed. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods on or after April 1, 2006.

The principal components of deferred revenue at March 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
License fees	$2,625	$4,724
Renewals	2,975	2,547
Training	29	41
Maintenance	524	345
Services	1,151	846

Total deferred revenue	$7,304	$8,503

Short term deferred revenue	$7,178	$7,987
Long term deferred revenue	126	516

Total deferred revenue	$7,304	$8,503

Shipping Costs

The Company’s shipping and handling costs are included under cost of license and renewal for all periods presented.

Research and Development

Pharsight capitalizes eligible computer software costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2005 and 2004, there were no such internal capitalizable costs. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Pharsight expenses the cost of advertising as incurred. These costs were insignificant in all periods presented.

Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stock is computed by dividing net income or loss attributable to common stockholders for the period by the weighted-average number of shares of vested common stock (i.e. not subject to a right of repurchase) outstanding during the period.

Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income attributable to common stockholders for the period by the weighted-average number of shares of vested common stock outstanding and, where dilutive, weighted average number of shares of unvested common stock outstanding. Diluted net income (loss) per common share attributable to common stock also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants to purchase common stock using the treasury stock method, and convertible preferred stock using the as-if-converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended March 31,
	2005	2004	2003
Net income (loss)	$2,733	$(1,997)	$(11,542)
Preferred stock dividend	(610)	(654)	(375)
Deemed dividend to preferred stockholders	—	(339)	(246)

Net income (loss) attributable to common stockholders for basic computation	$2,123	$(2,990)	$(12,163)

Dilutive effect of preferred stock dividends	610	—	—
Net income (loss) attributable to common stockholders after assumed conversions for diluted computation	$2,733	$(2,990)	$(12,163)

Weighted average common shares outstanding	19,122	19,054	18,843
Less weighted average common shares subject to repurchase	—	(3)	(43)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders for basic computation	19,122	19,051	18,800

Dilutive effect of:
Stock options and stock-based awards	1,922	—	—
As-if-converted preferred stock	7,465	—	—

Dilutive weighted-average common shares outstanding	28,509	19,051	18,800

Net income (loss) per share attributable to common stockholders
Basic	$0.11	$(0.16)	$(0.65)

Diluted	$0.10	$(0.16)	$(0.65)

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share in 2004 and 2003 for all periods presented as the effect of including such shares would be antidilutive due to the net loss recorded in each period presented.

The number of potential common shares excluded from the calculation of net income (loss) per share attributable to common stockholders at March 31, 2005, 2004 and 2003 is detailed in the following table (in thousands):

	March 31,
	2005	2004	2003
Outstanding options	2,244	3,531	3,113
Warrants	155	2,091	2,091
Redeemable convertible preferred stock	—	7,404	7,259

	2,399	13,026	12,463

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company has elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Years Ended March 31,
	2005	2004	2003
Net income (loss) attributable to common stockholders, as reported	$2,123	$(2,990)	$(12,163)
Add back:
Stock-based employee compensation included in reported net income (loss)	—	198	1,322
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(670)	(755)	(2,305)

Pro forma net income (loss) attributable to common stockholders	$1,453	$(3,547)	$(13,146)

Basic net income (loss) per share attributable to common stockholders
As reported	$0.11	$(0.16)	$(0.65)

Pro forma	$0.08	$(0.19)	$(0.70)

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.10	$(0.16)	$(0.65)

Pro forma	$0.07	$(0.19)	$(0.70)

The Company estimates the fair value of its options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different than those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2005	2004	2003	2005	2004	2003
Expected life (years)	0.50	0.49	0.50	3.25	3.77	3.74
Expected stock price volatility	1.22%	200.0%	307.0%	204.8%	210.8%	198.0%
Risk-free interest rate	3.13%	1.00%	1.64%	3.96%	1.82%	2.58%

In conjunction with the transfer of its securities from the Nasdaq National Market to the Over-The-Counter Bulletin Board system and in accordance with the terms of the Employee Stock Purchase Plan, the Company suspended new offerings under the Employee Stock Purchase Plan from January 2003 until February 2004, at which time the shares could be issued pursuant to a permit under applicable state laws.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the amount of amortization of deferred stock compensation excluded from certain costs and expenses in the Statements of Operations:

	Years Ended March 31,
	2005	2004	2003
License and renewal	$—	$21	$84
Services	—	3	11
Research and development	—	95	80
Sales and marketing	—	68	287
General and administrative	—	11	860

Total	$—	$198	$1,322

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized foreign exchange gains or losses.

Recent Accounting Pronouncements

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of Statement 123R is encouraged. A component of SFAS 123(R) includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options the Company will adopt will be made at a later date. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2005	2004
Furniture and fixtures	$227	$249
Computers and equipment	5,811	5,386
Leasehold improvements	161	161

	6,199	5,796
Accumulated depreciation and amortization	(5,595)	(5,301)

	$604	$495

Property and equipment includes assets acquired under capital lease obligations with a cost of $2.1 million and $2.1 million at March 31, 2005 and 2004, respectively, and accumulated amortization of $2.1 million and $2.0 million at March 31, 2005 and 2004, respectively.

Depreciation expense was $263,000, $827,000, and $1.3 million for the years ended March 31, 2005, 2004, and 2003, respectively.

Amortization expense of assets acquired under capital lease obligations was $75,000, $92,000, and $410,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

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

Pharsight sells its products and services primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers’ financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. To date, Pharsight has not experienced any significant losses with respect to these balances. For the year ended March 31, 2005, Pharsight wrote-off $120,000 against the allowance for doubtful accounts. For the year ended March 31, 2004, Pharsight wrote off $11,000 against the allowance for doubtful accounts. For the year ended March 31, 2003, there was no write-off to the allowance for doubtful accounts.

The Company receives a substantial majority of its revenue from a limited number of customers. For fiscal 2005, 2004 and 2003 sales to the Company’s top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 62%, 50% and 50% of total revenue, respectively. One customer accounted for 25%, 16% and 18% of total revenues for the years ended March 31, 2005, 2004, and 2003, respectively. Another customer accounted for 20% and 11% of total revenues for the years ended March 31, 2005 and 2004, respectively.

Three customers comprised 35%, 15% and 10% of accounts receivable at March 31, 2005. Two customers comprised 22% and 20% of accounts receivable at March 31, 2004.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt

Capital Leases. Pharsight has entered into various noncancelable capital lease agreements for equipment and software. Capital lease obligations represent the present value of future rental payments under these leases. All capital leases were paid off by the end of fiscal 2005.

Credit Facilities. In June 2001, the Company extended and enhanced its previously unused credit facilities with Silicon Valley Bank, providing up to $7.5 million available under three different facilities. All had rates which were based on the prime interest rate plus one point or plus 1.25 points. The term loan facility of $3.5 million was fully utilized in fiscal 2002 and was payable, beginning in July 2002, over the succeeding four years, ending June 2006. During fiscal 2005 the Company also utilized an additional term loan of $300,000 which is payable, beginning in March 2005, over the succeeding three years, ending in February 2008. The interest rate on the new loan is 1.25% over Prime (5.75% at March 31, 2005).

As of March 31, 2005, the Company had $2.4 million remaining to be paid on its term loan facility, having paid $1.1 million during fiscal 2005 to Silicon Valley Bank. Of the remaining balance, $975,000 is due and payable in the 12 months immediately after March 31, 2005, with the remaining $410,000 due through fiscal 2008. The Company also continued to utilize $1.0 million of its accounts receivable line of credit facilities.

In May 2004, the Company renegotiated, extended and expanded its credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $500,000 in the first quarter of fiscal 2005; net income of at least $1.00 in the remaining three quarters of fiscal 2005; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. The Company was in compliance with each of these covenants as of March 31, 2005. Interest is accrued at 0.05% above prime and is payable monthly from the date of borrowing. In May 2005, the revolving credit facility was extended until July 2005. Certain of the Company’s assets, excluding intellectual property, secure both facilities.

Future minimum payments under the Company’s term loans at March 31, 2005 are as follows (in thousands):

Notes Payable
2006	$2,037
2007	331
2008	94

Total minimum payments	2,462
Less amounts representing interest	(77)

Present value of minimum payments	2,385
Less current portion	(1,975)

Long-term portion	$410

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Commitments and Contingencies

Operating Leases

Pharsight leases its office facilities and certain equipment under noncancelable operating leases expiring through 2011. Minimum annual rental commitments at March 31, 2005 are as follows (in thousands):

Cash Commitments
2006	$237
2007	163
2008	168
2009	173
2010 and thereafter	363

Total minimum payments	$1,104

Sublease income, excluding sublease income related to a facility under the restructurings, for the year ended March 31, 2003, was approximately $309,000. These amounts have been reflected as a reduction of operating expenses. The Company had no sublease income in fiscal 2004 or fiscal 2005.

Rent expense, net of sublease income, was $595,000, $598,000, and $1,265,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of March 31, 2005 and 2004.

7. Restructuring Charge

During the year ended March 31, 2002, the Company implemented a restructuring program, which was announced in November 2001 (the “November 2001 Restructuring”), to better align operating expenses with anticipated revenues. The Company recorded a $676,000 restructuring charge, which consisted of $402,000 in

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility exit costs, $253,000 in personnel severance costs and $21,000 in other exit costs. The November 2001 Restructuring resulted in the reduction in force across all company functions of approximately 14% of its workforce, or 20 employees. As of March 31, 2002, all 20 employees had been terminated as a result of the program.

During the year ended March 31, 2003, the Company announced that they were taking two additional actions intended to help further reduce operating expenses across all non-core functional areas. These actions were announced and initiated in July 2002 (the “July 2002 Restructuring”) and November 2002 (the “November 2002 Restructuring”). The July 2002 Restructuring included a total reduction of approximately 15% of its workforce, or 18 employees. All 18 employees had been terminated as of March 31, 2003. The November 2002 Restructuring included a total reduction of approximately 20% of its workforce, or 19 employees and the closure of two remote office locations. As of March 31, 2003, all 19 employees had been terminated. In July 2002 and November 2002, the Company recorded $324,000 and $364,000 in restructuring charges, respectively, representing employee severance costs and facility exit costs. All actions under the plans were completed as of September 30, 2003 and there are no remaining obligations.

The following table depicts the restructuring activity during the year ended March 31, 2004 (in thousands):

Category	Balance at March 31, 2003	Cash Expenditures	Balance at March 31, 2004
November 2001 Restructuring
Vacated facilities and operating assets	$16	$(16)	$—

July 2002 Restructuring
Employment related	45	(45)	—

November 2002 Restructuring
Vacated Facilities	23	(23)	—

Total	$84	$(84)	$—

The following table depicts the restructuring activity during the year ended March 31, 2003 (in thousands):

Category	Balance at March 31, 2002	Additions	Expenditures		Adjustments	Balance at March 31, 2003
			Cash	Non-Cash
November 2001 Restructuring
Vacated facilities and operating assets	$243	$—	$(169)	$—	$(58)	$16
Other costs	6	—	—	(2)	(4)	—

July 2002 Restructuring
Employment related	—	324	(212)	—	(67)	45

November 2002 Restructuring
Employment related	—	293	(290)	—	(3)	—
Vacated Facilities	—	71	(40)	(8)	—	23

Total	$249	$688	$(711)	$(10)	$(132)	$84

8. Preferred Stock

As of March 31, 2005 Pharsight is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors designated 2,000,000 shares as Series A preferred stock and 1,200,000 shares as Series B preferred

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock. The Board of Directors may determine the rights and preferences of the remaining 1,800,000 shares of preferred stock, subject to limitations provided pursuant to the terms of the Series A and Series B preferred stock.

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

Dividends

The holders of the Series A Preferred are entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. During fiscal 2005, at the election of the Series A holders, the Company issued a stock dividend in the form of 18,142 shares of Series B Preferred Stock to a Series A holder.

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

Liquidation Preference

In the event of any liquidation or winding up of Pharsight, the holders of the Preferred Stock shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends or (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of the Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of Pharsight in which the Company’s stockholders do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of the Company’s assets, shall be deemed to be a liquidation.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amount representing the Series A Preferred with total gross proceeds of $7.5 million was discounted by a total of $2.1 million, including $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $268,000 representing issuance costs. The amounts allocated in determining the discount were computed on a relative fair value basis. After reducing the proceeds by the value of the Warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price for each of the two closings was compared to the fair market value of the Company’s common stock on June 26, 2002 (the date of issuance of the Series A Preferred) and September 6, 2002 (the date of the stockholder vote approving the second closing) that resulted in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of its common stock and the deemed conversion price.

The net discounted value for the Series A Preferred of $5.6 million was recorded as a long-term liability as of March 31, 2003 with the corresponding aggregate value of the Warrants and the beneficial conversion feature of $1.9 million ($1.3 million plus $585,000) recorded as additional-paid-in-capital within equity.

There were no deemed dividends recorded by the Company for the year ended March 31, 2005. Deemed dividends were recorded by the Company for the year ended March 31, 2004 totaling approximately $339,000, representing accretion of the discount resulting from the value of the beneficial conversion feature. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were approximately $610,000 and $654,000 for the years ended March 31, 2005 and 2004. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Series B Redeemable Convertible Preferred Stock

On March 1, 2004 (the “Valuation Date”), the Company issued a dividend in the form of 36,281 shares of Series B Preferred Stock to its Series A holders, at the election of the Series A holders. Also on June 1, 2004, the Company issued a dividend in the form of 18,142 shares of Series B Preferred Stock to its Series A holders, at the election of the Series A holders. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, the Company has excluded the Series B Preferred from stockholders’ equity in its financial statements.

The amount of the Series B Preferred dividend was determined based on the estimated per share fair value of the Series B Preferred Stock. To record the fair value of the Series B Preferred Stock, the Company performed a valuation based on its 5-day average stock price leading up to and including the Valuation Date. Various factors including, but not limited to, deemed time to liquidity and form of dividend payment were considered in the valuation of the Series B Preferred. The estimated fair value of the Series B Preferred Stock is $324,000, or $6.00 per share of Series B. The equivalent as-converted common stock per-share value is $1.50, representing a premium of 2.7% over the Company’s then common stock price of $1.46.

9. Common Stock

Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2005, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	2,091
Stock option plans	2,819
Employee stock purchase plan	447
Redeemable convertible preferred stock	8,785

14,142

Pharsight has sold common stock pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. Pharsight has a right to repurchase the shares at the original sale price, which generally expires at the rate of 25% after one year and 2.0833% per month thereafter.

At March 31, 2005, there were no shares subject to repurchase. At March 31, 2004, 625 shares were subject to repurchase.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

The following table depicts warrant activity for the three fiscal years ended March 31, 2005 (in thousands):

Number of Warrants Outstanding
Balance at March 31, 2002	276
Warrants granted	1,815

Balance at March 31, 2003	2,091
Warrants granted	—

Balance at March 31, 2004	2,091
Warrants granted	—

Balance at March 31, 2005	2,091

10. Stock-Based Benefit Plans

Stock Option Plans

In April 2000 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan became effective upon Pharsight’s initial public offering in August 2000. The Incentive Plan provides for the granting of stock awards, including incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock, to Pharsight’s employees and consultants. In addition, the Incentive Plan provides for non-discretionary grants of nonstatutory stock options to Pharsight’s non-employee directors.

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

As of March 31, 2005, Pharsight has reserved 6,412,757 shares for grant under the Incentive Plan. In 2003, the Board of Directors reduced the number of shares available for grant under the Incentive Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase automatically by the least of (i) 5% of the total number of common shares outstanding on that date, (ii) 2,000,000 shares, (iii) such fewer number of shares as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2005, the number of shares reserved for issuance under the Incentive Plan did not increase.

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

Under the UK Plan, any option granted to an eligible employee shall be limited and take effect so that, immediately following such grant, the aggregate market value of all the shares which he or she may acquire upon the exercise in full of all unexercised options then held by him under the UK Plan and any share option plan (other than a savings-related share option plan) approved by the Inland Revenue under Schedule 9 and adopted by the Company or any Associated Company (as defined in the Plan) of the Company, shall not exceed 30,000 English Pounds.

A summary of Pharsight’s stock option activity and related information for the three fiscal years ended March 31, 2005, is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at March 31, 2002	4,452	$3.34
Options granted	668	0.80
Options exercised	(77)	0.26
Options canceled	(1,930)	3.26

Balance at March 31, 2003	3,113	2.91
Options granted	1,899	0.19
Options exercised	(5)	0.91
Options canceled	(1,476)	3.51

Balance at March 31, 2004	3,531	1.20
Options granted	1,195	1.28
Options exercised	(204)	0.67
Options canceled	(515)	2.05

Balance at March 31, 2005	4,007	$1.11

At March 31, 2005, 2004, and 2003, there were 2,819,654, 1,650,531 and 4,101,000 shares available for future option grants, respectively.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2005 (in thousands, except per share amounts):

	Number Outstanding	Options Outstanding		Options Exercisable
Range of Exercise Prices per Share		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.06 - $0.06	1,030,500	8.07	$0.06	675,289	$0.06
$ 0.19 - $0.65	638,774	6.78	0.41	421,993	0.41
$ 0.70 - $0.85	437,542	8.90	0.76	122,455	0.75
$ 0.88 - $0.92	439,500	8.33	0.91	156,666	0.89
$ 0.98 - $1.50	574,109	8.68	1.35	69,754	1.35
$ 1.56 - $1.80	507,500	7.87	1.71	212,191	1.79
$ 1.95 - $7.53	353,979	5.49	4.37	349,252	4.39
$ 8.00 - $8.00	5,000	5.33	8.00	5,000	8.00
$ 8.25 - $8.25	10,000	5.48	8.25	10,000	8.25
$10.00 - $10.00	10,000	5.36	10.00	10,000	10.00

$ 0.06 - $10.00	4,006,904	7.80	$1.11	2,032,600	$1.32

Employee Stock Purchase Plan

In April 2000 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan became effective upon Pharsight’s initial public offering in August 2000.

As of March 31, 2005, Pharsight has reserved 600,000 shares for issuance under the Purchase Plan. In 2003, the Board of Directors reduced the number of shares available for grant under the Purchase Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will be increased automatically by the least of (i) 1.5% of the number of shares of common stock outstanding on that date, (ii) 600,000 shares, (iii) a fewer number as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2005, the number of shares reserved for issuance under the Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 70,779 and zero in fiscal 2005 and fiscal 2004, respectively.

In April 2001, the Board of Directors adopted the 2001 UK Employee Stock Purchase Plan (“UK Purchase Plan”). The UK Purchase Plan became effective immediately. Pharsight has reserved 130,000 shares for issuance under the UK Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the lesser of 1.5% of the number of shares of common stock outstanding on that date, 130,000 shares or a fewer

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number as determined by the Board of Directors. On January 1, 2005, 2004 and 2003, the number of shares reserved for issuance under the UK Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the UK Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. There were no shares of common stock issued under the UK Purchase Plan in fiscal 2005, 2004 and 2003.

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes model under FAS 123, was as follows:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2005	2004	2003	2005	2004	2003
Weighted average fair value	$0.48	$0.47	$1.69	$1.21	$0.18	$0.74

Deferred Compensation

During the years ended March 31, 2001 and 2000, Pharsight recorded aggregate deferred compensation of $10,070,000 and $5,400,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of Pharsight’s common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the graded method for employee options, and the straight-line method for non-employee options. During the year ended March 31, 2002, Pharsight also recorded deferred stock compensation of $114,000 representing the intrinsic value of a certain stock award issued to an officer as a bonus. Pharsight amortized $198,000 and $1,322,000 of deferred compensation for the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, all deferred compensation had been fully amortized.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

Significant components of provision for income taxes are as follows (in thousands):

	Years Ended March 31,
	2005	2004	2003
Current:
Federal	$44	$—	$—
State	30	—	—
Foreign	59	81	82

	$133	$81	$82

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Total	$133	$81	$82

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows (in thousands):

	Years Ended March 31,
	2005	2004	2003
Tax expense (benefit) at U.S. statutory rate	$974	$(652)	$(3,924)
State taxes, net of federal expense (benefit)	116	—	—
Amortization of deferred compensation	—	67	449
Benefit of net operating losses (Unbenefitted losses)	(961)	585	3,455
Other	4	81	102

	$133	$81	$82

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$8,927	$21,930
Research and development tax credits	895	1,237
Capitalized research and development	390	984
Amortization of intangible assets	436	111
Other	401	412

Total deferred tax assets	11,049	24,674
Valuation allowance	(11,049)	(24,674)

Net deferred tax assets	$—	$—

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance based on all available positive and negative evidence. As a result of this review, the net deferred tax assets have been fully offset by a valuation allowance at March 31, 2005. At such time management determines it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance for deferred tax assets decreased by approximately $13,625,000 for the year ended March 31, 2005 and increased by approximately $674,000 and $3,400,000 in the years ended March 31, 2004 and 2003, respectively. As discussed below, the decrease in the valuation allowance during the fiscal year ended March 31, 2005 is partially due to a decrease in the Company’s tax attribute carryforwards, for which a full valuation allowance was provided as a result of limitation placed on these attribute carryforwards under Internal Revenue Code (“IRC”) Section 382 and similar state provisions.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company’s net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in IRC Section 382 and similar state provisions. In the year ended March 31, 2005, the Company completed a review of its historical ownership percentages and concluded that several ownership changes as defined in IRC Section 382 occurred in prior years. As a result of these ownership changes, the Company’s ability to utilize carryforwards may be restricted to an annual limitation. This annual limitation could result in the expiration of net operating loss carryforwards and credit carryforwards before utilization. Accordingly, the Company reduced its deferred tax assets and valuation allowance reported in its consolidated financial statements in the year ended March 31, 2005. The Company will continue to monitor changes in tax law and rulings from the Internal Revenue Service that may impact the annual limitation placed on the Company’s tax attribute carryforwards.

As of March 31, 2005, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $24,689,000 and $9,126,000 respectively, which begin to expire in the years 2011 through 2024 and 2005 through 2014, respectively.

The Company also had federal and state research and development tax credits of approximately $367,000 and $499,000 respectively. The federal research and development credits begin to expire in 2011 through 2024, and the state credits can be carried forward indefinitely.

Utilization of the Company’s net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

12. Segment Information

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States. Not all assets are allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, is its Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. The Company’s segments are designed to promote better alignment of strategic objectives between development, sales, marketing and services organizations; provide for more timely and rational allocation of development, sales and marketing resources within businesses; and for long-term planning efforts on key objectives and initiatives. The segments are used to allocate resources internally and provide a framework to determine management responsibility. Intersegment sales costs are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

The Company operates in two operating segments, which is also its reportable segments: Software Products and Strategic Consulting. These segments were determined based on how management and its CODM view and evaluate Pharsight’s business.

The Company’s Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform the clinical testing needed to bring drugs to market. By applying mathematical modeling and simulation to all available information regarding the compound being tested, researchers can clarify and quantify which trial and treatment design factors will influence the success of clinical trials.

The Company’s Strategic Consulting segment consists of consulting, training and process redesign conducted by its clinical and decision scientists in the application and implementation of its core decision methodology. The Company’s methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials in such a way that those trials systematically reduce the identified uncertainties, in the most rapid and cost-effective manner possible.

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Year Ended March 31,
	2005				2004
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$9,790	$—	$—	$9,790	$8,145	$—	$—	$8,145
Services	2,288	10,515	—	12,803	1,531	8,054	—	9,585

Total revenues	12,078	10,515	—	22,593	9,676	8,054	—	17,730
Gross margin	10,102	4,730	—	14,832	7,057	2,880	—	9,937
Income (loss) from operations	$2,212	$894	$(115)	$2,991	$(459)	$(1,007)	$(270)	$(1,736)

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended March 31, 2003
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$6,144	$—	$—	$6,144
Services	715	7,109	—	7,824

Total revenues	6,859	7,109	—	13,968
Gross margin	5,566	2,100	—	7,666
Income (loss) from operations	$(6,187)	$(3,106)	$(1,878)	$(11,171)

Corporate and reconciling amounts include adjustments to state operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. Corporate and reconciling items to income (loss) from operations include unallocated general and administrative expenses of $115,000, $270,000 and $1.9 million for the fiscal years ending 2005, 2004 and 2003, respectively. The fiscal 2003 unallocated expenses include $1.3 million of deferred stock compensation. There were no inter-segment revenues for the periods shown above.

Revenues from sales to customers by major geographic area were as follows (in thousands):

	Years Ended March 31,
	2005	2004	2003
United States	$17,622	$12,557	$10,797
Europe	4,041	4,230	2,735
Other	930	943	436

	$22,593	$17,730	$13,968

No foreign country accounted for 10% or more of the Pharsight’s total revenues in the years ended March 31, 2005, 2004, and 2003. All of the Pharsight’s significant long-lived assets are located within the United States.

13. 401(k) Plan

Pharsight has a 401(k) plan, which covers all employees. Pharsight’s contributions to the plan are discretionary. Through March 31, 2005, Pharsight has made no contributions to the plan.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Shawn O’Connor, and our Chief Financial Officer, Cynthia Stephens, evaluated the effectiveness of Pharsight’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pharsight in reports filed or submitted under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are making enhancements to our systems and processes for customer purchase order entry and fulfillment of customer order processing.

We are in the process of reviewing and analyzing our system of internal controls as we prepare for our first management report on internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we currently expect to adopt in the fiscal year ending March 31, 2007. In this process we have identified areas of our internal controls requiring improvement, and are in the process of designing and documenting enhanced processes and controls to address these matters. Areas for improvement include customer purchase order entry and fulfillment of customer order processing, and we are also expecting to implement improved financial information systems during the first half of fiscal year 2006.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of March 31, 2005, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

ITEM 9B. OTHER INFORMATION

On February 10, 2005, the Company and Silicon Valley Bank entered into a Loan Modification Agreement (the “Loan Modification”) to the Amended and Restated Loan and Security Agreement effective as of May 24, 2004 by and between Silicon Valley Bank and Pharsight Corporation (the “Loan and Security Agreement”). The Loan Modification entitles the Company to an additional $300,000 term loan, whereby the Company will pay 36 equal installments of principal of $8,333.33 plus interest.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item concerning our directors will be contained under the caption “Proposal One – Election of Directors” in our definitive Proxy Statement (our “Proxy Statement”) with respect to our Annual Meeting of Stockholders, to be held on August 11, 2005, and is incorporated by reference into this report. Information required under this Item concerning our Executive Officers is set forth in Item 1 above under the caption “Executive Officers of the Registrant” and is incorporated by reference herein. Information under this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement. Information required under this Item regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the section entitled “Proposal One – Election of Directors – Corporate Governance Matters” contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Proposal One – Election of Directors – Director Compensation” and “Executive Officer Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Share Ownership by Principal Stockholders and Management” and “Executive Officer Compensation – Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Officer Compensation – Employment Agreements and Change-in-Control Transactions” and Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference to the section of the Proxy Statement entitled “Proposal Two – Ratification of Appointment of Independent Registered Public Accounting Firm – Accounting Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Reference is made to page 44 under “Item 8 Financial Statements and Supplementary Data” for a list of all financial statements and schedules filed as a part of this report.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (page 80)

3. Exhibits

See Item 15(b) below:

(b)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PHARSIGHT CORPORATION

March 31, 2005

(Amounts in thousands)

Description	Balance as of Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions (1)	Balance as of End of Year
Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$14	$140	(60)	$94

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$(69)	$(11)	$14

Year ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$—	$—	$94

(1)	Represents amounts written-off as uncollectible

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ SHAWN M. O’CONNOR Shawn M. O’Connor	President, Chief Executive Officer (Principal Executive Officer) & Director	June 29, 2005

/s/ CYNTHIA STEPHENS Cynthia Stephens	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) & Corporate Secretary	June 29, 2005

/s/ ARTHUR H. REIDEL Arthur H. Reidel	Chairman of the Board	June 29, 2005

/s/ STEVEN D. BROOKS Steven D. Brooks	Director	June 29, 2005

/s/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	June 29, 2005

/s/ ROBERT B. CHESS Robert B. Chess	Director	June 29, 2005

/s/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 29, 2005

/s/ DEAN O. MORTON Dean O. Morton	Director	June 29, 2005

/s/ HOWARD B. ROSEN Howard B. Rosen	Director	June 29, 2005

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
3.1	Amended and Restated Certificate of Incorporation of Pharsight (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

3.2	Bylaws of Pharsight (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

3.3	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

4.2	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A thereto (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

4.3	Reference is made to Exhibits 10.7 and 10.8

10.1*	Amended and Restated 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-118983) filed September 14, 2004).

10.2*	Amended and Restated 2000 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.3*	1997 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.4*	1995 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.5*	2000 CEO Non-Qualified Stock Option Plan (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-34896) filed July 13, 2000).

10.6*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.7	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002 (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.8	Form of Warrant for the Purchase of Shares of Common Stock (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.9	Letter Agreement, dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2003).

10.10	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement and Waiver, dated February 13, 2003 (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.11	Letter Agreement, dated May 22, 2003 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

Exhibit Number	Description Of Document
10.12	Amended and Restated Loan and Security Agreement, dated as of May 26, 2004, between Pharsight and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.13	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.14	Loan Modification Agreement, dated May 26, 2005, between Pharsight and Silicon Valley Bank.

10.15	Lease on Suite 200 at 800 El Camino Real West, Mountain View, California, by and among Pharsight and Asset Growth Partners, dated as of June 11, 1998 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.16	Third Amendment to the Lease dated June 11, 1998 by and between Asset Growth Partners Ltd. as Lessor and Pharsight Corporation as Lessee, dated January 31, 2003 (which is incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.17*	Employment Letter, dated March 20, 2003, between Pharsight and Shawn O’Connor (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.18*	Additional Stock Grant Letter, dated June 16, 2003 between Pharsight and Shawn M. O’Connor (which is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.19*	Services Agreement, dated October 17, 2003, between Pharsight and David Powell, Inc. (which is incorporated herein by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2003).

10.20*	Employment Letter, dated February 2, 2004, between Pharsight and Cynthia Stephens (which is incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 2004).

10.21*	Employment Letter, dated June 16, 2003, between Pharsight and Mark Robillard (which is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.22*	Separation Agreement and Release, dated January 15, 2005, between Pharsight and Mark Robillard, (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q filed on February 14, 2005).

10.23*	Employment Letter, dated June 16, 2003, between Pharsight and Mona Cross Sowiski (which is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.24*	Employment Letter, dated May 5, 2004, between Pharsight and Dan Weiner

10.25*	Offer Letter, dated April 15, 2005, between Pharsight and James Hayden.

10.26*	Offer Letter, dated April 15, 2005, between Pharsight and Mark Hovde.

10.27	Asset Purchase Agreement dated as of May 27, 1998, by and among Pharsight, Mitchell and Gauthier Associates, Inc., Edward E.L. Mitchell and Joseph S. Gauthier (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.28	Co-Ownership Agreement, dated as of the May 27, 1998, by and between Pharsight and Mitchell and Gauthier Associates, Inc. (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

Exhibit Number	Description Of Document

10.29	Noncompetition Agreement, dated as of May 27, 1998, by and between Pharsight and Joseph S. Gauthier (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.30	Loan Modification Agreement, dated February 10, 2005, between Pharsight and Silicon Valley Bank.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 82 of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.