Form 10-Q
period 2005-06-30
PHARSIGHT CORP
filed 2005-08-09
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of Registrant’s Common Stock outstanding as of August 5, 2005: 19,385,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2005	March 31, 2005*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,035	$10,579
Accounts receivable, net of allowance for doubtful accounts of $90 and $94 at June 30, 2005 and March 31, 2005, respectively	4,723	4,809
Prepaids and other current assets	639	594

Total current assets	14,397	15,982
Property and equipment, net	1,005	604
Other assets	152	236

Total assets	$15,554	$16,822

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$729	$862
Accrued expenses	672	754
Accrued compensation	1,477	1,881
Deferred revenue	6,652	7,178
Current portion of notes payable	1,975	1,975

Total current liabilities	11,505	12,650

Deferred revenue, long term portion	108	126
Notes payable, less current portion	167	410

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at June 30, 2005 and March 31, 2005
Issued and outstanding shares—1,869,085 at June 30, 2005 and March 31, 2005, respectively (1,814,662 designated as Series A at June 30, 2005 and March 31, 2005 and 54,423 designated as Series B at June 30, 2005 and March 31, 2005, respectively)—Aggregate redemption and liquidation value—$7,491	6,266	6,266

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at June 30, 2005 and March 31, 2005
Issued and outstanding shares—none at June 30, 2005 and March 31, 2005
Common stock, $0.001 par value:
Authorized shares—120,000,000 at June 30, 2005 and March 31, 2005 Issued and outstanding shares—19,361,009 and 19,332,939 at June 30, 2005 and March 31, 2005, respectively	19	19
Additional paid-in capital	74,224	74,360
Accumulated other comprehensive loss	(4)	(24)
Accumulated deficit	(76,731)	(76,985)

Total stockholders’ deficit	(2,492)	(2,630)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$15,554	$16,822

*	Amounts as of March 31, 2005 are derived from the March 31, 2005 audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
License	$884	$894
Renewal	1,160	1,182
Maintenance	191	43
Services	3,459	2,915

Total revenues	5,694	5,034

Costs of revenues
License, renewal, maintenance	80	93
Services	1,807	1,751

Total cost of revenues	1,887	1,844

Gross margin	3,807	3,190
Operating expenses:
Research and development	872	710
Sales and marketing	1,278	1,092
General and administrative	1,370	1,254

Total operating expenses	3,520	3,056

Income from operations	287	134

Other income (expense):
Interest expense	(37)	(42)
Interest income	44	10
Other expense	(19)	(4)

Total other expense	(12)	(36)

Income before income taxes	275	98
Provision for income taxes	(21)	(4)

Net income	254	94
Preferred stock dividends	(145)	(175)

Net income (loss) attributable to common stockholders	$109	$(81)

Earnings per share attributable to common stockholders:
Basic	$0.01	$(0.00)

Diluted	$0.00	$(0.00)

Shares used to compute earnings per share attributable to common stockholders:
Basic	19,345	19,058

Diluted	22,043	19,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$254	$94
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	96	125
Changes in operating assets and liabilities:
Accounts receivable, net	86	(606)
Unbilled accounts receivable	—	(5)
Prepaids and other current assets	39	127
Accounts payable	(133)	86
Accrued expenses	(82)	(218)
Accrued compensation	(404)	(429)
Deferred revenue	(544)	(418)

Net cash used in operating activities	(688)	(1,244)

Cash Flows From Investing Activities:
Purchases of property and equipment	(497)	(10)

Net cash used in investing activities	(497)	(10)

Cash Flows From Financing Activities:
Principal payments on notes payable	(243)	(219)
Principal payments on capital lease obligations	—	(18)
Proceeds from the sale of common stock	10	—
Dividends paid in cash to preferred stockholders	(145)	(73)

Net cash used in financing activities	(378)	(310)

Effect of exchange rate changes on cash and cash equivalents	19	—

Net decrease in cash and cash equivalents	(1,544)	(1,564)
Cash and cash equivalents at the beginning of the year	10,579	10,027

Cash and cash equivalents at the end of the year	$9,035	$8,463

Supplemental disclosures of non cash activities
Issuance of dividend to preferred stockholders in form of stock	$—	$102

Accrued preferred stock dividend	$48	$48

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in data repositories. Both the Company’s software products and its services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Pharsight Corporation was incorporated in California in April 1995 and reincorporated in Delaware in June 2000.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2006, or any other period.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our historical results of operations or financial position.

We operate in two reportable business segments: Software Products and Strategic Consulting. See Note 4.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Pharsight and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

Pharsight’s financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which they rely are reasonable based upon information available to them at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected.

Revenue Recognition

Pharsight’s revenues are derived from two primary sources: (1) initial fees for perpetual product licenses and renewal fees for term-based perpetual product licenses, and (2) services related to scientific and training consulting and software deployment.

Pharsight’s revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” (or “SOP 97-2”) as amended. For each arrangement, Pharsight determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, the Company defers revenue recognition until such time as all of the criteria are met. The Company does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If the Company does not consider collectability to be probable, it defers recognition of revenue until the fee is collected.

Pharsight has contracts for one-year software licenses (initial and renewal fees) bundled with post contract support services, or PCS, from which it receives solely license and renewal fees. The Company does not have vendor specific objective evidence to allocate the fee to the separate elements, as it does not sell PCS separately. The Company, therefore, does not present this PCS revenue separately, and it does not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. The Company recognizes each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

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

Deferred Revenue

Deferred revenue is comprised of license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes license and service fees for arrangements that include significant implementation services, which have not yet been completed. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods after one year from the balance sheet date.

The principal components of deferred revenue were as follows (in thousands):

	June 30, 2005	March 31, 2005
License fees	$2,078	$2,625
Renewals	2,741	2,975
Training	15	29
Maintenance	633	524
Services	1,293	1,151

Total deferred revenue	$6,760	$7,304

Short term deferred revenue	$6,652	$7,178
Long term deferred revenue	108	126

Total deferred revenue	$6,760	$7,304

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Net income	$254	$94
Preferred stock dividend	(145)	(175)

Net income (loss) attributable to common stockholders for basic computation	$109	$(81)

Weighted average common shares outstanding	19,345	19,058
Dilutive effect of:
Stock options and stock-based awards	2,698	—

Dilutive weighted-average common shares outstanding	22,043	19,058

Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.00)

Diluted	$0.00	$(0.00)

All potential common stock equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share in the period ended June 30, 2004 as the effect of including such shares would be antidilutive due to the net loss recorded in that period.

The number of potential common stock shares excluded from the calculation of net income (loss) per share attributable to common stockholders at June 30, 2005 and, 2004 due to antidilution is detailed in the following table (in thousands):

	June 30,
	2005	2004
Outstanding options	2,794	3,948
Warrants	123	2,091
Redeemable convertible preferred stock	7,476	7,476

	10,393	13,515

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company has elected to follow the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a graded basis over the vesting term of the stock options.

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net income (loss) attributable to common stockholders, as reported	$109	$(81)
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(221)	(137)

Pro forma net loss attributable to common stockholders	$(112)	$(218)

Basic net income (loss) per share attributable to common stockholders
As reported	$0.01	$(0.00)

Pro forma	$(0.01)	$(0.01)

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.00	$(0.00)

Pro forma	$(0.01)	$(0.01)

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

	ESPP Three Months Ended June 30,		Options Three Months Ended June 30,
	2005	2004	2005	2004
Expected life (years)	0.49	0.49	4.00	4.00
Expected stock price volatility	111.7%	200.0%	203.8%	115.0%
Risk-free interest rate	3.34%	1.00%	3.67%	3.30%

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized foreign exchange gains or losses. The foreign currency translation adjustments for the three months ended June 30, 2005 were $20,000. The accumulated comprehensive loss at June 30, 2005 and March 31, 2005 was $4,000 and $24,000, respectively.

Concentrations of Credit Risk

The Company receives a substantial majority of its revenue from a limited number of customers. For the three months ended June 30, 2005 and 2004 sales to the Company’s top two customers accounted for 44% and 48% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 59% and 62% of total revenue, respectively. One customer accounted for 32% and 31% of total revenues for the three months ended June 30, 2005 and 2004, respectively. Another customer accounted for 12% and 17% of total revenues for the three months ended June 30, 2005 and 2004, respectively. For fiscal 2005, 2004 and 2003, sales to our top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to the top five customers in the same periods accounted for 62%, 50% and 50% of total revenue.

Two customers comprised 39% and 18% of accounts receivable at June 30, 2005. Three customers comprised 35%, 15% and 10% of accounts receivable at March 31, 2005.

Recent Accounting Pronouncements

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, which is a revision FAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of Statement 123R is encouraged. A component of SFAS 123(R) includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options the Company will adopt will be made at a later date. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123R for the first quarter of fiscal 2006 would be similar to the pro forma calculation in “Stock Based Compensation” above.

2. NOTES PAYABLE

The Company has a secured term loan outstanding, payable over 48 months, with monthly payments that commenced in July 2002. The balance on the term loan as of June 30, 2005 was $875,000. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on the term loan as of June 30, 2005 was $267,000.

In June 2005, the Company extended and expanded its credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance on this credit facility was $1.0 million. In addition, the Company secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of June 30, 2005, the Company has not drawn down any amounts on the equipment credit facility.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. The Company was in compliance with each of these covenants as of June 30, 2005. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of the Company’s assets, excluding intellectual property, secure both facilities.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

On June 1, 2004, (the “Valuation Date”), we issued a dividend in the form of 18,142 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) to our Series A Preferred shareholders, at the election of the Series A Preferred shareholders. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (Please refer to the discussion of the Preferred Stock Financing in Note 8 – Preferred Stock, in the Notes to Financial Statements contained in Item 8 of our Annual Report on Form 10-K, filed on June 29, 2005.) During the three months ended June 30, 2005, we paid cash dividends of $145,000 to our Series A Preferred shareholders.

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

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended June 30,
	2005			2004
	Software Products	Strategic Consulting	Total	Software Products	Strategic Consulting	Total
Revenues:
License and renewal	$2,235	$—	$2,235	$2,119	$—	$2,119
Services	255	3,204	3,459	529	2,386	2,915

Total revenues	2,490	3,204	5,694	2,648	2,386	5,034
Gross margin	2,095	1,712	3,807	2,241	949	3,190
Income (loss) from operations	$(85)	$372	$287	$214	$(80)	$134

Corporate and reconciling amounts include adjustments to state operating income in accordance with GAAP and corporate level expenses not specifically attributed to a segment. There were no reconciling items to income (loss) from operations in the three months ended June 30, 2005 or 2004. There were no inter-segment revenues for the periods shown above.

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2005 and March 31, 2005.

6. SUBSEQUENT EVENT

In July 2005, Pharsight entered into a lease agreement for approximately 14,000 square feet in Mountain View, CA, which will be the new corporate headquarters. Pharsight’s move-in date will be in September 2005. Please refer to the Contractual Commitments section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for operating lease commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding the benefits of our products and services, anticipated revenue or operating expenses, anticipated product development, trends in customer demand, expansion opportunities for our products and services, revenue from sales to certain customers and our competitive position. In some cases, these forward-looking statements can be identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” in this Quarterly Report on Form 10-Q. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Quarterly Report on Form 10-Q, and we do not intend to update any of the forward-looking statements after the date we file this Quarterly Report on Form 10-Q to conform these statements to actual results, unless required by law.

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

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and have maintained profitability through the first quarter of fiscal 2006. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $76.7 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005; however, we experienced negative operating cash flow in the first quarter of fiscal 2006. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In the three months ended June 30, 2005, we generated 39% of our total revenues, or $2.2 million, from software license and renewal fees, compared to 42% of total revenues, or $2.1 million, in the three months ended June 30, 2004. Software services revenue decreased to $255,000 or 5% of total revenue, compared to $529,000 or 11% of total revenue for the three months ended June 30, 2004. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policies that currently affect our financial condition and results of operations are revenue recognition and allowance for doubtful accounts, which impact revenue. We believe that this accounting policy is critical to fully understand and evaluate our reported financial results.

Revenue Recognition

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and (2) services related to scientific and training consulting and software deployment.

Our revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” or SOP 97-2 as amended. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectability to be probable, we defer recognition of revenue until the fee is collected.

We have contracts for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. We, therefore, do not present PCS revenue separately, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

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

Results of Operations

The following table sets forth, for the periods given, selected unaudited consolidated financial data by reportable segment as a percentage of our revenue and the percentage of period-over-period change. The table and the discussion below should be read in connection with the consolidated financial statements and the notes thereto which appear elsewhere in this report. All percentage calculations set forth in this section have been made using figures presented in the consolidated financial statements, and not from the rounded figures referred to in the text of this management discussion and analysis.

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2005	2004		2005	2004
Total Revenues
License and renewal	$2,235	$2,119	5%	39%	42%
Services	3,459	2,915	19%	61%	58%

Total revenues:	$5,694	$5,034	13%	100%	100%

Software products segment revenues
License and renewal	$2,235	$2,119	5%	39%	42%
Services	255	529	(52)%	5%	11%

Total software products segment revenues:	$2,490	$2,648	(6)%	44%	53%

Strategic consulting segment revenues:	$3,204	$2,386	34%	56%	47%

Comparison of Three Months Ended June 30, 2005 and 2004

Total revenues

Revenue for the first quarter of fiscal 2006 increased approximately 13% to $5.7 million, compared to $5.0 million in the first quarter of fiscal 2005. This increase was primarily attributable to an increase in PKS renewal software license revenues and maintenance renewals and growth in strategic consulting services revenues.

Software products segment revenues

License and renewal revenues. For the first quarter of fiscal 2006, desktop software products revenues increased to $1.6 million from $1.5 million in the first quarter of fiscal 2005, primarily as a result of an increase in our installed base in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and our ability to maintain a high rate of license renewals during the first quarter of fiscal 2006.

PKS software products revenues increased to $495,000 in the first quarter of fiscal 2006, from $450,000 in the first quarter of fiscal 2005. The increase in revenue is mainly attributable to an increase in PKS maintenance renewals of $115,000 and PKS license renewals of approximately $18,000, offset by a decrease of $88,000 in PKS initial licenses.

DMX software revenues were $174,000 in the first quarter of fiscal 2006, compared to $175,000 in the first quarter of fiscal 2005.

Services revenues. Software services revenues were $255,000 in the first quarter of fiscal 2006, compared to $529,000 in the first quarter of fiscal 2005. Software services revenue in the first quarter of fiscal 2005 was largely driven by increased services revenues associated with our DMX product.

Strategic consulting segment revenues

Strategic consulting segment revenues were $3.2 million in the first quarter of fiscal 2006, compared to $2.4 million in the first quarter of fiscal 2005. The increase in strategic consulting segment revenues in the first quarter of fiscal 2006 compared to the same period in fiscal 2005 was driven by overall growth in our strategic consulting business and higher utilization of our scientific personnel.

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2005	2004		2005	2004
Cost of Revenues
License and renewal	$80	$93	(14)%	1%	2%
Services	1,807	1,751	3%	32%	35%

Total cost of revenues:	$1,887	$1,844	2%	33%	37%

Cost of software products segments revenues
License and renewal	$80	$93	(14)%	1%	2%
Services	315	314	0%	6%	6%

Total software products segment	$395	$407	(3)%	7%	8%

Cost of strategic consulting segment revenues	$1,492	$1,437	4%	26%	29%

Cost of revenues

Total cost of revenues

Total cost of revenues were $1.9 million for the first quarter of fiscal 2006, compared to $1.8 million in the first quarter of fiscal 2005. The increase was primarily attributable to an increase in payroll and payroll related expenses. The decrease as a percentage of revenues in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was related to increased efficiencies in both our software products and strategic consulting segments.

Software products segment

Cost of license and renewal revenues. Cost of license and renewal revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $80,000 for the first quarter of fiscal 2006, compared to $93,000 in the first quarter of fiscal 2005. The decrease in cost of license and renewal revenues in absolute dollars and as a percentage of revenue, in the first quarter of fiscal 2006 is primarily due to a decrease in payroll expenses of $11,000.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $315,000 and remained relatively unchanged in absolute dollars and as a percentage of revenue for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Strategic consulting segment

Cost of services for our strategic consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.5 million for the first quarter in fiscal 2006, compared to $1.4 million in the first quarter of fiscal 2005. The increase in cost of services for our strategic consulting segment in absolute dollars in fiscal 2006 was primarily attributable to increased headcount and payroll-related costs. The decrease as a percentage of revenues in the first quarter of fiscal 2006 was related to increased efficiencies in our strategic consulting organization.

Operating expenses

Research and development

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$872	$710	23%	15%	14%
Strategic consulting segment	—	—	0%	0%	0%

Total research and development	$872	$710	23%	15%	14%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses.

Software products segment

Research and development expenses were $872,000 for the first quarter of fiscal 2006 compared to $710,000 for the first quarter of fiscal 2005. The increase in research and development expenses in absolute dollars, and as a percentage of revenue, for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to an increase in third-party consulting expense of $134,000.

Strategic consulting segment

The strategic consulting segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$729	$627	16%	13%	13%
Strategic consulting segment	549	465	18%	9%	9%

Total sales and marketing	$1,278	$1,092	17%	22%	22%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs.

Total sales and marketing expense

Sales and marketing expenses were $1.3 million in the first quarter of fiscal 2006, compared to $1.1 million in the first quarter of fiscal 2005. The increase in sales and marketing expense in absolute dollars in the first quarter of fiscal 2006 was primarily the result of an increase in payroll and payroll related expenses of $144,000 due to increased headcount and the resulting increased allocation of facilities related expenses of $36,000. Sales and marketing expense as a percentage of revenue remained relatively consistent in the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005. The software products and strategic consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products segment

Sales and marketing expenses for the software products segment were $729,000 in the first quarter of fiscal 2006, compared to $627,000 in the first quarter of fiscal 2005. The increase in sales and marketing expense in absolute dollars in the first quarter of fiscal 2006, as compared to the same period in fiscal 2005 was primarily the result of approximately $100,000 in payroll and payroll related expenses and $15,000 in the allocation of facilities related expenses, partially offset by a decrease in depreciation expense of $23,000. Sales and marketing expenses as a percentage of revenue during the first quarter of fiscal 2006, as compared to the first quarter in fiscal 2005, remained relatively consistent.

Strategic consulting segment

Sales and marketing expenses for the strategic consulting segment were $549,000 in the first quarter of fiscal 2006, compared to $465,000 in the first quarter of fiscal 2005. The increase in expense in absolute dollars was primarily the result of an increase of $44,000 in payroll and payroll related expenses due to increased headcount and $21,000 in facilities related costs.

General and administrative

				Percentage of Total Revenues
	Three Months Ended June 30,		Percentage of Dollar Change Year Over Year	Three Months Ended June 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$579	$654	(11)%	10%	13%
Strategic consulting segment	791	600	32%	14%	12%

Total sales and marketing	$1,370	$1,254	9%	24%	25%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, legal and accounting fees.

Total general and administrative expense

General and administrative expenses were $1.4 million in the first quarter of fiscal 2006 compared to $1.3 million in the first quarter of fiscal 2005. The increase in absolute dollars in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, was primarily the result of an increase of approximately $85,000 in payroll and payroll related expenses and approximately $80,000 from the allocation of facility related expenses, offset by a decrease of approximately $38,000 in legal expenses. The decrease in general and administrative expenses as a percentage of revenues for the first quarter of fiscal 2006, compared to the same period in fiscal 2005, was related to ongoing cost containment efforts while revenues have increased.

Software products segment

General and administrative expenses for the software products segment were $579,000 in the first quarter of fiscal 2006 compared to $654,000 in the first quarter of fiscal 2005. The decrease in general and administrative expense in absolute dollars in the first quarter of fiscal 2006 was primarily the result of a decrease in professional service fees of $50,000 and other general business expenses of approximately $43,000, offset by an increase in the allocation of facility related expenses of $28,000. General and administrative costs for the software product segment also decreased as the result of a lower relative percentage of software product segment revenues to total revenues. The decrease in general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2006 was related to ongoing cost containment efforts while revenues have increased.

Strategic consulting segment

General and administrative expenses for the strategic consulting segment were $791,000 in the first quarter of fiscal 2006 compared to $600,000 in the first quarter of fiscal 2005. The increase in general and administrative expense in absolute dollars and as a percentage of revenue for the first quarter of fiscal 2006 compared to the same period in fiscal 2005 was primarily the result of an increase in the allocation of general and administrative costs to the strategic consulting segment as the result of a higher relative percentage of strategic consulting segment revenues to total revenues.

Provision for Income Taxes

Year over year comparison for the three months ended June 30, 2005 (in thousands):

	Three Months Ended June 30,
	2005	2004
Provision for income taxes	$21	$4

Provisions for income taxes were recorded for the three months ended June 30, 2005 and 2004. These provisions were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	June 30, 2005	% Change	March 31, 2004
Cash and cash equivalents	$9,035	(15)%	$10,579

Working capital	$2,892	(13)%	$3,332

	Three Months Ended June 30,
	2005	% Change	2004
Cash flows from operating activities	$(688)	(45)%	$(1,244)

Cash flows from investing activities	$(497)	49%	$(10)

Cash flows from financing activities	$(378)	22%	$(310)

Cash and Cash Equivalents. As of June 30, 2005, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in the three months ended June 30, 2005 was primarily due to $497,000 used in investing activities for property and equipment and $388,000 of cash used in financing activities in the pay down of notes payable and cash payment for dividends. The largest use of cash from operating activities was due to a decrease in accounts payable and accrued expenses due to the timing of payments and a decrease in deferred revenue.

Cash Flows From Operating Activities. Cash flows used in operating activities decreased in the first three months of fiscal 2006 as compared to the first three months of fiscal 2005 primarily due to net income, a decrease in accounts receivables from our cash collection efforts, and decreases in accounts payable, accrued expenses, and deferred revenue.

Cash Flows From Investing Activities. Cash flows used in investing activities during the first three months of fiscal 2006 primarily related to the investment in a new financial system that we began implementing during the fourth quarter of fiscal 2005. Cash flows used in investing activities in the first three months of fiscal 2005 related to purchases of capital equipment necessary for our ongoing operations.

Cash Flows From Financing Activities. Cash flows used in financing activities in the first three months of fiscal 2006 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. Cash flows used in financing activities in the first three months of fiscal 2005 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. We have a secured term loan outstanding, payable over 48 months, with monthly payments having commenced in July 2002. The balance on the term loan as of June 30, 2005 was $875,000. In February 2005, we secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on the term loan as of June 30, 2005 was $267,000.

In June 2005, we extended and expanded our credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance on this credit facility was $1.0 million. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of June 30, 2005, we have not drawn down any amounts on the equipment credit facility.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 1.5:1 for the months of April 2004 through July 2004, 1.75:1 for the months of August 2004 through November 2004, and 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants as of June 30, 2005. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both facilities.

Preferred Stock Financing. On June 26, 2002 and September 11, 2002, we completed private placements of our securities to certain entities affiliated with Alloy Ventures, Inc. and the Sprout Group, both of which were existing stockholders, pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, we sold an aggregate of 1,814,662 units (each a “Unit,” and collectively the “Units”). Each Unit consisted of one share of our Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of our common stock. The purchase price for each Unit was $4.133, which is the sum of $4.008 (four times the underlying average closing price for our common stock over the five trading days prior to the initial closing (i.e., $1.002)) and $0.125 for each share of Series A Preferred and warrant, respectively. The second closing, which occurred on September 11, 2002, was subject to stockholder approval, which was obtained on September 6, 2002.

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

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During the first quarter of fiscal 2006, we paid $145,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of June 30, 2005. On June 1, 2004 (the “Valuation Date”), at the election of a Series A Preferred stockholder, instead of cash we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to a Series A Preferred stockholder.

Contractual Commitments. As of June 30, 2005, we had operating leases of our facilities and certain property and equipment that expire at various times through fiscal years 2005 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three months ended June 30, 2005, we recorded rent expense related to these arrangements of $148,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of June 30, 2005, including our new lease commitment described in the Notes to Financial Statements contained in Note 6 – Subsequent Event (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Redeemable convertible preferred stock (1)	$1,164	$582	$582	$—	$—
Notes payable	2,142	1,975	167	—	—
Operating leases	2,157	332	543	573	709

Total commitments	$5,463	$2,889	$1,292	$573	$709

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur, our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subjective. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing the business to achieve positive cash flow utilizing existing assets. We have maintained relatively unchanged operating expenses through cost containment efforts over the past several fiscal years and although we generated positive operating cash flow for fiscal 2005 and 2004, there is no assurance that we can continue to do so. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2006.

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

Recent Accounting Pronouncements

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board, or FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of SFAS 123R is encouraged. A component of SFAS 123R includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options we will adopt will be made at a later date. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R for the first quarter of fiscal 2006 would be similar to the pro forma calculation in the Notes to Financial Statements contained in Note 1 – Organization and Summary of Significant Accounting Policies – Stock-Based Compensation.

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

We commenced our operations in April 1995 and incurred net losses for every fiscal year until attaining profitability in fiscal 2005. We achieved profitability in the fourth quarter of fiscal 2004 and have maintained profitability through the first quarter of fiscal 2006. As of June 30, 2005, we had an accumulated deficit of $76.7 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

Our quarterly operating results may fluctuate significantly and may not be predictive of future financial results.

Our quarterly operating results may fluctuate in the future, and may vary from investors’ expectations, depending on a number of factors, including:

•	Variances in demand for our products and services and the relative mix of such demand;

•	Timing of the introduction of new products or services and enhancements of existing products or services;

•	Our ability to complete fixed-price service contracts without committing additional unplanned resources;

•	Unanticipated changes in the capacity of our services organization;

•	Delays or deferrals of customer implementations of our software products;

•	Delays or deferrals of client drug development processes;

•	The tendency of some of our customers to wait until the end of a fiscal quarter or fiscal year in the hope of obtaining more favorable terms;

•	Changes in industry conditions affecting our customers, including industry consolidation; and

•	Our ability to realize operating efficiencies through restructuring or other actions.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three months ended June 30, 2005 and 2004, software license revenue accounted for 39% and 42% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

An increase in service revenue as a percentage of total revenues, or a decrease in software license revenue as a percentage of total revenues, may decrease our overall margins.

We realize lower margins on services than on license revenues. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than our deployment organization or internal scientific staff. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be adversely affected.

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

We receive a substantial majority of our revenue from a limited number of customers. For the three months ended June 30, 2005 and 2004, sales to our top two customers accounted for 44% and 48% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 59% and 62% of total revenue, respectively. For fiscal 2005, 2004 and 2003 sales to our top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 62%, 50% and 50% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three months ended June 30, 2005 and fiscal 2005, 2004, and 2003 were approximately 14%, 22%, 29% and 23%, respectively. We have a total of 13 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of June 30, 2005. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risk has not changed materially from our exposure at March 31, 2005.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are making enhancements to our systems and processes for customer purchase order entry and fulfillment of customer order processing.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of June 30, 2005, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 18, 2005, we entered into a lease agreement with SFERS Real Estate Corp., U, for approximately 14,000 square feet of office space in Mountain View, CA. This office space will serve as our new corporate headquarters. The lease term will begin on September 1, 2005 and end on August 31, 2010. We have an option to extend the lease term for an additional three years. The annual rental expense during the initial lease term ranges from approximately $205,000 to approximately $256,000. Our move-in date will be in September 2005. The lease agreement is filed herewith as Exhibit 10.6.

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

Date: August 9, 2005

PHARSIGHT CORPORATION

By:	/S/ CYNTHIA STEPHENS
Cynthia Stephens Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
10.1	Offer letter dated April 15, 2005 between Pharsight Corporation and James Hayden (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.2	Offer Letter dated April 26, 2005 between Pharsight Corporation and Mark Hovde (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed June 29, 2005).

10.3	Loan Modification Agreement dated May 26, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.4	Loan Modification Agreement effective as of June 20, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005).

10.5	Fourth Amendment to Loan and Security Agreement effective as of July 14, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2005).

10.6	Lease at 321 East Evelyn Avenue, Mountain View, California, by and among Pharsight and SFERS Real Estate Corporation, U, dated as of July 18, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.