Form 10-Q
period 2005-09-30
PHARSIGHT CORP
filed 2005-11-14
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number: 000-31253

PHARSIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0401273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 E. Evelyn Ave., 3rd Floor

Mountain View, CA 94041-1530

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of November 11, 2005: 19,444,751

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	March 31, 2005*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,422	$10,579
Accounts receivable, net of allowance for doubtful accounts of $60 and $94 at September 30, 2005 and March 31, 2005, respectively	5,301	4,809
Prepaids and other current assets	879	594

Total current assets	14,602	15,982
Property and equipment, net	2,023	604
Other assets	191	236

Total assets	$16,816	$16,822

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$881	$862
Accrued expenses	808	754
Accrued compensation	1,700	1,881
Deferred revenue	6,590	7,178
Current portion of notes payable	1,956	1,975

Total current liabilities	11,935	12,650

Deferred revenue, long term portion	90	126
Notes payable, less current portion	542	410
Other long term liabilities	245	0

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at September 30, 2005 and March 31, 2005
Issued and outstanding shares—1,887,227 at September 30, 2005 and 1,869,085 at March 31, 2005, respectively (1,814,662 designated as Series A at September 30, 2005 and March 31, 2005 and 72,565 designated as Series B at September 30, 2005 and March 31, 2005, respectively)—Aggregate redemption and liquidation value—$7,564	6,407	6,266

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at September 30, 2005 and March 31, 2005
Issued and outstanding shares—none at September 30, 2005 and March 31, 2005
Common stock, $0.001 par value:
Authorized shares—120,000,000 at September 30, 2005 and March 31, 2005 Issued and outstanding shares—19,404,251 and 19,332,939 at September 30, 2005 and March 31, 2005, respectively	19	19
Additional paid-in capital	74,056	74,360
Accumulated other comprehensive loss	(9)	(24)
Accumulated deficit	(76,469)	(76,985)

Total stockholders’ deficit	(2,403)	(2,630)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$16,816	$16,822

*	Amounts as of March 31, 2005 are derived from the March 31, 2005 audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004
Revenues:
License	$1,237	$1,140	$2,121	$2,034
Renewal	1,221	1,078	2,381	2,260
Maintenance	305	43	496	86
Services	3,157	2,811	6,616	5,726

Total revenues	5,920	5,072	11,614	10,106

Costs of revenues
License, renewal, maintenance	78	99	157	192
Services	1,976	1,715	3,784	3,466

Total cost of revenues	2,054	1,814	3,941	3,658

Gross margin	3,866	3,258	7,673	6,448
Operating expenses:
Research and development	808	716	1,680	1,426
Sales and marketing	1,442	924	2,720	2,016
General and administrative	1,335	1,131	2,705	2,385

Total operating expenses	3,585	2,771	7,105	5,827

Income from operations	281	487	568	621

Other income (expense):
Interest expense	(41)	(37)	(77)	(79)
Interest income	52	7	95	17
Other expense	(10)	(18)	(29)	(22)

Total other expense	1	(48)	(11)	(84)

Income before income taxes	282	439	557	537
Provision for income taxes	(19)	(18)	(40)	(22)

Net income	263	421	517	515
Preferred stock dividends	(214)	(145)	(359)	(320)

Net income attributable to common stockholders	$49	$276	$158	$195

Earnings per share attributable to common stockholders:
Basic	$0.00	$0.01	$0.01	$0.01

Diluted	$0.00	$0.01	$0.01	$0.01

Shares used to compute earnings per share attributable to common stockholders:
Basic	19,389	19,087	19,367	19,073

Diluted	22,634	20,674	22,436	20,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$517	$515
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	210	204
Changes in operating assets and liabilities:
Accounts receivable, net	(492)	(1,036)
Unbilled accounts receivable	—	(50)
Prepaids and other current assets	(240)	53
Accounts payable	19	11
Accrued expenses	299	119
Accrued compensation	(181)	(165)
Deferred revenue	(625)	(1,171)

Net cash used in operating activities	(493)	(1,520)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,629)	(40)

Net cash used in investing activities	(1,629)	(40)

Cash Flows From Financing Activities:
Proceeds from issuance of / (Principal payments) on notes payable	113	(438)
Principal payments on capital lease obligations	—	(55)
Proceeds from the sale of common stock	55	25
Dividends paid in cash to preferred stockholders	(218)	(218)

Net cash used in financing activities	(50)	(686)

Effect of exchange rate changes on cash and cash equivalents	15	(1)

Net decrease in cash and cash equivalents	(2,157)	(2,247)
Cash and cash equivalents at the beginning of the period	10,579	10,027

Cash and cash equivalents at the end of the period	$8,422	$7,780

Supplemental disclosures of non cash activities
Payment of dividend to preferred stockholders in form of stock	$141	$102

Accrued preferred stock dividend for the end of the quarter	$48	$48

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

The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2006, or any other period.

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

Pharsight enters into arrangements consisting of perpetual or one-year licenses, one-year PCS, implementation/installation services and optional scientific consulting services. The Company recognizes revenue attributable to license, PCS and implementation/installation ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement, and are sold separately. The Company recognizes fees from optional scientific consulting services (equal to the amounts set forth in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

Pharsight also enters into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of the software products, the Company recognizes revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. The Company currently does not have vendor specific objective evidence for PCS; however, revenues from maintenance renewals on perpetual licenses are classified as maintenance revenue on the accompanying statements of operations.

For arrangements consisting solely of services, Pharsight recognizes revenue as consulting services are performed. Arrangements for consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, the Company recognizes revenue as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect the Company’s estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

The Company has one international distributor. There is no right of return or price protection for sales to the international distributor. Revenue on sales to this distributor is recognized ratably over the license term when the software is delivered to the distributor and other revenue recognition criteria are met.

Deferred Revenue

Deferred revenue is comprised of license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes license and service fees for arrangements that include significant implementation services, which have not yet been completed. Long- term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods after one year from the balance sheet date.

The principal components of deferred revenue were as follows (in thousands):

	September 30, 2005	March 31, 2005
License fees	$2,422	$2,625
Renewals	2,884	2,975
Training	24	29
Maintenance	329	524
Services	1,021	1,151

Total deferred revenue	$6,680	$7,304

Short term deferred revenue	$6,590	$7,178
Long term deferred revenue	90	126

Total deferred revenue	$6,680	$7,304

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$263	$421	$517	$515
Preferred stock dividend	(214)	(145)	(359)	(320)

Net income attributable to common stockholders for basic computation	$49	$276	$158	$195

Weighted average common shares outstanding	19,389	19,087	19,367	19,073
Dilutive effect of:
Stock options and stock-based awards	3,245	1,587	3,069	1,841

Dilutive weighted-average common shares outstanding	22,634	20,674	22,436	20,914

Net income per share attributable to common stockholders
Basic	$0.00	$0.01	$0.01	$0.01

Diluted	$0.00	$0.01	$0.01	$0.01

All potential common shares equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share in the three and six-month period ended September 30, 2005 as the effect of including such shares would be antidilutive.

The number of potential common stock shares excluded from the calculation of net income (loss) per share attributable to common stockholders at September 30, 2005 and, 2004 due to antidilution is detailed in the following table (in thousands):

	September 30,
	2005	2004
Outstanding options	2,454	2,679
Warrants	123	1,976
Redeemable convertible preferred stock	7,549	7,476

	10,126	12,131

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

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income attributable to common stockholders, as reported	$49	$276	$158	$195
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(245)	(173)	(466)	(310)

Pro forma net income (loss) attributable to common stockholders	$(196)	$103	$(308)	$(115)

Basic net income (loss) per share attributable to common stockholders
As reported	$0.00	$0.01	$0.01	$0.01

Pro forma	$(0.01)	$0.01	$(0.02)	$(0.01)

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.00	$0.01	$0.01	$0.01

Pro forma	$(0.01)	$0.00	$(0.01)	$(0.01)

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

	ESPP				Options
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (years)	0.49	0.50	0.49	0.50	2.62	3.38	3.24	3.79
Expected stock price volatility	66.7%	86.0%	89.2%	86.0%	201.7%	198.0%	203.7%	183.0%
Risk-free interest rate	3.93%	1.00%	3.64%	1.00%	4.18%	3.14%	3.70%	3.30%

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, which is a revision FAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of Statement 123R is encouraged. A component of SFAS 123(R) includes one of the following options for public companies: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods. A determination as to which of the two options the Company will adopt will be made at a later date. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized foreign exchange gains or losses. The foreign currency translation adjustments for the three months ended September 30, 2005 were $5,000. The accumulated comprehensive loss at September 30, 2005 and June 30, 2005 was $9,000 and $4,000, respectively.

Concentrations of Credit Risk

The Company receives a substantial majority of its revenue from a limited number of customers. For the three and six months ended September 30, 2005 and sales to the Company’s top two customers accounted for 59% and 52% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 70% and 63% of total revenue, respectively. For the three and six months ended September 30, 2004, sales to the Company’s top two customers accounted for 40% and 44% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 60% and 59% of total revenue, respectively. One customer accounted for 33% and 27% of total revenues for the three month ended September 30, 2005 and 2004, respectively. Another customer accounted for 26% and 13% of total revenues for the three months ended September 30, 2005 and 2004, respectively. For fiscal 2005, 2004 and 2003, sales to our top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to the top five customers in the same periods accounted for 62%, 50% and 50% of total revenue.

Two customers comprised 31% and 16%, respectively, of accounts receivable at September 30, 2005. Three customers comprised 35%, 15% and 10%, respectively, of accounts receivable at March 31, 2005.

2. NOTES PAYABLE

The Company has a secured term loan outstanding, payable over 48 months, with monthly payments that commenced in July 2002. The balance on the term loan as of September 30, 2005 was $656,000. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on this term loan as of September 30, 2005 was $241,000. In addition, the Company secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of September 30, 2005, the current balance on this equipment credit facility was $600,000.

In September 2005, the Company extended its credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as September 30, 2005.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 2:1 for the months of December 2004 and each month thereafter. The Company was in compliance with each of these covenants as of September 30, 2005. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of the Company’s assets, excluding intellectual property, secure both facilities.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

On September 1, 2005, (the “Valuation Date”), we issued a dividend in the form of 18,142 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) to a Series A Preferred shareholder, at the election of the Series A Preferred shareholder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (Please refer to the discussion of the Preferred Stock Financing in Note 8 – Preferred Stock, in the Notes to Financial Statements contained in Item 8 of our Annual Report on Form 10-K, filed on June 29, 2005.) During the three and six months ended September 30, 2005, we paid cash dividends of $73,000 and $218,000, respectively, to our Series A Preferred shareholders.

The amount of the Series B Preferred dividend was determined based on the estimated per share fair value of the Series B Preferred. To record the fair value of the Series B Preferred, we performed a valuation based on our 5-day average stock price leading up to and including the Valuation Date. Various factors including, but not limited to, deemed time to liquidity and form of dividend payment were considered in the valuation of the Series B Preferred. The estimated fair value of the Series B Preferred issued on September 1, 2005 was $141,000 or $7.8 per share of Series B Preferred Stock.

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

The Company’s Strategic Consulting segment consists of consulting, training and process redesign conducted by its clinical and decision scientists in the application and implementation of its core decision methodology. The Company’s methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials, such that those trials systematically reduce the identified uncertainties, in the most rapid and cost-effective manner possible. Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended September 30,
	2005				2004
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$2,762	$—	$—	$2,762	$2,261	$—	$—	$2,261
Services	1,243	1,915	—	3,158	247	2,564	—	2,811

Total revenues	4,005	1,915	—	5,920	2,508	2,564	—	5,072
Gross margin	3,341	525	—	3,866	2,069	1,189	—	3,258
Income (loss) from operations	810	(528)	(1)	281	251	236	—	487

	Six Months Ended September 30,
	2005				2004
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$4,997	$—	$—	$4,997	$4,380	$—	$—	$4,380
Services	1,498	5,119	—	6,617	776	4,950	—	5,726

Total revenues	6,495	5,119	—	11,614	5,156	4,950	—	10,106
Gross margin	5,436	2,237	—	7,673	4,310	2,138	—	6,448
Income (loss) from operations	725	(156)	(1)	568	502	119	—	621

Corporate and reconciling amounts include adjustments to state operating income in accordance with GAAP and corporate level expenses not specifically attributed to a segment. There were $1,000 in reconciling items to income (loss) from operations in the three or six months ended September 30, 2005 or 2004. There were no inter-segment revenues for the periods shown above.

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of September 30, 2005 and March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding the benefits of our products and services, anticipated revenue, operating expenses or cash flows, anticipated product development, trends in customer demand, expansion opportunities for our products and services, revenue from sales to certain customers and our competitive position. In some cases, these forward-looking statements can be identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results and Market Price of Stock” in this Quarterly Report on Form 10-Q. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Quarterly Report on Form 10-Q, and we do not intend to update any of the forward-looking statements after the date we file this Quarterly Report on Form 10-Q to conform these statements to actual results, unless required by law.

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

Financial Highlights for Fiscal 2006

•	Our revenue for the second quarter of fiscal 2006 was $5.9 million, an increase of 17% compared with revenue of $5.1 million in the second quarter of fiscal 2005.

•	Our gross margin in the second quarter of fiscal 2006 improved year-over-year to 65% compared with a gross margin of 64% for the second quarter of fiscal 2005. Gross margin for the first six months of fiscal 2006 also improved to 66% compared with 64% in the first six months of fiscal 2005.

•	We achieved our 7th consecutive quarter of net income.

•	Our strategic consulting segment revenue incurred a loss of $528,000 for the second quarter of fiscal 2006.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and have maintained profitability through the second quarter of fiscal 2006. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $76.5 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005; however, we experienced negative operating cash flow in the first and second quarter of fiscal 2006. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In the three and six months ended September 30, 2005, we generated 68% and 56% of our total revenues, or $4.0 million and $6.5 million, respectively, from software license and renewal fees, compared to 49% and 51% of total revenues, or $2.5 million and $5.2 million, in the three and six months ended September 30, 2004, respectively. Software services revenue increased to $1.2 million or 21% of total revenue and $1.5 million or 13% of total revenue for the three months and six months ended September 30, 2005, respectively, compared to $247,000 or 5% of total revenue and $776,000 or 8% of total revenue for the three and six months ended September 30, 2004, respectively. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter.

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

We enter into arrangements for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. We, therefore, do not present PCS revenue separately, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

We enter into arrangements consisting of perpetual or one-year licenses, one-year PCS, implementation/installation services and optional scientific consulting services. We recognize revenue attributable to license, PCS and implementation/installation ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement and are sold separately. We recognize fees from optional scientific consulting services (equal to the amounts set in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

We also enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS, however revenues from maintenance renewals on perpetual licenses are classified as maintenance revenue on our income statement.

For arrangements consisting solely of services, we recognize revenue as consulting services are performed. Arrangements for consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

We have one international distributor. There is no right of return or price protection for sales to the international distributor. Revenue on sales to this distributor is recognized ratably over the license term when the software is delivered to the distributor and other revenue recognition criteria are met.

Judgments affecting revenue recognition. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. We recognize revenue in accordance with GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, we recognize revenue from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment. In this regard, management considers the international region of the customer and the financial viability of the customer in assessing a customer’s ability to pay.

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

				Percentage of Total Revenues
	Three Months Ended September 30,		Percentage of Dollar Change Year Over Year	Three Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Total Revenues
License and renewal	$2,762	$2,261	22%	47%	45%
Services	3,158	2,811	13%	53%	55%

Total revenues:	$5,920	$5,072	17%	100%	100%

Software products segment revenues
License and renewal	$2,762	$2,261	22%	47%	45%
Services	1,243	247	403%	21%	5%

Total software products segment revenues:	$4,005	$2,508	59%	68%	49%

Strategic consulting segment revenues:	$1,915	$2,564	(25)%	32%	51%

				Percentage of Total Revenues
	Six Months Ended September 30,		Percentage of Dollar Change Year Over Year	Six Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Total Revenues
License and renewal	$4,997	$4,380	14%	43%	43%
Services	6,617	5,726	16%	57%	57%

Total revenues:	$11,614	$10,106	15%	100%	100%

Software products segment revenues
License and renewal	$4,997	$4,380	14%	43%	43%
Services	1,498	776	93%	13%	8%

Total software products segment revenues:	$6,495	$5,156	26%	56%	51%

Strategic consulting segment revenues:	$5,119	$4,950	4%	44%	49%

Comparison of Three and Six Months Ended September 30, 2005 and 2004

Total revenues

Revenue for the three months ended September 30, 2005 increased approximately 17% to $5.9 million, compared to $5.0 million in the same period in fiscal 2005. This increase was primarily attributable to growth of DMX revenue for both initial license and maintenance renewal, as the Company has not recorded a full quarter of revenue on a large DMX contract. In addition, the Company recognized larger services revenue than in previous year due to the completion of a PKS automation project.

Revenue for the six months ended September 30, 2005 increased approximately 15% to $11.6 million, compared to $10.0 million in the same period in fiscal 2005. This increase was primarily attributable to growth of DMX revenue for both initial license and maintenance renewal as the Company completed its implementation obligation on a large DMX contract. In addition, the Company recognized larger services revenue than in previous year due to the completion of a PKS automation project.

Software products segment revenues

License and renewal revenues. For the three and six months ended September 30, 2005, desktop software products revenues were $1.5 million and $3.0 million, respectively, which is consistent with $1.5 million and $3.0 million for the same periods in fiscal 2005.

PKS software products revenues decreased to $500,000 and $996,000 in the three and six months ended September 30, 2005, respectively, from $598,000 and $1.0 million in the same periods in fiscal 2005. The decrease in revenue for the three-month period ending September 30, 2005 is mainly attributable to the change in product mix between initial PKS licenses and renewal of PKS licenses. Renewals are at a lower price than initial licenses.

DMX software revenues were $766,000 and $939,000 in the three and six months ended September 30, 2005, respectively, compared to $175,000 and $350,000 in the same periods in fiscal 2005. The increase in DMX software revenue in the first quarter of fiscal 2006 is due to the completion of obligations on a large DMX contract. The increase in DMX software revenue for the first half of fiscal 2006 is also due to the completion of obligations on a large DMX contract.

Services revenues. Software services revenues were $1.2 million and $1.5 million in the three and six months ended September 30, 2005, respectively, compared to $247,000 and $776,000 in the same periods in fiscal 2005. The increase in software services revenue in the first quarter of fiscal 2006 was largely driven by the completion of a PKS contract installation. The increase in software services revenue in the first half of fiscal 2006 is due to the completion of two PKS deployment and automation framework projects.

Strategic consulting segment revenues

Strategic consulting segment revenues were $1.9 million and $5.1 million in the three and six months ended September 30, 2005, respectively, compared to $2.6 million and $5.0 million in the same periods in fiscal 2005. The decrease in strategic consulting revenue for the three months ended September 30, 2005 compared to the same period in the prior year is due to a decrease in strategic consulting services provided to one of our top customers.

The increase in strategic consulting segment revenues in the first half of fiscal 2006 compared to the same period in fiscal 2005 was driven by overall growth in our strategic consulting business and higher utilization of our scientific personnel.

				Percentage of Total Revenues
	Three Months Ended September 30,		Percentage of Dollar Change Year Over Year	Three Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Cost of Revenues
License and renewal	$78	$99	(21)%	1%	2%
Services	1,976	1,715	15%	33%	34%

Total cost of revenues:	$2,054	$1,814	13%	35%	36%

Cost of software products segments revenues
License and renewal	$78	$99	(21)%	1%	2%
Services	586	340	72%	10%	7%

Total software products segment	$664	$439	51%	11%	9%

Cost of strategic consulting segment revenues	$1,390	$1,375	1%	23%	27%

				Percentage of Total Revenues
	Six Months Ended September 30,		Percentage of Dollar Change Year Over Year	Six Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Cost of Revenues
License and renewal	$158	$192	(18)%	1%	2%
Services	3,783	3,466	9%	33%	34%

Total cost of revenues:	$3,941	$3,658	8%	34%	36%

Cost of software products segments revenues
License and renewal	$158	$192	(18)%	1%	2%
Services	901	654	38%	8%	6%

Total software products segment	$1,059	$846	25%	9%	8%

Cost of strategic consulting segment revenues	$2,882	$2,812	2%	25%	28%

Cost of revenues

Total cost of revenues

Total cost of revenues were $2.0 million and $3.9 million for the three and six months ended September 30, 2005, respectively, compared to $1.8 million and $3.7 million in the same period in fiscal 2005. The increase in both the first quarter and first half of fiscal 2006 was primarily attributable to the completion two PKS deployment and automation framework projects during the first half of fiscal 2006.

Software products segment

Cost of license and renewal revenues. Cost of license and renewal revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $78,000 and $158,000 for the three and six months ended September 30, 2005, respectively, compared to $99,000 and $192,000 in the same period in fiscal 2005. The decrease in cost of license and renewal revenues in absolute dollars and as a percentage of revenue in the three and six months ended September 30, 2005 is primarily due to decrease in royalty expense, because we currently only make payments to one vendor as compared to the two vendors we paid in fiscal 2005.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $586,000 and $901,000 for the three and six months ended September 30, 2005, respectively, compared to $340,000 and $654,000 in the same period in fiscal 2005. The increase in cost of license and renewal revenues in absolute dollars and as a percentage of revenue in the three and six months ended September 30, 2005 is primarily due to the recognition of approximately $350,000 of deferred costs related to a PKS automation project during the second quarter of fiscal 2006.

Strategic consulting segment

Cost of services for our strategic consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.4 million and $2.9 million for the three and six months ended September 30, 2005, respectively, compared to $1.4 million and $2.8 million in the same periods in fiscal 2005. The cost of services for our strategic consulting segment in absolute dollars in the first half of fiscal 2006 remained relatively consistent. For the three and six months ended September 30, 2005 the decrease as a percentage of revenue is due to cost efficiencies gained in expenses related to the strategic consulting segment revenue and increased efficiencies in the utilization of our professionals’ consulting hours during first quarter of fiscal 2006.

Operating expenses

Research and development

				Percentage of Total Revenues
	Three Months Ended September 30,		Percentage of Dollar Change Year Over Year	Three Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$808	$716	13%	14%	14%
Strategic consulting segment	—	—	0%	0%	0%

Total research and development	$808	$716	13%	14%	14%

				Percentage of Total Revenues
	Six Months Ended September 30,		Percentage of Dollar Change Year Over Year	Six Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$1,680	$1,426	18%	14%	14%
Strategic consulting segment	—	—	0%	0%	0%

Total research and development	$1,680	$1,426	18%	14%	14%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses.

Software products segment

Research and development expenses were $808,000 and $1.7 million for the three and six months ended September 30, 2005, respectively, compared to $716,000 and $1.4 million for the same periods in fiscal 2005. The increase in research and development expenses in absolute dollars for the three and six months ended September 30, compared to the same periods in fiscal 2005 was primarily due to an increase in third party consulting expense of $53,000 and $187,000 respectively.

Strategic consulting segment

The strategic consulting segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

				Percentage of Total Revenues
	Three Months Ended September 30,		Percentage of Dollar Change Year Over Year	Three Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$849	$561	51%	14%	11%
Strategic consulting segment	593	363	63%	10%	7%

Total sales and marketing	$1,442	$924	56%	24%	18%

				Percentage of Total Revenues
	Six Months Ended September 30,		Percentage of Dollar Change Year Over Year	Six Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$1,579	$1,190	33%	14%	12%
Strategic consulting segment	1,141	826	38%	10%	8%

Total sales and marketing	$2,720	$2,016	35%	23%	20%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs.

Total sales and marketing expense

Sales and marketing expenses were $1.4 million and $2.7 million in the three and six months ended September 30, 2005, respectively, compared to $924,000 and $2 million in the same periods in fiscal 2005. The increase in sales and marketing expense in absolute dollars and as a percentage of revenue in the second quarter of fiscal 2006 was due to the increased payroll related expenses related to hiring of two new employees.

The increase in sales and marketing expense in absolute dollars and as a percentage of revenue in the first half of fiscal 2006 was primarily the result of increased payroll related expenses related to the hiring of new executives near the end of first quarter of fiscal 2006, plus two additional employees. In addition, one employee has been transferred to the Company’s marketing group as the Company increases its marketing efforts. The software products and strategic consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products segment

Sales and marketing expenses for the software products segment were $849,000 and $1.6 million in the three and six months ended September 30, 2005, respectively, compared to $561,000 and $1.2 million in the same periods in fiscal 2005. The increase in sales and marketing expense in absolute dollars in the first half of fiscal 2006, as compared to the same period in fiscal 2005 was primarily due to an increase in payroll and payroll related costs, which includes employment placement fee, associated with the hiring of new executives and additional employees.

Strategic consulting segment

Sales and marketing expenses for the strategic consulting segment were $593,000 and $1.1 million in the three and six months ended September 30, 2005, respectively, compared to $363,000 and $826,000 in the same periods in fiscal 2005. The increase in expense in absolute dollars was primarily the result of an increase in payroll and payroll related expenses due to increased headcount.

General and administrative

				Percentage of Total Revenues
	Three Months Ended September 30,		Percentage of Dollar Change Year Over Year	Three Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$873	$540	62%	15%	11%
Strategic consulting segment	461	590	(22)%	8%	11%
Unallocated G&A	1	0	—	0%	0%

Total general and administrative	$1,335	$1,131	18%	23%	22%

				Percentage of Total Revenues
	Six Months Ended September 30,		Percentage of Dollar Change Year Over Year	Six Months Ended September 30,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$1,452	$1,192	22%	13%	12%
Strategic consulting segment	1,252	1,193	5%	11%	12%
Unallocated G&A	1	0	—	0%	0%

Total general and administrative	$2,705	$2,385	13%	23%	24%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, legal and accounting fees.

Total general and administrative expense

General and administrative expenses were $1.3 million and $2.7 million in the three and six months ended September 30, 2005, respectively, compared to $1.1 million and $2.4 million in the same periods in fiscal 2005. The increase in absolute dollars and as a percentage of revenue in the first half of fiscal 2006 as compared to the first half of fiscal 2005 was primarily due to an increase in deprecation related expense associated with the implementation of a new ERP system, additional facility related expenses associated with moving to a new corporate headquarters, professional service fees, additional salary due to increased headcount from the prior year and increase in salaries and bonus accrual.

Software products segment

General and administrative expenses for the software products segment were $873,000 and $1.5 million in the three and six months ended September 30, 2005, respectively, compared to $540,000 and $1.2 million in the same periods in fiscal 2005. The increase in general and administrative expense in absolute dollars for both the second quarter of fiscal 2006 and in the first half of fiscal 2006 was primarily the result of an increase in professional service fees and other general business expenses, such as insurance, and an increase in the allocation of facility related expenses. General and administrative costs for the software product segment also increased as the result of a higher relative percentage of software product segment revenues to total revenues. The increase in general and administrative expenses as a percentage of revenue for the first half of fiscal 2006 was a result of higher growth in expenses relative to the growth in revenue.

Strategic consulting segment

General and administrative expenses for the strategic consulting segment were $461, 000 and $1.3 million in the three and six months ended September 30, 2005, respectively, compared to $590,000 and $1.2 million in the same periods in fiscal 2005. The decrease in general and administrative expense in absolute dollars and as a percentage of revenue for the first quarter of fiscal 2006 compared to the same period in fiscal 2005 was primarily the result of lower allocation of allocable expenses to the strategic consulting segment due to a decrease in revenue for the three months ended September 30, 2005 compared to the same period of the prior year.

The increase in general and administrative expense in absolute dollars and decrease as a percentage of revenue for the first half of fiscal 2006 was due to the higher growth in expenses relative to the growth in revenue.

Provision for Income Taxes

Year over year comparison for the three and six months ended September 30, 2005 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Provision for income taxes	$19	$18	$40	$22

Provisions for income taxes were recorded for the three and six months ended September 30, 2005 and 2004. These provisions were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

Liquidity and Capital Resources

From our inception through the initial public offering of our common stock, we funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. In August 2000, we completed our initial public offering of 3,000,000 shares of common stock, at a price of $10.00 per share, all of which were issued and sold by us for net proceeds of $26.4 million, net of underwriting discounts and commissions of $2.1 million and expenses of $1.5 million. We paid $6.1 million to holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. After this payment, our net proceeds were $20.3 million. In June and September of fiscal 2003, we completed a private placement of preferred stock to several of our investors, raising additional net proceeds of $7.2 million, as further described below

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	September 30, 2005	% Change	March 31, 2005
Cash and cash equivalents	$8,422	(20)%	$10,579

Working capital	$2,667	(20)%	$3,332

	Six Months Ended September 30,
	2005	% Change	2004
Cash flows from operating activities	$(493)	68%	$(1,520)

Cash flows from investing activities	$(1,629)	(3973)%	$(40)

Cash flows from financing activities	$(50)	93%	$(686)

Cash and Cash Equivalents. As of September 30, 2005, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in the six months ended September 30, 2005 was primarily due to $1.6 million used in investing activities for property and equipment and $218,000 of cash used in financing activities in the cash payment for dividends. The largest use of cash from operating activities was due to an increase in accounts receivable, other assets and accrued expenses due to the timing of payments and a decrease in deferred revenue.

Cash Flows From Operating Activities. Cash flows used in operating activities decreased in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 primarily due to net income, a increase in accounts receivables, and increase in accounts payable, accrued expenses, and deferred revenue.

Cash Flows From Investing Activities. Cash flows used in investing activities during the first six months of fiscal 2006 primarily related to moving to a new corporate headquarters and investment in a new financial system that we began implementing during the fourth quarter of fiscal 2005. Cash flows used in investing activities in the first six months of fiscal 2005 related to purchases of capital equipment necessary for our ongoing operations.

Cash Flows From Financing Activities. Cash flows used in financing activities in the first six months of fiscal 2006 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. Cash flows used in financing activities in the first six months of fiscal 2005 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. We have a secured term loan outstanding, payable over 48 months, with monthly payments having commenced in July 2002. The balance on the term loan as of September 30, 2005 was $656,000. In February 2005, we secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on the term loan as of September 30, 2005 was $241,000. In addition, the Company secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of September 30, 2005, the current balance on this equipment credit facility was $600,000.

In September 2005, the Company extended our credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as of September 30, 2005.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants as of September 30, 2005. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both facilities.

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

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During the three and six months ended September 30, 2005, we paid $73,000 and $218,000, respectively, in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of September 30, 2005. On September 1, 2005 (the “Valuation Date”), at the election of a Series A Preferred stockholder, instead of cash we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to a Series A Preferred stockholder.

Contractual Commitments. As of September 30, 2005, we had operating leases for our facilities and certain property and equipment that expire at various times through fiscal years 2005 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three and six months ended September 30, 2005, we recorded rent expense related to these arrangements of $186,000 and $334,000, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of September 30, 2005, (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Redeemable convertible preferred stock (1)	$1,018	$582	$436	$—	$—
Notes payable	2,498	1,956	542	—	—
Operating leases	2,350	387	876	947	140

Total commitments	$5,866	$2,925	$1,854	$947	$140

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur, our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subjective. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem.

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

Recent Accounting Pronouncements

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board, or FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of SFAS 123R is encouraged. A component of SFAS 123R includes one of the following options for public companies: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods. A determination as to which of the two options we will adopt will be made at a later date. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

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

We commenced our operations in April 1995 and incurred net losses for every fiscal year until attaining profitability in fiscal 2005. We achieved profitability in the fourth quarter of fiscal 2004 and have maintained profitability through the second quarter of fiscal 2006. As of September 30, 2005, we had an accumulated deficit of $76.5 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three months ended September 30, 2005 and 2004, software license revenue accounted for 47% and 45% of our total revenues, respectively. In the six months ended September 30, 2005 and 2004, software license revenue accounted for 43% and 43% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

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

We receive a substantial majority of our revenue from a limited number of customers. For the three and six months ended September 30, 2005, sales to our top two customers accounted for 59% and 52% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 70% and 63% of total revenue, respectively. For the three and six months ended September 30, 2004, sales to our top two customers accounted for 40% and 44% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 60% and 59% of total revenue, respectively. For fiscal 2005, 2004 and 2003 sales to our top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 62%, 50% and 50% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We are highly dependent on the principal members of our management, scientific and development staff. Our reputation is also based in part on our association with key scientific advisors. The loss of any of these personnel might adversely impact our reputation in the market and harm our business. Failure to attract and retain key management, scientific and technical personnel could prevent us from achieving our strategy and developing our products and services. In addition, our management team has experienced significant personnel changes over the past years and may continue to experience changes in the future. If our management team continues to experience attrition, high turnover, or does not work effectively together, it could harm our business. Additionally, we do not currently hold key-man life insurance policies on our CEO, CFO or other key contributors. The demise or loss of any of these individuals could adversely impact our business.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three and six months ended September 30, 2005 and fiscal 2005, 2004, and 2003 were approximately 18%, 22%, 22%, 29% and 23%, respectively. We have a total of 11 employees based outside the United States, who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm have issued an attestation report on management’s assessment of such internal control. PCAOB Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are in the process of system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, and those weaknesses are not appropriately remediated prior to March 31, 2008, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2008 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

For instance, during fiscal 2005 and 2006, the price of our common stock closed as low as $0.75 and as high as $2.32 per share. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Insiders continue to hold a majority of our stock, which may negatively affect your investment.

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of September 30, 2005. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Shawn O’Connor, and our Chief Financial Officer, Cynthia Stephens Mignogna, evaluated the effectiveness of Pharsight’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pharsight in reports filed or submitted under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are making enhancements to our systems and processes for customer purchase order entry and fulfillment of customer order processing.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of September 30, 2005, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on August 11, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the Company’s stockholders voted on the following two proposals:

(1) Proposal to elect seven (7) directors to hold office until the 2006 Annual Meeting of Stockholders, all of which were elected at the meeting:

DIRECTOR	FOR	AGAINST	ABSTAINING
Arthur H. Reidel	23,310,824	—	76,328
Philippe O. Chambon	22,336,079	—	51,073
Robert B. Chess	23,377,018	—	10,134
Douglas E. Kelly	23.337,179	—	49,973
Dean O. Morton	23,369,969	—	17,183
Shawn M. O’Connor	23,376,602	—	13,864
Howard B. Rosen	23,373,288	—	13,864

(2) Proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm of the Company for the fiscal year ending March 31, 2005.

FOR	AGAINST	ABSTAINING
23,372,617	8,319	6,216

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

Date: November 14, 2005

PHARSIGHT CORPORATION

By:	/s/ Cynthia Stephens Mignogna
Cynthia Stephens Mignogna Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.