Form 10-Q
period 2005-12-31
PHARSIGHT CORP
filed 2006-02-13
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes   ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of February 9th, 2006: 19,537,796

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCI AL STATEMENTS

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2005	March 31, 2005*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,974	$10,579
Accounts receivable, net of allowance for doubtful accounts of $60 and $94 at December 31, 2005 and March 31, 2005, respectively	5,130	4,809
Prepaids and other current assets	388	594

Total current assets	15,492	15,982
Property and equipment, net	2,083	604
Other assets	74	236

Total assets	$17, 649	$16,822

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$432	$862
Accrued expenses	1,104	754
Accrued compensation	2,049	1,881
Deferred revenue	7,301	7,178
Current portion of notes payable	1,737	1,975

Total current liabilities	12,623	12,650

Deferred revenue, long term portion	72	126
Notes payable, less current portion	467	410
Other long term liabilities	272	—

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at December 31, 2005 and March 31, 2005
Issued and outstanding shares—1,905,369 at December 31, 2005 and 1,869,085 at March 31, 2005, respectively (1,814,662 designated as Series A at December 31, 2005 and March 31, 2005 and 90,707 designated as Series B at December 31, 2005, September 30, 2005 and March 31, 2005, respectively)—Aggregate redemption and liquidation value—$7,621	6,525	6,266
Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at December 31, 2005 and March 31, 2005
Issued and outstanding shares—none at December 31, 2005 and March 31, 2005
Common stock, $0.001 par value:
Authorized shares—120,000,000 at December 31, 2005 and March 31, 2005 Issued and outstanding shares—19,474,937and 19,332,939 at December 31, 2005 and March 31, 2005, respectively	19	19
Additional paid-in capital	73, 874	74,360
Accumulated other comprehensive loss	(8)	(24)
Accumulated deficit	(76,195)	(76,985)

Total stockholders’ deficit	(2,310)	(2,630)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$17, 649	$16,822

*	Amounts as of March 31, 2005 are derived from the March 31, 2005 audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PH ARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Revenues:
License	$1,672	$2, 391	$3,793	$4,425
Renewal	1,258	1,127	3,639	3,388
Maintenance	272	53	768	138
Services	2,555	2,891	9,171	8,617

Total revenues	5,757	6,462	17,371	16,568
Costs of revenues
License, renewal, maintenance	63	103	221	295
Services	1,766	1,845	5,549	5,311

Total cost of revenues	1,829	1,948	5,770	5,606

Gross margin	3,928	4,514	11,601	10,962
Operating expenses:
Research and development	878	750	2,558	2,176
Sales and marketing	1,496	1,067	4,216	3,083
General and administrative	1,262	1,207	3,967	3,592

Total operating expenses	3,636	3,024	10,741	8,851

Income from operations	292	1,490	860	2,111
Other income (expense):
Interest expense	(46)	(36)	(124)	(115)
Interest income	64	10	160	27
Other expense	(11)	(7)	(40)	(29)

Total other income (expense)	7	(33)	(4)	(117)

Income before income taxes	299	1,457	856	1,994
Provision for income taxes	(25)	(46)	(65)	(68)

Net income	274	1,411	791	1,926
Preferred stock dividends	(190)	(145)	(549)	(465)

Net income attributable to common stockholders	$84	$1,266	$242	$1,461

Net income per share attributable to common stockholders:
Basic	$0.00	$0.07	$0.01	$0.08

Diluted	$0.00	$0.05	$0.01	$0.07

Shares used to compute net income per share attributable to common stockholders:
Basic	19,445	19,117	19,393	19,088

Diluted	21,967	28,195	22,120	28,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$791	$1,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377	273
Changes in operating assets and liabilities:
Accounts receivable, net	(321)	(2,623)
Unbilled accounts receivable	—	50
Prepaids and other current assets	368	92
Accounts payable	(430)	267
Accrued expenses	623	486
Accrued compensation	168	74
Deferred revenue	69	(405)

Net cash provided by operating activities	1,645	140

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,856)	(340)

Net cash used in investing activities	(1,856)	(340)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	600	—
Principal payments on notes payable	(781)	(656)
Principal payments on capital lease obligations	—	(55)
Proceeds from the sale of common stock	62	35
Dividends paid in cash to preferred stockholders	(291)	(363)

Net cash used in financing activities	(410)	(1,039)

Effect of exchange rate changes on cash and cash equivalents	16	(22)

Net decrease in cash and cash equivalents	(605)	(1,261)
Cash and cash equivalents at the beginning of the period	10,579	10,027

Cash and cash equivalents at the end of the period	$9,974	$8,766

Payment of dividend to preferred stockholders in form of stock	$258	$102

Accrued preferred stock dividend at the end of the quarter	$48	$48

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

The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2006, or any other period.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our historical results of operations or financial position.

We operate in two reportable business segments: Software Products and Strategic Consulting Services. See Note 4.

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

Pharsight enters into arrangements consisting of perpetual or one-year licenses, PCS, implementation/installation services and optional scientific consulting services. The Company recognizes revenue attributable to license, PCS and implementation/installation ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement, and are sold separately. The Company recognizes fees from optional scientific consulting services (equal to the amounts set forth in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

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

The principal components of deferred revenue were as follows (in thousands):

	December 31, 2005	March 31, 2005
License	$3,225	$2,625
Renewal	3,036	2,975
Training	17	29
Maintenance	659	524
Services	436	1,151

Total deferred revenue	$7,373	$7,304

Short term deferred revenue	$7,301	$7,178
Long term deferred revenue	72	126

Total deferred revenue	$7,373	$7,304

Net Income (Loss) per Share

Basic net income per share attributable to common stock is computed by dividing net income attributable to common stockholders for the period by the weighted-average number of shares of vested common stock (i.e. not subject to a right of repurchase) outstanding during the period.

Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders for the period by the weighted-average number of shares of vested common stock outstanding and, where dilutive, weighted average number of shares of unvested common stock outstanding. Diluted net income per share attributable to common stockholders also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants to purchase common stock using the treasury stock method, and convertible preferred stock using the as-if-converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$274	$1,411	$791	$1,926
Preferred stock dividend	(190)	(145)	(549)	(465)

Net income attributable to common stockholders for basic computation	$84	$1,266	$242	$1,461

Weighted average common shares outstanding	19,445	19,117	19,393	19,088
Dilutive effect of:
Stock options and stock-based awards and as-if converted preferred stock in the periods ended December 31, 2004	2,522	9,078	2,727	9,194

Dilutive weighted-average common shares outstanding	21,967	28,195	22,120	28,282

Net income per share attributable to common stockholders
Basic	$0.00	$0.07	$0.01	$0.08

Diluted	$0.00	$0.05	$0.01	$0.07

All potential common shares equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted income per share in the three and nine -month period ended December 31, 2005 as the effect of including such shares would be antidilutive.

The number of potential common stock shares excluded from the calculation of net income per share attributable to common stockholders at December 31, 2005 and, 2004 due to antidilution is detailed in the following table (in thousands):

	December 31,
	2005	2004
Outstanding options	2,881	2,716
Warrants	123	1,976
Redeemable convertible preferred stock	7,621	—

	10,625	4,692

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

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income attributable to common stockholders, as reported	$84	$1,266	$242	$1,461
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(255)	$(181)	(721)	(491)

Pro forma net income (loss) attributable to common stockholders	$(171)	$1,085	$(479)	$970

Basic net income (loss) per share attributable to common stockholders
As reported	$0.00	$0.07	$0.01	$0.08

Pro forma	$(0.01)	$0.06	$(0.02)	$0.05

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.00	$0.05	$0.01	$0.07

Pro forma	$(0.01)	$0.04	$(0.02)	$0.03

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

	ESPP				Options
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (years)	0.50	0.50	0.49	0.50	2.51	3.26	3.18	3.73
Expected stock price volatility	83.9%	82.1%	87.4%	86.0%	196.6%	206.5%	203.0%	150.4%
Risk-free interest rate	4.37%	2.59%	3.88%	1.00%	4.37%	3.25%	3.77%	3.25%

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized foreign exchange gains or losses. The foreign currency translation adjustments for the three months and nine months ended December 31, 2005 were $1,000, $16,000. The accumulated comprehensive loss at December 31, 2005, September 30, 2005 and March 31, 2005 was $8,000, $9,000, and $24,000 respectively.

Concentrations of Credit Risk

The Company receives a substantial majority of its revenue from a limited number of customers. For the three and nine months ended December 31, 2005, sales to the Company’s top two customers accounted for 33% and 35% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 57% and 49% of total revenue, respectively. For the three and nine months ended December 31, 2004, sales to the Company’s top two customers accounted for 51% and 47% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 72% and 63% of total revenue, respectively. One customer accounted for 23% and 19% of total revenue for the three month and nine months ended December 31, 2005, respectively, compared to 34% and 24% of total revenue, respectively, for the same period in fiscal 2005. Another customer accounted for 10% and 15% of total revenues for the three and nine months ended December 31, 2005 respectively, compared to 17% and 23% of total revenue, respectively, for the same period in fiscal 2005. For fiscal 2005, 2004 and 2003, sales to our top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to the top five customers in the same periods accounted for 62%, 50% and 50% of total revenue.

One customer comprised 17% of accounts receivable at December 31, 2005. Three customers comprised 35%, 15% and 10%, respectively, of accounts receivable at March 31, 2005.

2. NOTES PAYABLE

The Company has a secured term loan outstanding, payable over 48 months, with monthly payments that commenced in July 2002. The balance on the term loan as of December 31, 2005 was $437,000. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on this term loan as of December 31, 2005 was $217,000. In addition, the Company secured an equipment credit facility for $600,000, which is payable over 36 months. As of December 31, 2005, the current balance on this equipment credit facility was $550,000.

In December 2005, the Company extended its credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as of December 31, 2005.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 2:1 for the months of December 2004 and each month thereafter. The Company was in compliance with each of these covenants as of December 31, 2005. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of the Company’s assets, excluding intellectual property, secure both facilities.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

On December 1, 2005, (the “Valuation Date”), we issued a dividend in the form of 18,142 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred”) to a Series A Preferred shareholder, at the election of the Series A Preferred shareholder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (Please refer to the discussion of the Preferred Stock Financing in Note 8 – Preferred Stock, in the Notes to Financial Statements contained in Item 8 of our Annual Report on Form 10-K, filed on June 29, 2005.) During the three and nine months ended December 31, 2005, we paid cash dividends of $73,000 and $291,000 respectively, to our Series A Preferred shareholders.

The amount of the Series B Preferred dividend was determined based on the estimated per share fair value of the Series B Preferred. To record the fair value of the Series B Preferred, we performed a valuation based on our 5-day average stock price leading up to and including the Valuation Date. Various factors including, but not limited to, deemed time to liquidity and form of dividend payment were considered in the valuation of the Series B Preferred. The estimated fair value of the Series B Preferred issued on December 1, 2005 was $117,379 or $6.47 per share of Series B Preferred Stock and the estimated fair value of Series B Preferred issued on September 1, 2005 was $141,000 or $7.8 per share of Series B Preferred Stock.

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

The Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, is its Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. The Company’s segments are designed to promote better alignment of strategic objectives between development, sales, marketing and services organizations; provide for more timely and rational allocation of development, sales and marketing resources within businesses; and for long-term planning efforts on key objectives and initiatives. The segments are used to allocate resources internally and provide a framework to determine management responsibility. Inter segment sales costs are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

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

The Company’s Strategic Consulting segment consists of consulting, training and process redesign conducted by its clinical and decision scientists in the application and implementation of its core decision methodology. The Company’s methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials, such that those trials systematically reduce the identified uncertainties, in the most rapid and cost-effective manner possible summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended December 31,
	2005				2004
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$3,202	$—	$—	$3,202	$3,571	$—	$—	$3,571
Services	868	1,687	—	2,555	582	2,309	—	2,891

Total revenues	4,070	1,687	—	5,757	4,153	2,309	—	6,462
Gross margin	3,593	335	—	3,928	3,597	917	—	4,514
Income (loss) from operations	894	(599)	(3)	292	1,397	187	(94)	1,490

	Nine Months Ended December 31,
	2005				2004
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$8,200	$—	$—	$8,200	$7,951	$—	$—	$7,951
Services	2,365	6,806	—	9,171	1,358	7,259	—	8,617

Total revenues	10,565	6,806	—	17,371	9,309	7,259	—	16,568
Gross margin	9,029	2,572	—	11,601	7,907	3,055	—	10,962
Income (loss) from operations	1,619	(755)	(4)	860	1,899	306	(94)	2,111

Corporate and reconciling amounts include adjustments to present operating income in accordance with GAAP and corporate level expenses not specifically attributed to a segment. There were $3,000 and $4,000 in reconciling items to income from operations in the three or nine months ended December 31, 2005 compared to $94,000 in reconciling items to income from operations in the three or nine months ended December 31, 2004. There were no inter-segment revenues for the periods shown above.

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by the Company’s software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of December 31, 2005 and March 31, 2005.

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

Overview

Pharsight Corporation develops and markets software products and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Our products include proprietary software for clinical trial simulation and computer-aided trial design for the statistical analysis and mathematical modeling of data and for the storage, management, and regulatory reporting of derived data and models in data repositories. Both our software products and our services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing and any point in between. We use computer-based drug-disease models, dynamic predictive market models, clinical trial simulation and advanced valuation models to create a continuously evolving view of our customers’ development efforts and product portfolios.

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

Financial Highlights for Fiscal Third Quarter 2006

•	We achieved our 8th consecutive quarter of net income.

•	Our revenue for the third quarter of fiscal 2006 was $5.8 million, a decrease of 11% compared with revenue of $6.5 million in the third quarter of fiscal 2005. Revenue for the first nine months of fiscal 2006 was $17.4 million, an increase of 5% compared with revenue of $16.6 million the same period in fiscal 2005.

•	Our gross margin in the third quarter of fiscal 2006 was 68% compared with a gross margin of 69% for the third quarter of fiscal 2005. Gross margin for the first nine months of fiscal 2006 improved to 67% compared with a gross margin of 66% for the first nine months of fiscal 2005.

•	We achieved operating cash flow of $1.7 million for the nine months ended December 31, 2005.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and have maintained profitability through the third quarter of fiscal 2006. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $76.2 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Although we believe we are currently experiencing increased demand for our consulting services, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005; however, we experienced negative operating cash flow in the first and second quarter of fiscal 2006. We achieved positive cash flow in the third quarter of fiscal 2006. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some of which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In the three and nine months ended December 31, 2005, we generated 56% and 47% of our total revenues, or $3.2 million and $8.2 million, respectively, from software license and renewal fees, compared to 55% and 48% of total revenues, or $3.6 million and $8.0 million, in the three and nine months ended December 31, 2004, respectively. Software services revenue increased to $868,000 or 15% of total revenue and $2.4 million or 14% of total revenue for the three months and nine months ended December 31, 2005, respectively, compared to $582,000 or 9% of total revenue and $1.4 million or 8% of total revenue for the three and nine months ended December 31, 2004, respectively. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter.

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

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks. Our clients may, as a result, experience declines in their revenues, which may lead to reductions in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software products and strategic consulting revenues.

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

Our revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectability to be probable, we defer recognition of revenue until the fee is collected.

We enter into arrangements for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. Therefore, we do not present PCS revenue separately, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

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

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Total Revenues
License and renewal	$3,202	$3,571	(10)%	56%	55%
Services	2,555	2,891	(12)%	44%	45%

Total revenues:	$5,757	$6,462	(11)%	100%	100%

Software products segment revenues
License and renewal	$3,202	$3,571	(10)%	56%	55%
Services	868	582	49%	15%	9%

Total software products segment revenues:	$4,070	$4,153	(2)%	71%	64%

Strategic consulting segment revenues:	$1,687	$2,309	(27)%	29%	36%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Total Revenues
License and renewal	$8,200	$7,951	3%	47%	48%
Services	9,171	8,617	6%	53%	52%

Total revenues:	$17,371	16,568	5%	100%	100%

Software products segment revenues
License and renewal	$8,200	$7,951	3%	47%	48%
Services	2,365	1,358	74%	14%	8%

Total software products segment revenues:	$10,565	$9,309	13%	61%	56%

Strategic consulting segment revenues:	$6,806	$7,259	(6)%	39%	44%

Comparison of Three and Nine Months Ended December 31, 2005 and 2004

Total revenues

Revenue for the three months ended December 31, 2005 decreased approximately 11% to $5.8 million, compared to $6.5 million in the same period in fiscal 2005. The decrease was primarily attributable to a decrease in strategic consulting services revenue as we provided less services to our customers. Due to an unexpected downturn in the pharmaceutical industry, our customers and potential customers have recently reduced their spending on strategic consulting services. During the three months ended December 31, 2005, we were particularly affected by the decreased spending by one of our largest strategic consulting services customers.

Revenue for the nine months ended December 31, 2005 increased approximately 5% to $17.4 million, compared to $16.6 million in the same period in fiscal 2005. This increase was primarily attributable to an increase in PKS renewal software license revenues and maintenance renewals in the first quarter of fiscal 2006 and the growth of DMX revenue for both initial license and maintenance renewal as we completed the implementation of a large DMX contract in the second quarter of fiscal 2006. In addition, we recognized more services revenue in the first quarter of fiscal 2006 than in the same quarter in fiscal 2005 due to the completion of a PKS automation project.

Software products segment revenues

License and renewal revenues.

Desktop software products revenues increased to $2.0 million and $5.1 million for the three and nine months ended December 31, 2005, respectively, from $1.6 million and $4.5 million for the same periods in fiscal 2005. The increase in revenue for the three months ended December 31, 2005 is attributable to an increase in initial desktop license revenue recognized from one of our major customers. The increase in revenue for the nine months ended December 31, 2005 is mainly attributable to increased sales of our desktop software products and a high rate of license renewals during the first quarter of fiscal 2006, as well as the initial desktop license revenue recognized from one of our major customers in the third quarter of fiscal 2006.

PKS software products revenues decreased to $527,000 and $1.5 million for the three and nine months ended December 31, 2005, respectively, from $1.8 million and $2.9 million in the same periods in fiscal 2005. The decrease in revenue for the three months ended December 31, 2005 is mainly attributable to a decrease in the completion and installation of PKS software products resulting in less PKS license revenue recognized. The decrease in revenue for the nine months ended December 31, 2005 is mainly attributable to the change in product mix between initial PKS licenses and renewal of PKS licenses as well as the fact that licenses were renewed at lower prices starting in the second quarter of fiscal 2006.

DMX software revenues increased to $682,000 and $1.6 million in the three and nine months ended December 31, 2005, respectively, from $168,000 and $518,000 in the same periods in fiscal 2005. The increase in revenue for the three months ended December 31, 2005 is mainly due to contiue recognizing the large DMX project completed in the second quarter of fiscal 2006 over the remaining term of the contract in the third quarter of fiscal 2006. The increase in DMX software revenue for the nine months of fiscal 2006 is also due to recognizing the revenue on the same large DMX contract obligation that was completed in the second quarter of fiscal 2006.

Services revenues. Software services revenues increased to $868,000 and $2.4 million in the three and nine months ended December 31, 2005, respectively, from $582,000 and $1.4 million in the same periods in fiscal 2005. The increase in software services revenue in the three months ended December 31, 2005 was largely driven by the completion of two major PKS projects. The increase in software services revenue in the first nine months of fiscal 2006 is due to the completion of one PKS installation project in the first quarter of fiscal 2006, two PKS deployment and automation framework projects in the second quarter of fiscal 2006 and two PKS deployment and automation framework projects in third quarter of fiscal 2006.

Strategic consulting segment revenues

Strategic consulting segment revenues decreased to $1.7 million and $6.8 million in the three and nine months ended December 31, 2005, respectively, from $2.3 million and $7.3 million in the same periods in fiscal 2005. The decrease in strategic consulting revenue for the three and nine months ended December 31, 2005 compared to the same periods in the prior year is due to a decrease in services provided resulting from the unexpected downturn of the pharmaceutical industry starting in the second quarter of fiscal 2006. Our customers and potential customers have recently reduced their spending on strategic consulting services. During the three months ended December 31, 2005, we were particularly affected by the decreased spending by one of our largest customers.

Cost of revenues and operating expenses

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Cost of Revenues
License and renewal	$63	$103	(39)%	1%	2%
Services	1,766	1,845	(4)%	31%	28%

Total cost of revenues:	$1,829	$1,948	(6)%	32%	30%

Cost of software products segments revenues
License and renewal	$63	$103	(39)%	1%	2%
Services	414	453	(9)%	7%	6%

Total software products segment	$477	$556	(14)%	8%	8%

Cost of strategic consulting segment revenues	$1,352	$1,392	(3)%	23%	22%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Cost of Revenues
License and renewal	$221	$295	(25)%	1%	2%
Services	5,549	5,311	4%	32%	32%

Total cost of revenues:	$5,770	$5,606	3%	33%	34%

Cost of software products segments revenues
License and renewal	$221	$295	(25)%	1%	2%
Services	1,315	1,107	19%	8%	7%

Total software products segment	$1,536	$1,402	10%	9%	9%

Cost of strategic consulting segment revenues	$4,234	4,204	1%	24%	25%

Cost of revenues

Total cost of revenues

Total cost of revenues were $1.8 million and $5.8 million for the three and nine months ended December 31, 2005, respectively, compared to $1.9 million and $5.6 million in the same period in fiscal 2005. The decrease in the three months ended December 31, 2005 was primarily attributable to the increased cost efficiencies in both software products and services as well as the timing of recognizing the costs associated with software consulting services. The increase in the nine months ended December 31, 2005 was primarily attributable to the completion of two PKS deployment and automation framework projects during the first half of fiscal 2006.

Software products segment

Cost of license and renewal revenues. Cost of license and renewal revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $63,000 and $221,000 for the three and nine months ended December 31, 2005, respectively, compared to $103,000 and $295,000 in the same period in fiscal 2005. The decrease in cost of license and renewal revenues in the three and nine months ended December 31, 2005 is primarily due to decrease in royalty expense, as we currently make payments to only one vendor compared to the two vendors we paid in fiscal 2005. In addition, there was a decrease in royalty expense associated with the decrease in sales of our Trial Simulator product in the third quarter of fiscal 2006.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $414,000 and $1.3 million for the three and nine months ended December 31, 2005, respectively, compared to $453,000 and $1.1 million in the same period in fiscal 2005. The cost of services revenues in absolute dollars and as a percentage of total revenue in the three months ended December 31, 2005 was relatively consistent with the same period in fiscal 2005. The increase in cost of services revenues for the nine months ended December 31, 2005 compared to the same period in fiscal 2005 is due to recognizing costs associated with the recognition of revenue from two PKS deployment and automation framework projects that were completed in the third quarter of fiscal 2006; in the same period of fiscal 2005, the costs of services revenue was not recognized as no software deployment projects were completed in that period.

Strategic consulting segment

Cost of services for our strategic consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.4 million and $4.2 million for the three and nine months ended December 31, 2005, respectively, compared to $1.4 million and $4.2 million in the same periods in fiscal 2005. The cost of services for our strategic consulting segment in the three and nine months ended December 31, 2005 remained relatively consistent compared to the same periods in fiscal 2005.

Operating expenses

Research and development

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$878	$750	17%	15%	12%
Strategic consulting segment	—	—	—	—	—

Total research and development	$878	$750	17%	15%	12%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$2,558	$2,176	18%	15%	13%
Strategic consulting segment	—	—	—	—	—

Total research and development	$2,558	$2,176	18%	15%	13%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses.

Software products segment

Research and development expenses were $878,000 and $2.6 million for the three and nine months ended December 31, 2005, respectively, compared to $750,000 and $2.2 million for the same periods in fiscal 2005. The increase in research and development expenses in absolute dollars and as a percentage of total revenue for the three and nine months ended December 31, 2005 compared to the same periods in fiscal 2005 was primarily due to an increase in third party consulting expense and an increase in payroll related expenses in the first quarter of fiscal 2006 resulting from the hiring and reallocation from other departments of five employees.

Strategic consulting segment

The strategic consulting segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$953	$753	27%	17%	12%
Strategic consulting segment	542	314	73%	9%	5%

Total sales and marketing	$1,495	$1,067	40%	26%	17%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$2,532	$1,943	30%	15%	12%
Strategic consulting segment	1,684	1,140	48%	10%	7%

Total sales and marketing	$4,216	$3,083	37%	25%	19%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs.

Total sales and marketing expense

Sales and marketing expenses were $1.5 million and $4.2 million in the three and nine months ended December 31, 2005, respectively, compared to $1.1 million and $3.1 million in the same periods in fiscal 2005. The increase in sales and marketing expense in absolute dollars and as a percentage of revenue in the third quarter of fiscal 2006 was due to an increase in sales commission that resulted from the signing of new contracts and an increase in marketing expenses related to a sales conference during the third quarter of fiscal 2006.

The increase in sales and marketing expense in absolute dollars and as a percentage of revenue in the first nine months of fiscal 2006 was primarily the result of an increase in payroll related expenses related to the hiring of new executives near the end of first quarter of fiscal 2006, plus the net increase of two additional employees and an increase in sales commission that resulted from the signing of new contracts in the third quarter of fiscal 2006. In addition, one employee was transferred to the our marketing group as we increased our marketing efforts in the second quarter of fiscal 2006. The software products and strategic consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products segment

Sales and marketing expenses for the software products segment were $953,000 and $2.5 million in the three and nine months ended December 31, 2005, respectively, compared to $753,000 and $1.9 million in the same periods in fiscal 2005. The increase in absolute dollars and as a percentage of revenue in the three months ended December 31, 2005 was due to an increase in commission expenses and marketing expenses related to the sales conference that took place in the third quarter of fiscal 2006. The increase in sales and marketing expense in absolute dollars in the first nine months of fiscal 2006 was primarily due to an increase in payroll and payroll related costs, which includes employment placement fees associated with the hiring of new executives and additional employees as well as the increase in commission expenses and marketing expenses related to the sales conference in the third quarter of fiscal 2006.

Strategic consulting segment

Sales and marketing expenses for the strategic consulting segment were $542,000 and $1.7 million in the three and nine months ended December 31, 2005, respectively, compared to $314,000 and $1.1 million in the same periods in fiscal 2005. The increase in absolute dollars and as a percentage of revenue was primarily due to the result of an increase in payroll and payroll related expenses due to increased headcount and the marketing expenses related to the inside sales conference took place in the third quarter of fiscal 2006.

General and administrative

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$867	$697	24%	15%	11%
Strategic consulting segment	392	416	(6)%	7%	6%
Unallocated G&A	3	94	—	0%	2%

Total general and administrative	$1,262	$1,207	5%	22%	19%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004		2005	2004
Software products segment	$2,319	$1,889	23%	13%	11%
Strategic consulting segment	1,643	1,609	2%	9%	10%
Unallocated G&A	4	94	—	0%	1%

Total general and administrative	$3,966	$3,592	10%	22%	22%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, legal and accounting fees.

Total general and administrative expense

General and administrative expenses were $1.2 million and $4.0 million in the three and nine months ended December 31, 2005, respectively, compared to $1.2 million and $3.6 million in the same periods in fiscal 2005. The increase in absolute dollars and as a percentage of revenue in the first nine months of fiscal 2006 as compared to the same period in fiscal 2005 was primarily due to an increase in depreciation related expense associated with the implementation of a new ERP system, additional facility related expenses associated with moving to new facilities, increase in professional service fees, and additional salary as well as related payroll expenses due to increased headcount from the prior year.

Software products segment

General and administrative expenses for the software products segment were $867,000 and $2.3 million in the three and nine months ended December 31, 2005, respectively, compared to $697,000 and $1.9 million in the same periods in fiscal 2005. The increase in general and administrative expense in absolute dollars and as a percentage of revenue for both the third quarter of fiscal 2006 and in the first nine months of fiscal 2006 was primarily the result of an increase in professional service fees and other general business expenses, such as insurance, and an increase in the allocation of facility related expenses. General and administrative costs for the software product segment also increased as the result of a higher relative percentage of software product segment revenues to total revenues. The increase in general and administrative expenses as a percentage of revenue for the nine months of fiscal 2006 was also a result of higher growth in expenses relative to the growth in revenue.

Strategic consulting segment

General and administrative expenses for the strategic consulting segment were $392,000 and $1.6 million in the three and nine months ended December 31, 2005, respectively, compared to $416,000 and $1.6 million in the same periods in fiscal 2005. The general and administrative expense in absolute dollars and as a percentage of revenue for the three and nine month ended December 31, 2005 remains relatively consistent with the same period in fiscal 2005.

Provision for Income Taxes

Year over year comparison for the three and nine months ended December 31, 2005 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Provision for income taxes	$25	$46	$65	$68

Provisions for income taxes were recorded for the three and nine months ended December 31, 2005 and 2004. These provisions were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	December 31, 2005	% Change	March 31, 2005
Cash and cash equivalents	$9,974	(6)%	$10,579

Working capital	$2,869	(14)%	$3,332

	Nine Months Ended December 31,
	2005	%Change	2004
Cash flows from operating activities	$1,645	1075%	$140

Cash flows from investing activities	$(1,856)	(446)%	$(340)

Cash flows from financing activities	$(410)	61%	$(1,039)

Cash and Cash Equivalents. As of December 31, 2005, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in the nine months ended December 31, 2005 was primarily due to $1.9 million used in investing activities for property and equipment and $410,000 of cash used in financing activities in the cash payment for dividends. The largest amount of cash provided from operating activities was due to a decrease in other assets, an increase in accrued expenses/ accrued compensation due to the timing of payments and an increase in deferred revenue. The largest cash usage from operating activities was due to a decrease in accounts payable and an increase in accounts receivable.

Cash Flows From Operating Activities. Cash flows provided by operating activities increased in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 is primarily due to net income, an increase in accounts receivables, decrease in prepaid and other assets, increase in accrued expenses and deferred revenue. At the end of the third quarter of fiscal 2006, we began to see an improvement in the demand for our consulting services, as our customers signed number of large contracts with us at the end of the year.

Cash Flows From Investing Activities. Cash flows used in investing activities during the first nine months of fiscal 2006 primarily related to moving to a new corporate headquarters and investment in a new financial system that we began implementing during the fourth quarter of fiscal 2005. We used approximately $550,000 of cash in connection with improvements made to our new corporate headquarters, which was offset by approximately $368,000 in tenant improvement credits received from the landlord. The reimbursement of tenant improvements is classified as deferred rent incentives, which is included as part of accrued liabilities. Cash flows used in investing activities in the first nine months of fiscal 2006 was related to purchases of capital equipment necessary for our ongoing operations, including computers, computer server equipments, and furniture related to the relocation of the Cary, North Carolina office in the first quarter of fiscal 2006 and the relocation of the Mountain View, California headquarters in the second quarter of fiscal 2006. There was also additional data storage purchased for both the Mountain View headquarters and the Cary office in the third quarter of fiscal 2006.

Cash Flows From Financing Activities. Cash flows used in financing activities in the first nine months of fiscal 2006 were primarily a result of loan proceeds of $600,000 received in the second quarter of fiscal 2006, offset by the payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. Cash flows used in financing activities in the first nine months of fiscal 2005 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. We have a secured term loan outstanding, payable over 48 months, with monthly payments having commenced in July 2002. The balance on the term loan as of December 31, 2005 was $437,000. In February 2005, we secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on the term loan as of December 31, 2005 was $217,000. In addition, the Company secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of December 31, 2005, the current balance on this equipment credit facility was $550,000.

In December 2005, the Company extended our credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as of December 31, 2005.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants as of December 31, 2005. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both facilities.

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

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During the three and nine months ended December 31, 2005, we paid $73,000 and $291,000, respectively, in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of December 31, 2005. On September 1, 2005 and December 1, 2005 (the “Valuation Date”), at the election of a Series A Preferred stockholder, instead of cash we issued dividends in the form of 18,142 shares of Series B Preferred Stock to a Series A Preferred stockholder.

Contractual Commitments. As of December 31, 2005, we had operating leases for our facilities and certain property and equipment that expire at various times through fiscal years 2005 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three and nine months ended December 31, 2005, we recorded rent expense related to these arrangements of $91,000 and $420,000, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of December 31, 2005, (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Redeemable convertible preferred stock (1)	$873	$582	$291	$—	$—
Notes payable	2,204	1,737	467	—	—
Operating leases	2,275	419	888	888	80

Total commitments	$5,352	$2,738	$1,646	$888	$80

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur, our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subjective. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described below, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, Shawn O’Connor evaluated the effectiveness of Pharsight’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Pharsight in reports filed or submitted under the Securities Exchange Act of 1934 is properly recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are making enhancements to our systems and processes for customer purchase order entry and fulfillment of customer order processing.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer have concluded, based on their evaluation as of December 31, 2005, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

ITEM 1A. RISK FACTORS

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

We commenced our operations in April 1995 and incurred net losses for every fiscal year until attaining profitability in fiscal 2005. We achieved profitability in the fourth quarter of fiscal 2004 and have maintained profitability through the third quarter of fiscal 2006. As of December 31, 2005, we had an accumulated deficit of $76.2 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three months ended December 31, 2005 and 2004, software license revenue accounted for 56% and 55% of our total revenues, respectively. In the nine months ended December 31, 2005 and 2004, software license revenue accounted for 47% and 48% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

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

We receive a substantial majority of our revenue from a limited number of customers. For the three and nine months ended December 31, 2005, sales to our top two customers accounted for 33% and 35% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 57% and 49% of total revenue, respectively. For the three and nine months ended December 31, 2004, sales to our top two customers accounted for 51% and 47% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 72% and 63% of total revenue, respectively. For fiscal 2005, 2004 and 2003 sales to our top two customers accounted for 45%, 28% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 62%, 50% and 50% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three and nine months ended December 31, 2005 and fiscal 2005, 2004, and 2003 were approximately 27%, 23%, 22%, 29% and 23%, respectively. We have a total of 10 employees based outside the United States, who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of December 31, 2005. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 1, 2005, we issued as a dividend 18,142 unregistered shares of our Series B redeemable convertible preferred stock to four of our Series A redeemable convertible preferred stockholders.

The holders of our Series A redeemable convertible preferred stock are entitled to receive an annual dividend at the rate of 8% of the original issue price of $4.008 on each outstanding share of Series A redeemable convertible preferred stock, which is payable quarterly in cash or shares of Series B redeemable convertible preferred stock at the election of the holder.

We believe this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Each share of Series B redeemable convertible preferred stock is convertible into four shares of our common stock at the election of the holder or upon the occurrence of certain other events described in our certificate of designations of Series A and Series B convertible preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

See Item 2 above.

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

Date: February 13th, 2006

PHARSIGHT CORPORATION

By:	/S/ SHAWN M. O’CONNOR
Shawn M. O’Connor President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
31.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.