Form 10-K
period 2006-03-31
PHARSIGHT CORP
filed 2006-06-26
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2006

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

Registrant’s telephone number, including area code: 650-314-3800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of Exchange Act)    Yes  ☐    No  ☒

As of September 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, there were 19,404,251 shares of the registrant’s Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the OTC Bulletin Board on September 30, 2005) was $1.74. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of June 22, 2006: 19,407,289

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding the benefits of our products and services, anticipated revenue or operating expenses, anticipated product development, trends in customer demand, expansion opportunities for our products and services, revenue from sales to certain customers and our competitive position. In some cases, these forward-looking statements can be identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 1A—Risk Factors” in this Annual Report on Form 10-K. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Annual Report on Form 10-K, and we do not intend to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

ITEM 1. BUSINESS

General

Pharsight Corporation develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Our products include proprietary software for clinical trial simulation and computer-aided trial design, the statistical analysis and mathematical modeling of data, and the storage, management, and regulatory reporting of derived data and models in data repositories. Both our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing

Our goal is to enable pharmaceutical and biotechnology companies to reduce the time, cost and risks of drug development activities and improve the abilities of these companies to market the use of their pharmaceutical products once approved by governing regulatory agencies. Our products and services are designed to help our customers use a more rigorous scientific and statistical process to identify earlier drug candidates that will not be successful, to enhance the likelihood that the remaining candidates will successfully complete clinical trials and to maximize marketing impact upon approval. This process is significant because the process of clinical development has remained lengthy and unpredictable while the productivity of molecule discovery research has accelerated dramatically in recent years.

Our strategic consulting services are used by 20 of the world’s largest 50 pharmaceutical companies. In addition, all of the world’s largest 50 pharmaceutical companies use our software products. Our software products are currently licensed for use on more than 4,000 desktops.

We believe our products and services provide the following benefits to customers:

•	Reduced time required for transforming, analyzing, and reporting information required for drug approval;

•	More effective trial designs with higher probability of success and greater information yield;

•	More rapid, robust and objective decision-making with wider data availability and quantified assessment of value versus risk;

•	Improved workflow and organizational efficiency with faster regulatory acceptance of trial results;

•	More efficient development programs requiring fewer clinical trials and patients, less time and lower cost to reach the market; and

•	Strengthened competitive position due to improved product labels and earlier opportunity to establish a competitive franchise.

The following illustrates several typical customer applications of our software products and services:

•	In designing phase II clinical trials, companies often face significant uncertainty in selecting the appropriate doses to test. Our products and services integrate information from phase I and pre-clinical activities, information concerning related drugs that have been developed by the customer, information in scientific literature about other drugs in the same therapeutic area, and knowledge of the relevant physiological and disease processes. This information, along with carefully identified assumptions, is used to develop a mathematical model enabling a computer simulation of the proposed trial. Using this approach, customers are often able to identify proposed doses that have little chance of success and should be excluded, or to identify additional doses that are more likely to yield important information.

•	In designing phase III clinical trials, companies often face significant uncertainty concerning the most appropriate treatment strategy, patient inclusion/exclusion criteria and/or clinical measurements. Our products and services for phase III clinical trials use an information gathering and modeling approach similar to that described for the phase II clinical trials above, but incorporate phase II data and detailed mathematical models of the relevant patient populations. Our products and services are often able to identify patient groups with low chance of demonstrating efficacy, or an unacceptable chance of demonstrating side effects, prior to conducting the actual trial. In addition, we may be able to predict which clinical measurements will be most likely to provide conclusive results in the proposed trial.

•	In making drug portfolio decisions, companies need to integrate scientific and clinical results, such as those described above, with market and financial information for all of the drug candidates in the development pipeline. We believe that our products and services help companies make better decisions concerning “go/no-go” criteria, prioritization of potential label objectives to be pursued and optimal sequencing of clinical trials within a development program. Our products and services can also help customers adopt a more quantitative and scientific approach to resource allocation among programs within their drug portfolios.

•	The production of industry standard pharmacokinetic, or PK, reports required by the United States Food and Drug Administration, or FDA, for a new drug submission are often characterized by lengthy cycle times, increasing both expense and required resources along with potential variability and quality issues regarding the display of results within a clinical development organization. Much of an individual scientist’s time in a typical client organization may be involved with tasks such as data preparation needed for analysis, display of PK analysis via report creation, and the quality control measures needed to ensure correct information is presented to the FDA. These tasks may reduce time available to focus on the quality and impact of the scientific decisions that drive compound development. The lack of industry standards and an integrated software platform to drive the adoption and automation of standards can often lead to lengthy report cycles and delays in regulatory submissions.

•	By deploying our Pharsight® Knowledgebase Server™, or PKS™, suite of applications and services (PKS, WinNonlin®, PKS Reporter™, PKS Validation Suite™ and PK Automation), we believe our clients have succeeded in delivering sustainable productivity improvements to their regulatory submission process. Our PKS data repository affords integration to legacy laboratory and clinical data sources, reducing the time needed for data preparation prior to analysis by our clients’ scarce scientific resources. The PKS suite seamlessly integrates PKS with WinNonlin, PKS Reporter, and third-party applications and provides the opportunity to automate a majority of the standard PK reports required by the FDA.

•	We believe many of our clients have experienced significant productivity improvements in creation of standard PK reports, including significant reductions in report cycle time, along with improvements in quality and consistency of analysis and display of analytical results. As a result of these increases in productivity, we believe our clients are able to reallocate resources to other aspects of the drug development process.

•	A typical example of the use of Drug Model Explorer™, or DMX®, to support quantitative decision making is in the area of analyzing a potential new drug in a pharmaceutical company’s key therapeutic area franchise. To this end, we collaborated with a pharmaceutical company to build model-based projections of the competitive landscape. The modeling effort combined internal study data with published trials and FDA submissions on competing compounds to generate an integrated and quantified assessment of the drug’s likely performance. The client’s clinical development project team used DMX to evaluate and communicate the modeling results. Through DMX, the team explored clinical effects and associated uncertainty for the drug and competitors across multiple endpoints, treatments, and patient populations based on pre-simulated responses defined and prepared as part of the model-building effort. The results showed that the new drug was unlikely to outperform its main competitor; development was discontinued in the target patient population. The modeling project supported a more confident decision without investment in additional trials, and allowed team members to re-deploy to other programs. It also provided an enduring, evolving knowledge database to support future development decisions.

The use of our software and leading edge methodology developed by our strategic consulting group greatly enhances the traditional drug-development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in number of contracts with our existing customers, and the increase in our average contract value over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. This demand can be met by increased deployment of our software and services, by proprietary solutions developed by our clients, or by increased internal resources within our customers. We believe that these trends, in addition to increasing regulatory requirements from the FDA, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our software product offerings and strategic consulting services.

Pharsight Products and Services

Our software products and services provide an iterative method for enhancing the design of a clinical trial or development program, based on a series of steps. Each step utilizes available data to produce and validate a mathematical model that is in turn used to select a better strategy for moving to the next stage of clinical development, while improving productivity and efficiency in the drug development process.

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

In fiscal 2006, 2005 and 2004, revenues from our software product offerings and related services generated 59%, 53%, and 55% of our total revenues, respectively, and revenues from our strategic consulting services generated 41%, 47% and 45% of our total revenues, respectively. In fiscal 2006, 2005 and 2004, revenues from our software product offerings and related services were $13.4 million, $12.1 million and $9.7 million, respectively, and revenues from our strategic consulting services were $9.3 million, $10.5 million, and $8.0 million, respectively.

We operate in two business segments comprised of Software Products and Strategic Consulting Services. Our revenues from external customers, profit and loss and total assets, are set forth in our financial statements, which appear in “Item 8—Financial Statements and Supplementary Data.” Information regarding sales to customers by major geographic regions is set forth in Note 12 to our financial statements, which appears in “Item 8—Financial Statements and Supplementary Data.” No foreign country accounted for 10% or more of our total revenues in the fiscal years ended March 31, 2006, 2005, and 2004. All of our significant long-lived assets are located within the United States.

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

WinNonlin Validation Suite. The WinNonlin Validation Suite streamlines on-site validation of the WinNonlin product. The Validation Suite provides a selection of automated tests, each of which runs a specific WinNonlin analysis or function and tests the results against standardized, known output. The Validation Suite efficiently and effectively provides documentation of on-site validation activities, through automated generation of validation reports via Microsoft® Word. Clients use WinNonlin Validation Suite to reduce effort and time needed for validation planning, testing, and reporting.

Pharsight Knowledgebase Server. PKS provides a means of capturing and managing both summary and detailed (PK/PD) data across a large set of compounds and development phases. PKS also provides a unified data environment for supporting clinical pharmacology modeling, analysis and reporting activities. PKS is directly integrated with WinNonlin and other industry standard modeling and analysis tools. PKS was developed to help enable compliance with FDA regulation 21 CFR 11, which requires electronic data security and auditing on submissions to the FDA. We believe that industry acceptance of PKS has been positively affected by our clients’ need for efficiency gains, as well as compliance with increased regulatory requirements. When linked to PKS, PKS Reporter 1.0 provides regulatory-compliant authoring of Microsoft® Word documents containing analysis results, source data, tables, and plots produced by WinNonlin, or other tools, while being securely managed within the PKS Suite.

PKS Validation Suite. PKS Reporter addresses the need for streamlined, systematic, and automated report generation and signature. Using the Pharsight Knowledgebase Server™ (PKS™) as an underlying source of secure, regulatory-compliant report content, PKS Reporter allows researchers to use familiar tools such as WinNonlin® and Microsoft Word® to construct, update, review and approve any type of report. PKS Reporter is directly integrated with PKS, as both a source of report content and a secure repository for report storage and version control. PKS Reporter links reports in Microsoft Word directly to PKS, where it draws report content from data and modeling results created in WinNonlin Enterprise, NONMEM®, SAS and other industry-standard modeling and analysis tools. From within Microsoft Word, researchers can browse the PKS database, loading objects and values drawn from various PKS studies and analysis scenarios. When the source data change, PKS Reporter marks its content as out of date, ready for automatic update. QA staff can automate the verification of report data by simply opening the document and selecting to have all references checked. Development teams can create standardized report templates specifying report layout, formatting and specific content elements. Report sign-off is smooth and automatically tracked with Reporter’s signature tool and e-mail notification.

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

Drug Model Explorer. DMX is a software program that communicates the essential findings of drug models while freeing the user from the need to understand the drug model’s complex underlying mathematics. With DMX, project teams made up of physicians, marketers, and other non-modelers can visualize and explore key modeled drug attributes, and the uncertainty around those attributes, given the current state of knowledge about a development program. DMX generates views of program data from queries of underlying drug-disease models and simulated responses over a defined problem-space (e.g., treatments, endpoints, covariates and competitors).

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

• Drug-Disease Models

Our drug-disease models predictively characterize the distribution of treatment outcomes (safety, efficacy, surrogate outcomes) for a new chemical entity, or NCE, and related compounds as a function of dosing strategy, disease and patient and trial characteristics.

• Trial Models

Our trial models predict probability distributions of outcomes and reductions in uncertainty around them as a function of dosing strategy, number of treatment arms, type of control, sample population characteristics, sample size and treatment duration.

• Market Models	Our market models characterize the demand for products (market size and share) under different feature sets and different competitive and innovation scenarios, and their evolution over time.

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

This methodology is valuable at all stages of development. The integration of our models at the asset strategy phase (overall positioning of a new drug) and program/trial strategy phase (focusing on a specific indicator) enables us to help our customers position their drugs as competitively as possible in the market; to do so while avoiding unnecessary trials (and only as large, lengthy and costly as is required); and to redeploy resources away from unpromising compounds at the earliest possible decision point.

The following chart depicts typical issues that we are asked to address in strategic consulting projects throughout development and post marketing:

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

• Assess strategic fit in franchise.

Our strategic consulting personnel are located throughout the United States, Europe and Australia. Most have Ph.D. degrees with post-doctoral training in medicine, clinical pharmacology, biostatistics, pharmacokinetics, mathematics, engineering, decision analysis or other relevant disciplines. Our senior consultants each have more than a decade of experience in drug disease modeling, trial design or strategic consulting. We also utilize a network of consultants with expertise in various specialized disciplines and therapeutic areas.

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

During our fiscal year ended March 31, 2006, we provided products and services for which we recognized revenue to more than 1,100 customers. In fiscal 2006, Pfizer Inc., or Pfizer, our largest customer, accounted for 25% of our total revenue, and Eli Lilly and Company, or Eli Lilly, also accounted for 17% of our total revenue. In fiscal 2005, Pfizer and Eli Lilly accounted for 25% and 20%, respectively, of our total revenue. While we were successful in diversifying our customer base and reducing our dependency on Pfizer and Eli Lilly, we are still dependent on them for a substantial portion of our revenues. If we were to lose either Pfizer or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. See “Item 1A—Risk Factors—Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.”

Our strategic consulting customers range in size from the largest pharmaceutical companies to small pharmaceutical companies, and the focus of our work differs depending upon the size and maturity of the customer. In our smaller and medium-sized customers, we tend to engage in discrete projects often with challenging analytic and design problems, where modeling and simulation can be particularly valuable. This kind of work may or may not lead to subsequent engagements. By contrast, at our largest customers, we tend to have ongoing relationships which are more strategic in nature, and we focus on helping improve the process by which they develop drugs, broadening and deepening the application of modeling and simulation over time, with the intent of achieving systematic, lasting performance improvement.

Product Development

Within our software products segment, we employ engineers with expertise in software development, web-based applications, database systems, network architecture, and mathematical modeling, and scientists with expertise in clinical development, decision analysis, statistical modeling, and clinical pharmacology and development. Our product development personnel work closely with our strategic consulting personnel and our client base in designing and testing products to meet customer requirements.

Our research and development efforts are focused on improving and enhancing our existing products and services, as well as developing new products and services. Our research and development efforts take place principally at our offices in Mountain View, California, and Cary, North Carolina.

In November 2002, we refocused our research and development activities to concentrate on our analysis tools and data repository products and the development of our next generation modeling platform, while reducing non-core development headcount accordingly. In fiscal 2004, we invested in development to expand our ability to achieve potential breakthrough improvements in drug development productivity for our customers. The primary focus of this investment has been in software that enables customers to adopt and implement our model-based drug development methodology. The introduction of DMX in fiscal 2004 represented a significant accomplishment in this area, enabling a much larger number of other participants in the drug development process to utilize those models in a systematic, integrated fashion to collaborate and make better decisions. See “Item 1A—Risk Factors—We may lose existing customers or be unable to attract new customers if we do not keep pace with technological changes.”

Our research and development expenses were $3.5 million in fiscal 2006 and $2.9 million in fiscal 2005, and 2004, respectively.

Sales and Marketing

Sales of our strategic consulting services and our software products are primarily generated in the United States and Europe through a direct field sales organization as well as an inside sales organization. Sales of our strategic consulting services can range from discrete single projects, where modeling and simulation can be particularly valuable, to expansions of ongoing relationships at our larger clients, which are more strategic in nature. Our desktop software applications are primarily sold through an inside sales organization. Our typical PKS software customer’s purchase decision can involve many groups, potentially including clinical pharmacology, ADME (Absorption, Distribution, Metabolism and Excretion), toxicology, biostatistics, regulatory and early clinical as well as information technology (IT) and procurement. PKS also involves a significant validation process. PKS therefore requires a longer selling cycle than our previous software products, and demands a team of sales, marketing and support professionals in the sales process. DMX software sales requires a team of Strategic Consulting Services consultants, sales and product management. A customer’s purchase decision for DMX may involve several groups in research and development potentially including PK/PD, modeling and simulation, clinical pharmacology, and biostatistics, as well as IT. A purchaser would typically be a company whose decision process already incorporates modeling and simulation methodology.

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

Competition

Software Products Segment. We compete based on a number of factors, including the functionality, reliability and ease of implementation and use of our software products. Our WinNonlin, WinNonMix and PKS products compete with products produced by Thermo Electron Corporation and the Globomax division of ICON plc. Although we believe we currently do not have direct competitors for our Trial Simulator product line or our DMX product, other companies may compete with us in the future. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own.

Strategic Consulting Segment. We compete based on a number of factors, including cost, quality and effectiveness of our services and degree of complexity of the consulting offering. Other entities provide modeling services, some of which are similar to those provided by our strategic consulting services group. In addition, our customers are primarily large pharmaceutical companies that have substantial research and development budgets, and these customers may internally develop the expertise that we provide. Although we believe we currently do not have direct competitors for our comprehensive set of services offerings, as well as modeling and simulation services integrated with the DMX product, other entities may compete with us in selected offerings in the future.

Intellectual Property Rights

Technology In-Licensing

Although our products are based on our research and development, we license software from third parties when it is more efficient to incorporate pre-existing programs or routines, when there are novel technologies available by license that would improve our products, or when brand recognition of established products provides a marketing advantage. We incorporate such third-party software that we have rights to use under the terms of license agreements that require us to pay royalties to the licensor based upon either a percentage of the sales of products containing the licensed software or a fixed fee for each product shipped. Although all of the software we license for use in our products is replaceable with software from other vendors or our own development efforts, the loss of a license could delay the sales of certain of our products.

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

We have five U.S. patents with expirations dates between September 29, 2020 and May 31, 2021, and three U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, there can be no assurance that we will be able to protect our proprietary rights against unauthorized third party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights. See “Item 1A—Risk Factors—Our business depends on our intellectual property rights, and if we are unable to adequately protect them, our competitive position will suffer,” and “—If we become subject to infringement claims by third parties, we could incur unanticipated expense and be prevented from providing our products and services.”

Employees

As of March 31, 2006, we had a total of 85 employees—7 in software and deployment; 27 in strategic consulting services; 18 in sales and marketing; 18 in research and development; and 15 in executive, general and administrative and information technology functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

ITEM 1A. FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

Risks That Affect Our Future Operations

We may not be able to generate sufficient revenues to sustain profitability.

We commenced our operations in April 1995 and incurred net losses every quarter until attaining profitability in the fourth quarter of fiscal 2004. While we have maintained annual profitability for fiscal 2005 and 2006; as of March 31, 2006, we had an accumulated deficit of $76.5 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products. If these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

The terms governing our credit facilities with Silicon Valley Bank include a number of significant restrictive covenants. In June 2006, the revolving credit facility was extended until May 2007. The covenants were modified whereby, beginning in the quarter ending June 30, 2006, the Company shall maintain a minimum tangible net worth in the amount not less than $3 million. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants will, among other things, limit our ability to:

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In fiscal 2006, software license revenue accounted for 47% of our total revenue. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

An increase in service revenue as a percentage of total revenue, or a decrease in software license revenue as a percentage of total revenue, may decrease our overall margins.

We realize lower margins on service revenue than on license revenue. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than those margins generated by our deployment organization or internal scientific staff. As a result, if service revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be adversely affected. In fiscal 2006, service revenue decreased to 53% of total revenue from 57% in fiscal 2005 and 54% in fiscal 2004. During the same time period, service costs as a percentage of service revenue decreased from 73% in fiscal 2004 to 58% in fiscal 2005, and increased to 62% in fiscal 2006. Overall gross margin has increased from 56% in fiscal 2004 to 66% in fiscal 2006, as an increasing percentage of our total revenues is attributable to software revenue.

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

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2006, 2005 and 2004, sales to sales to our top two customers accounted for 42%, 45% and 28% of total revenue, respectively and sales to our top five customers accounted for 52%, 62% and 50%. In fiscal 2006, Pfizer Inc., or Pfizer, our largest customer, accounted for 25% of our total revenue, and Eli Lilly and Company, or Eli Lilly, accounted for 17% of our total revenue. In fiscal 2005, Pfizer accounted for 25% and Eli Lilly accounted for 20% of our total revenue. In fiscal 2004, Pfizer accounted for 16% and Eli Lilly accounted for 11% of our total revenue. Consequently, we are dependent on Pfizer and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may further reduce the number of our existing and potential customers. If we do not generate as much revenue from these major customers as we expect to, if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

Our customers can cancel many of our services agreements upon prior notice. Additionally, due to the nature of our services and deployment engagements, customers sometimes delay projects because of timing of the clinical trials and the need for data and information that prevent us from proceeding with our projects. These delays and contract cancellations cannot be predicted with accuracy and we cannot assure you that we will be able to replace any delayed or canceled contracts with the customer or other customers. If we are unable to replace those contracts, our revenues and results of operations would be adversely affected.

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

If we become subject to infringement claims by third parties, we could incur unanticipated expense and be prevented from providing our products and services

We cannot assure you that infringement claims by third parties will not be asserted against us or, if asserted, will be unsuccessful. These claims, whether or not meritorious, could be expensive and divert management resources from operating our company. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could block our ability to provide products or services, unless we obtain a license to such technology. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all.

International sales of our product account for a significant portion of our revenue, which exposes us to risks inherent in international operations.

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenue for fiscal 2006, 2005 and 2004 were approximately 24%, 22% and 29%, respectively. We have a total of 12 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

While we believe we currently have adequate internal control over financial reporting, we will be required, as of March 31, 2008, to evaluate and report on the effectiveness of our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from the evaluation and reporting could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008, based on SEC final rule—33-8618, September 22, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm have issued an attestation report on management’s assessment of such internal control. PCAOB Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

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

The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although United States Food and Drug Administration or comparable international agencies do not directly regulate our products and services, the use of some of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations. The regulatory agencies could enact new regulations or amend existing regulations with regard to these or other products that could restrict the use of our products or the business of our customers, which could harm our business.

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

For instance, during fiscal 2006 the price of our common stock closed as low as $1.20 and as high as $2.32 per share. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Insiders continue to hold a majority of our stock, which may negatively affect your investment.

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of March 31, 2006. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive office, totaling approximately 14,000 square feet, is located in Mountain View, California under a lease that expires in August 2010. We also lease approximately 13,000 square feet in Cary, North Carolina for a sales, development and training facility, under a lease that expires in March 2011. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Pharsight’s stockholders during the fourth quarter of our fiscal year ended April 30, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers and key employees as of June 10, 2006:

Name	Age	Position
Executive Officers
Shawn M. O’Connor	46	President, Chief Executive Officer and Chairman

William Frederick	42	Senior Vice President, Chief Financial Officer and Corporate Secretary

James D. Hayden	38	Senior Vice President, Global Sales

Mark Hovde	49	Senior Vice President, Marketing

Daniel L. Weiner	56	Senior Vice President, Software Products

Key Employees
Rene Bruno	50	Managing Director, Strategic Consulting Services, Europe

William Gillespie	54	Vice President, Strategic Consulting Services, East Coast Operations

E. Gregory Lee	57	Vice President, Engineering

Nancy Risch	57	Vice President, Global Sales

Shawn M. O’Connor, Pharsight’s President, Chief Executive Officer and Chairman since February 2003, joined Pharsight in September 2002 as its Senior Vice President and Chief Financial Officer. Mr. O’Connor has more than 20 years of experience in high technology executive management. Prior to joining Pharsight, Mr. O’Connor was the President and Chief Operating Officer of QRS Corporation, a leading provider of business-to-business e-commerce services to the retail industry, from 1995 to 2001. Prior to QRS, he served as Chief Financial Officer of Diasonics Ultrasound, Inc., a publicly held worldwide medical equipment manufacturer, from 1987 to 1994. Mr. O’Connor began his career with the accounting firm Peat Marwick, where he served as a CPA in both San Francisco and London. Mr. O’Connor holds a B.S. from the University of California, Berkeley, in Finance & Business Administration and is a graduate of the Executive Education Program at the Stanford Graduate School of Business.

William Frederick, joined Pharsight in April, 2006. Prior to joining Pharsight, Mr. Fredrick was Vice President and Chief Financial Officer of Versata, Inc. from January 2004 to January 2005. Mr. Frederick joined Versata in December 2002 as Corporate Controller and was appointed as Vice President and Chief Financial Officer in January 2004. In February 2005, Mr. Frederick was also appointed as Versata’s interim Chief Executive Officer and President. From August 2000 through March 2002, Mr. Frederick served as Vice President, Finance at Clarent Corporation. From January 2000 through August 2000, Mr. Frederick was Corporate Controller at ACT Networks, Inc. a developer and manufacturer of broadband access equipment that was acquired by Clarent in August 2000. From May 1999 to November 1999, Mr. Frederick was the Chief Financial and Administrative Officer of IAM.com, Inc, a business-to-business web application company. From January 1998 to May 1999, Mr. Frederick was in the corporate finance department of The Disney Store division of The Walt Disney Company. Mr. Frederick holds a M.B.A degree from California State University at Long Beach and a bachelor’s degree in finance from California State University at Fullerton.

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

Mark Hovde joined Pharsight in April 2005 as Senior Vice President, Marketing. Mr. Hovde has more than 15 years of experience in marketing and business development for pharmaceutical software, data, and services companies. Prior to joining Pharsight, from October 2003 to April 2005, Mr. Hovde was the President and founder of Hovde Associates, LLC, a management consulting firm specializing in counsel on pharmaceutical development. Prior to this, from September 2000 to October 2003, he was the Vice President, Sales and Business Development at Fast Track Systems, Inc., a developer of software focused on improving the protocol quality and the speed of the clinical trial process. While at Fast Track, Mr. Hovde was responsible for the formation and management of the company’s sales and marketing organizations and successfully created a unique consulting services program, which was offered to the company’s major accounts. From 1989 to August 2000, Mr. Hovde was also the co-founder of DataEdge, LLC, a developer of novel informatics that help reduce the time and cost of clinical trials. At DataEdge he pioneered the PICAS and CROCAS databases, leading clinical cost benchmarking tools, which improved trial cost control. Mr. Hovde has authored several publications and presentations and holds a Bachelor of Science degree in Finance from the Wharton School of the University of Pennsylvania, where he was also named a Benjamin Franklin Scholar, and an MBA from Harvard Business School.

Daniel L. Weiner, Ph.D., rejoined Pharsight as Senior Vice President, Software Products in June 2004. Dr. Weiner worked as an independent pharmaceutical consultant before taking the position of Senior Vice President and Head of Global Clinical Development at IVAX Corporation from May 2003 to May 2004. From February 1998 until December 2002, Dr. Weiner held the position of Senior Vice President of Software Development with Pharsight. Dr. Weiner has extensive drug development experience and has served as an expert consultant to the FDA on pharmacokinetic modeling and bioequivalence assessment. Prior to his previous tenure with Pharsight as a Senior Vice President, Dr. Weiner held several management positions including Head, Biostatistics, Merrell Dow Pharmaceuticals; Vice President, Statistical Consultants, Inc.; Vice President, Syntex Development Research; and Senior Vice President and Principal Scientist, Quintiles. Dr. Weiner graduated from the University of Kentucky with a doctoral degree in Mathematical Statistics, with emphasis on compartmental modeling, as well as an M.S. in Statistics, and a B.S. in Mathematics.

Rene Bruno, Ph.D. Managing Director, Strategic Consulting Services, Europe. Prior to joining Pharsight, Dr. Bruno spent the last three years at Genentech, Inc. in South San Francisco, Calif., where he was most recently senior scientist and head of the pharmacometry unit. Before Genentech, Dr. Bruno held various scientific research positions, including research advisor, over the course of 13 years at Rhone-Poulenc Rorer in Antony, France and Collegeville, Pa. Prior to Rhone-Polenc Rorer, Dr. Bruno was a pharmacokineticist at Syntex Research in France. To date, he has authored or co-authored more than 130 manuscripts and scientific communications in the field of drug development. Dr. Bruno has undertaken extensive work in the areas of modeling and simulation and has been an industry leader in supporting this methodology in the drug development process across several global projects. Dr. Bruno holds a Ph.D. in pharmacology from the University of Aix-Marseille, department of Pharmacokinetics and Toxicokinetics in School of Pharmacy. In addition, he holds a “Habilitation a des Recherches” from University of Aix-Marseille, the highest academic degree in France. Dr. Bruno held a “Maitre-Assistant” (Assistant Professor) position in the department of Pharmacokinetics and Toxicokinetics, School of Pharmacy, Marseilles before moving to the Pharmaceutical Industry.

William Gillespie, Ph.D. Vice President, Strategic Consulting Services, East Coast Operations. Dr. Gillespie joined Pharsight in April 1999 as a Senior Consultant, Scientific Affairs. From 1997 to April 1999, he was Vice President for Pharmacokinetic Research and Development at GloboMax LLC. From 1993 to 1997, he was with the Center for Drug Evaluation and Research, U.S. Food and Drug Administration serving as Associate Director for Scientific Affairs and heading the Pharmacometrics Staff in the Office of Clinical Pharmacology and Biopharmaceutics. From 1987 to 1993, he was Assistant Professor of Pharmaceutics at the University of Texas at Austin, College of Pharmacy. He received his Ph.D. in Pharmacy from the University of Iowa in 1987. Dr. Gillespie’s recent research efforts have concentrated on novel applications of PK and PK/PD modeling including clinical trial simulations, Bayesian approaches to population PK/PD modeling, in vivo/in vitro correlation, and bioequivalence assessment based on pharmacodynamic measurements. He has published over 50 research articles pertaining to pharmacokinetics and biopharmaceutics.

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

As of June 22, 2006, there were 19,407,289 shares of common stock outstanding that were held by approximately 110 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Set forth below are the high and low closing prices for our common stock reported on the Over-The-Counter Bulletin Board system for the periods indicated:

	High	Low
Fiscal year ended March 31, 2006
Fourth Quarter	$2.05	$1.37
Third Quarter	1.90	1.20
Second Quarter	2.32	1.65
First Quarter	1.90	1.35

Fiscal year ended March 31, 2005
Fourth Quarter	$2.03	$0.95
Third Quarter	1.20	0.75
Second Quarter	1.06	0.90
First Quarter	1.70	1.03

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

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical selected consolidated financial data in conjunction with the financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. We have derived our consolidated balance sheet data as of March 31, 2006 and 2005 and consolidated statement of operations data for each of the years ended March 31, 2006, 2005 and 2004, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2004, 2003 and 2002 and statement of operations data for the years ended March 31, 2003 and 2002 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$22,742	$22,593	$17,730	$13,968	$14,249
Gross profit	15,043	14,832	9,937	7,666	5,974
Total operating expenses	14,461	11,841	11,673	18,837	25,138
Income (loss) from operations	582	2,991	(1,736)	(11,171)	(19,164)
Net income (loss)	530	2,733	(1,997)	(11,542)	(18,952)
Net income (loss) attributable to common stockholders	$(208)	$2,123	$(2,990)	$(12,163)	$(18,952)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.11	$(0.16)	$(0.65)	$(1.03)
Diluted	$(0.01)	$0.10	$(0.16)	$(0.65)	$(1.03)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,421	19,122	19,051	18,800	18,419
Diluted	19,421	28,509	19,051	18,800	18,419

	As of March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$10,832	$10,579	$10,027	$10,875	$13,492
Total assets	17,786	16,822	15,294	15,574	19,954
Long-term obligations, net of current portion	699	536	1,610	2,024	3,194
Redeemable convertible preferred stock	6,641	6,266	6,164	5,608	—
Total stockholders’ equity (deficit)	$(2,659)	$(2,630)	$(4,915)	$(2,127)	$6,684

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Our products include proprietary software for clinical trial simulation and computer-aided trial design, the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in data repositories. Both our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

The use of our software and methodology is on the leading edge of the traditional drug-development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in the number of contracts with our customers, and the increase in our average contract values over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. We believe that these trends, in addition to increasing regulatory requirements from the FDA, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

For reporting purposes, we operate in two business segments: Software Products and Strategic Consulting. Our Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. Our Strategic Consulting segment consists of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. These segments were determined based on how management and our Chief Operating Decision Maker, or CODM, who is our Chief Executive Officer, view and evaluate our business.

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on the Nasdaq National Market. In November 2002, our common stock ceased to trade on the Nasdaq National Market and it is currently traded on the Over-The-Counter Bulletin Board system. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3rd Floor, Mountain View, CA 94041-1530.

Financial Highlights for Fiscal 2006

•	Our revenues for fiscal 2006 were $22.7 million, a slight increase over fiscal 2005 of $22.6 million, primarily due to an increase in software license revenue offset by a decrease in service revenue.

•	Our revenue from the software business segment for fiscal 2006 was approximately $13.4 million compared with $12.1 million for fiscal 2005. License, renewal and maintenance revenue for fiscal 2006 accounted for approximately $10.8 million, up from approximately $9.8 million for fiscal 2005. Software services revenue accounted for $2.7 million for fiscal 2006, up from $2.3 million for fiscal 2005.

•	Our net income for fiscal 2006 was $530,000 compared to $2.7 million in fiscal 2005. The decrease in net income was primarily due to the increase in operating expenses that resulted from our planned investments in sales and marketing and research and development for fiscal 2006.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and maintained annual profitability during fiscal 2005 and fiscal 2006. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $76.5 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Despite the recent decreases in service revenue, we still experience increased demand for our consulting services. However, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005 and fiscal 2006. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

For the fiscal year ending March 31, 2006, we generated 47% of our total revenues, or $10.8 million, from software license and renewal fees, compared to 43% of total revenues, or $9.8 million, in fiscal 2005. Software services revenue increased to $2.7 million or 12% of total revenue in fiscal 2006, compared to $2.3 million or 10% of total revenue in fiscal 2005. Total revenue for our software business segment for fiscal 2006 was 59% of our total revenue, or $13.4 million, compared to 53% of total revenue, or $12.1 million, in fiscal 2005. The increase was a result of the increase in the software business segment revenue offset by a similar decrease in the strategic consulting services segment revenue. The 11% increase in revenue from our software business segment from fiscal 2005 to fiscal 2006 was primarily attributable to a higher rate of renewals, completion of one PKS install base project, two automation projects, sales of three DMX contracts, and a large install base of desktop software. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter. The additional spending in Sales and Marketing by adding new sales personnel as well as hiring the two Senior Vice President of Sales and Senior Vice President of Marketing was an effort to produce more revenue. As an initial result of the investment, we were able to diversify our customer base in our Strategic Consulting business segment and increase our consulting revenue in the fourth quarter of fiscal 2006. We anticipate that these new resources will begin to deliver more noticeable results after some required ramp up time.

We generate a significant portion of our revenue from a limited number of clients. During our fiscal year ended March 31, 2006, we provided products and services for which we recognized revenue to more than 1,100 customers. In fiscal 2006, Pfizer Inc., or Pfizer, our largest customer, accounted for 25% of our total revenue, and Eli Lilly and Company, or Eli Lilly, also accounted for 17% of our total revenue. In fiscal 2005, Pfizer accounted for 25% of our total revenue, and Eli Lilly accounted for 20% of our total revenue. In fiscal 2004, Pfizer accounted for 16% and Eli Lilly accounted for 11% of revenue. Consequently, we are dependent on Pfizer and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. See “Item 1A—Risk Factors—Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.” We expect that a significant portion of our revenue will continue to depend on sales to a small number of clients. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may reduce the number of our existing and potential clients. The loss of one of our large clients would hurt our business and prevent us from sustaining profitability.

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

Revenue Recognition

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS), and (2) services related to scientific and training consulting and software deployment.

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

We have one international distributor. There is no right of return or price protection for sales to the international distributor. Revenue on sales to this distributor is recognized ratably over the license term when the software is delivered to the distributor and other revenue recognition criteria are met. Revenue from this distributor was less than 1%, 2% and 3% of our total revenues in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

Additionally, for fixed fee strategic consulting contracts, with payments based on milestones or acceptance criteria, we recognize revenue as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our currently outstanding receivables. We make judgments as to our ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining our allowances, we analyze our historical collection experience and current economic trends.

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

Total revenues

	Year Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2006	2005	2004	2006/2005	2005/2004	2006	2005	2004
	(In thousands, except percentages)
Total Revenues:
License and renewal	$10,769	$9,790	$8,145	10%	20%	47%	43%	46%
Services	11,973	12,803	9,585	(6)%	34%	53%	57%	54%

Total revenues:	$22,742	$22,593	$17,730	1%	27%	100%	100%	100%

Software Products Segment Revenues:
License and renewal	$10,769	$9,790	$8,145	10%	20%	47%	43%	46%
Services	2,680	2,288	1,531	17%	49%	12%	10%	9%

Total software products segment revenues:	$13,449	$12,078	$9,676	11%	25%	59%	53%	55%

Strategic Consulting Segment Revenues	$9,293	$10,515	$8,054	(12)%	31%	41%	47%	45%

Comparison of Year Ended March 31, 2006 and 2005 and Comparison of Year Ended March 31, 2005 and 2004

Revenue

Year Ended March 31, 2006 and 2005

Total revenue for fiscal 2006 increased slightly to $22.7 million, compared to $22.6 million for fiscal 2005. The increase was a result of the increase in the software business segment revenue offset by a similar decrease in the strategic consulting services segment revenue. The 11% increase in revenue from our software business segment from fiscal 2005 to fiscal 2006 was primarily attributable to a higher rate of renewals, completion of one PKS install base project, two automation projects, sales of three DMX contracts, and a large install base of desktop software.

Software Products Segment Revenues

License and renewal and maintenance revenues

For fiscal 2006, desktop software products revenues increased to $6.8 million from $5.9 million in fiscal 2005. The increase is mainly attributable to $763,000 increased in our initial desktop software product revenue which includes revenue of $400,000 from an initial desktop license revenue transaction with one of our major customers in the third quarter of fiscal 2006.

PKS software revenues decreased to $2.2 million in fiscal 2006 from $3.3 million in fiscal 2005. The decrease in revenue is due to larger projects closed in fiscal 2005 than in fiscal 2006. In addition, there was a change in product mix between initial PKS licenses and renewal of PKS licenses in second quarter of fiscal 2006. As PKS renewals are priced at lower rates than PKS initials, the change in product mix resulted in a decrease in PKS software product revenue. Furthermore, less PKS installation software projects were completed in the third quarter of fiscal 2006 than that in the same quarter of fiscal 2005. This resulted in less PKS license revenue recognized. In addition the average selling price for software products for which revenue was recognized during fiscal 2006 increased by 5% as compared to fiscal 2005.

DMX software revenues were $1.8 million in fiscal 2006 compared to $552,000 in fiscal 2005. The increase is mainly due to recognizing revenue on a large DMX project over the second and third quarter of fiscal 2006 as well as recognizing revenue on various smaller DMX projects completed in the fourth quarter of fiscal 2006. As a result, a full year worth of DMX software revenue was recognized throughout the fiscal year 2006, whereas only one quarter worth of revenue was recognized in fiscal 2005.

Services revenues

Software services revenues were $2.7 million in fiscal 2006 compared to $2.3 million in fiscal 2005. The increase in software services revenue was primarily attributable to increased customized services associated with PKS installation, deployment and automation projects. One PKS installation project completed in the first quarter of fiscal 2006, two PKS deployment and automation framework projects completed in each of the remaining quarters of fiscal 2006.

Strategic Consulting Segment Revenues

Strategic Consulting segment revenues were $9.3 million in fiscal 2006 compared to $10.5 million in fiscal 2005. The decrease was primarily due to the unexpected downturn of the pharmaceutical industry starting in the second quarter of fiscal 2006. During the second and third quarter we were particularly affected by the decrease spending by our largest customer. We did however see an increase in consulting revenue in the fourth quarter, compared to the third quarter, largely driven by growth from clients outside of our top two customers. However, even though we saw quarterly revenue growth of 47% in the fourth quarter, total revenue for the 2006 fiscal year was still down 12% compared to fiscal 2005.

Year Ended March 31, 2005 and 2004

Revenue for fiscal 2005 increased approximately 27% to $22.6 million, compared to $17.7 million in fiscal 2004. This increase was primarily attributable to both new and renewal software license revenues, an increase in the number of PKS software installations completed, resulting in an increase in software deployment services, and growth in strategic consulting services revenues due to an increase in business with key customers and higher utilization of our strategic consulting personnel.

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

Cost of Revenues

	Year Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2006	2005	2004	2006/2005	2005/2004	2006	2005	2004
	(In thousands, except percentages)
Cost of Revenues:
License and renewal	$295	$379	$759	(22)%	(50)%	1%	2%	4%
Services	7,404	7,382	7,034	0%	5%	33%	32%	40%

Total cost of revenues:	$7,699	$7,761	$7,793	(1)%	0%	34%	34%	44%

Cost of Software Products Segment Revenues:
License and renewal	$295	$379	$759	(22)%	(50)%	1%	2%	4%
Services	1,495	1,597	1,860	(6)%	(14)%	7%	7%	11%

Total software products:	$1,790	$1,976	$2,619	(9)%	(25)%	8%	9%	15%

Cost of Strategic Consulting Segment Revenues	$5,909	$5,785	$5,174	2%	12%	26%	25%	29%

Year Ended March 31, 2006 and 2005

Total Cost of Revenues

Total cost of revenues decreased slightly from $7.8 million in fiscal 2005 to $7.7 million in fiscal 2006. The decrease was primarily attributable to the increased cost efficiencies in both software licenses and software services.

Cost of Software Products Segment Revenues

Cost of license and renewal revenues. Cost of license and renewal revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements.

Cost of license and renewal revenues was $295,000 for fiscal 2006 compared to $379,000 in fiscal 2005. The decrease in cost of license and renewal revenues in fiscal 2006 in absolute dollars is due to a decrease in royalty expense, as we currently make payments to only one vendor compared to the two vendors we paid in fiscal 2005. In addition, there was a decrease in royalty expense associated with the decrease in sales of our Trial Simulator product in the third quarter of fiscal 2006.

Cost of services revenues. Cost of service revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group.

Cost of services revenue was $1.5 million for fiscal 2006 compared to $1.6 million in fiscal 2005. The decrease in cost of services revenues is due to cost efficiencies gained in expenses related to service revenue and efficiencies gained in the utilization of our professionals’ consulting hours during fiscal 2006. We have completed more projects in fiscal 2006, one PKS install base project and two automation projects; however we were still able to keep a lower total cost of services revenue at the end of fiscal 2006 than that in fiscal 2005.

Cost of Strategic Consulting Segment Revenues

Cost of services for our Strategic Consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel.

Cost of services for our Strategic Consulting segment was $5.9 million for fiscal 2006 compared to $5.8 million in fiscal 2005. The increase in cost of services for our Strategic Consulting segment in fiscal 2006 was primarily attributable to increased headcount as a result of our planned growth at the beginning of fiscal 2006, and payroll-related costs, employment fees, sign-on bonuses associated with the new headcount as well as our annual salary increases and the increase in common costs allocated to our Strategic Consulting segment. The total year to year increase in salary and related payroll expenses is $460,000 and the total year to year increase in common costs allocated to Strategic Consulting segment is $196,000.

Year Ended March 31, 2005 and 2004

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

Cost of Software Products Segment Revenues

Cost of license and renewal revenues. Cost of license and renewal revenues was $379,000 for fiscal 2005, compared to $759,000 in fiscal 2004. The decrease in cost of license and renewal revenues in fiscal 2005 in absolute dollars is due to no subcontracted software customization expenses in fiscal 2005, as compared to $350,000 in fiscal 2004. In addition, in fiscal 2005 intellectual property and third-party licenses decreased by $83,000 from fiscal 2004. Cost of license and renewal revenues as a percentage of revenues during fiscal 2005 decreased due to the larger relative contribution of our PKS product, which does not carry royalty costs, as well as lower overall support costs.

Cost of services revenues. Cost of services revenue was $1.6 million for fiscal 2005, compared to $1.9 million in fiscal 2004. Cost of services revenue in fiscal 2005 decreased in absolute dollars primarily due to increased efficiencies within the deployment organization. In the first half of fiscal 2004, the software deployment organization had not yet become fully operational.

Cost of Strategic Consulting Segment Revenues

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

Operating Expenses

	Year Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2006	2005	2004	2006/2005	2005/2004	2006	2005	2004
	(In thousands, except percentages)
Research and development expense:
Software products segment	$3,497	$2,932	$2,899	19%	1%	15%	13%	16%
Strategic Consulting segment	—	—	—	0%	0%	0%	0%	0%

Total research and development	$3,497	$2,932	$2,899	19%	1%	15%	13%	16%

Sales and marketing
Software products segment	$3,343	$2,472	$2,185	35%	13%	15%	11%	12%
Strategic Consulting segment	2,295	1,511	1,801	52%	(16)%	10%	7%	10%

Total sales and marketing	$5,638	$3,983	$3,986	42%	0%	25%	18%	22%

General and administrative
Software products segment	$3,046	$2,485	$2,432	23%	2%	13%	11%	14%
Strategic Consulting segment	2,261	2,326	2,086	(3)%	12%	10%	10%	12%
Corporate	19	115	72	(83)%	60%	0%	1%	0%

Total general and administrative	$5,326	$4,926	$4,590	8%	7%	23%	22%	26%

Year Ended March 31, 2006 and 2005

Research and Development

Research and development expenses consist mainly of payroll, payroll related expenses and consulting expenses.

Software Products Segment

Research and development expenses were $3.5 million in fiscal 2006 compared to $2.9 million in fiscal 2005. The increase in research and development expenses in absolute dollars, and as a percentage of revenue, for fiscal 2006 compared to fiscal 2005 was primarily due to an increase in third-party consulting expense of approximately $134,000 in the first quarter of fiscal 2006 as well as an increase in salaries and payroll related expenses resulting from the hiring and reallocation of five employees from other departments.

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

Total Sales and Marketing Expenses

Sales and marketing expenses were $5.6 million in fiscal 2006 compared to $4.0 million in fiscal 2005. The increase in sales and marketing expense in absolute dollars and as a percentage of revenue in the fiscal 2006 was primarily the result of an increase in payroll-related expenses related to the hiring of new executives in April 2005, near the end of first quarter of fiscal 2006, the net increase of two additional employees in the second quarter of fiscal 2006, one new employee in January 2006 and one employee transferred to the our marketing group as we increased our marketing efforts in the second quarter of fiscal 2006. In addition, there was an increase in sales commission resulting from the signing of new contracts in the third and fourth quarters of fiscal 2006 and an increase in marketing expenses related to a sales conference during the third quarter of fiscal 2006.

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

Software Products Segment

Sales and marketing expenses for the Software Products segment were $3.3 million in fiscal 2006 compared to $2.5 million in fiscal 2005. The increase in sales and marketing expense in absolute dollars in the fiscal 2006 was primarily due to an increase in payroll and payroll related costs, which includes employment placement fees associated with the hiring of new executives in first quarter of fiscal 2006, additional employees hired in the second quarter of fiscal 2006, a new employee hired as software trainer to service clients in the third quarter of fiscal 2006, increased commission expenses and marketing expenses related to the sales conference that took place in the third quarter of fiscal 2006. The increase in sales and marketing expenses as a percentage of revenue was also a result of higher growth in expenses relative to the growth in revenue.

Strategic Consulting Segment

Sales and marketing expenses for the Strategic Consulting segment were $2.3 million in fiscal 2006 compared to $1.5 million in fiscal 2005. The increase in absolute dollars and as a percentage of revenue was primarily due to the result of an increase in payroll and payroll related expenses of $800,000 resulted from hiring two new executives hired in the first quarter of fiscal 2006 and two new sales personnel hired in second and third quarter of fiscal 2006. The increase in expense was also due to $29,000 related to the inside sales conference that took place in the third quarter of fiscal 2006.

General and Administrative

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, legal and accounting fees.

Total General and Administrative Expenses

General and administrative expenses were $5.3 million in fiscal 2006 compared to $4.9 million in fiscal 2005. The increase during fiscal 2006 as compared to fiscal 2005 was primarily the result of an increase of approximately $368,000 due to an increase in depreciation related expense associated with the implementation of a new ERP system, additional facility-related expenses associated with moving to new facilities, a $202,000 increase in investor relations costs and a $279,000 increase in consultant fees, offset by a decrease of approximately $140,000 in bad debt expense and a decrease of approximately $353,000 in legal fees and employee benefits. General and administrative expenses not specifically associated with corporate initiatives are allocated based on each segment’s revenues as a relative percentage of total revenues. In fiscal 2006, $19,000 of general and administrative expenses were associated with corporate initiatives and not allocated to the segments, compared to $115,000 in fiscal 2005.

Software Products Segment

General and administrative expenses for the Software Products segment were $3.0 million in fiscal 2006 compared to $2.5 million in fiscal 2005. The increase in general and administrative expense in absolute dollars in fiscal 2006 was primarily the result of an increase in professional service fees and other general business expenses, such as insurance, and an increase in the allocation of facility-related expenses. General and administrative costs for the Software Product segment also increased as the result of a higher relative percentage of Software Product segment revenues to total revenue. The increase in general and administrative expenses as a percentage of revenue was also a result of higher growth in expense relative to the growth in revenue.

Strategic Consulting Segment

General and administrative expenses for the Strategic Consulting segment were $2.2 million in fiscal 2006 compared to $2.3 million in fiscal 2005. The decrease in general and administrative expense in fiscal 2006 was primarily the result of a decrease in the allocation of general and administrative costs to the Strategic Consulting segment as the result of a lower relative percentage of Strategic Consulting segment revenues to total revenues, as well as lower professional fees related to international entities.

Year Ended March 31, 2005 and 2004

Research and Development

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

Total Sales and Marketing Expenses

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

General and Administrative

Total General and Administrative Expenses

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

Strategic Consulting Segment

General and administrative expenses for the Strategic Consulting segment were $2.3 million in fiscal 2005 compared to $2.1 million in fiscal 2004. The decrease in general and administrative expense in absolute dollars in fiscal 2005 was primarily the result of a decrease in the allocation of general and administrative costs to the Strategic Consulting segment as the result of a lower relative percentage of Strategic Consulting segment revenues to total revenues, as well as lower professional fees related to international entities. The allocable costs did not change significantly in absolute dollars or as a percentage mix of revenue for fiscal 2006 compared to fiscal 2005.

Other Income (Expense), Net

Other income, net of expense, was $16,000 in fiscal 2006. Other expense, net of income, was $125,000 and $180,000 in fiscal 2005 and fiscal 2004, respectively. The increase in other income occurred primarily as a result of a higher interest income on a higher average cash balance in fiscal 2006.

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

Provision for Income Taxes

	Years ended
	2006	2005	2004
Provision for income taxes	$68	$133	$81

We recorded income tax provisions of $68,000 and $133,000 for fiscal 2006 and fiscal 2005, respectively, which were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carry forwards. As of March 31, 2006, we had federal and state net operating loss carryforwards of $24.8 million and $9.4 million respectively, which begin to expire in the years 2006 through 2024, if not utilized. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire. We have federal and state research and development tax credit carry-forwards of approximately $367,000 and $505,000, respectively. The federal research and development credits begin to expire in 2011 through 2024, and the state credits can be carried forward indefinitely.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	Years Ended March 31,		Percentage of Dollar Change Year Over Year
	2006	2005	2006/2005
Cash and cash equivalents	$10,832	$10,579	2%

Working capital	$2,610	$3,332	(22)%

Cash flows from operating activities	$2,894	$1,984	46%

Cash flows from investing activities	$(1,982)	$(449)	(341)%

Cash flows from financing activities	$(669)	$(962)	30%

Cash and Cash Equivalents. As of March 31, 2006, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The increase in our cash and cash equivalents in fiscal 2006 was primarily due to cash provided from $2.9 million from operating activities, offset by $1.9 million decrease in cash from investing activities as well as $669,000 decrease in financing activities. In fiscal 2006, our revenue was relatively consistent compared with fiscal 2005, yet we have been able to also keep operating costs relatively consistent with fiscal 2005 during fiscal 2006, which resulted in the overall cash increase. Our working capital, defined as current assets less current liabilities, decreased primarily due to a combination of increase in accrued compensation and deferred revenue.

Cash Flows From Operating Activities. Cash flows provided by operating activities increased in fiscal 2006, compared to fiscal 2005, is primarily due to decreases in accounts receivable, prepaids, other assets, accounts payable, and increases in accrued expenses and compensation and deferred revenue.

Cash Flows From Investing Activities. Cash flows used in investing activities during fiscal 2006 primarily related to moving to a new corporate headquarters and investment in a new financial system that we began implementing and paying starting the fourth quarter of fiscal 2005 until the first quarter of 2006. We used approximately $550,000 of cash in connection with improvements made to our new corporate headquarters, which was offset by approximately $368,000 in tenant improvement credits received from the landlord. The reimbursement of tenant improvements is classified as deferred rent incentives, which is included as part of accrued liabilities. Cash flows used in investing in fiscal 2006 was related to purchases of capital equipment necessary for our ongoing operations, including computers, computer server equipments, and furniture related to the relocation of the Cary, North Carolina office in the first quarter of fiscal 2006 and the relocation of the Mountain View, California headquarters in the second quarter of fiscal 2006. There was also additional data storage purchased for both the Mountain View headquarters and the Cary office in the third quarter of fiscal 2006.

Cash Flows From Financing Activities. Cash flows used in financing activities were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. Cash flows provided by financing activities were from the loan proceeds of $600,000 received in the second quarter of fiscal 2006.

Credit Facilities. We have a secured term loan outstanding, payable over 48 months, with monthly payments having commenced in July 2002. The balance on the term loan as of March 31, 2006 was $219,000 due May 2006. In February 2005, we secured an additional $300,000 term loan for the purchase of a new financial system. The $300,000 term loan is payable over 36 months. The balance outstanding on this term loan as of March 31, 2006 was $192,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of March 31, 2006, the current balance on this equipment credit facility was $500,000.

In December 2005, we extended our credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as of March 31, 2006.

The following financial covenants apply to the Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 2:1 for the months of December 2004 and each month thereafter. We were in compliance with each of these covenants as of December 31, 2005. As of March 31, 2006, the company was in violation of its quarterly profitability covenant, to which the company received a waiver of compliance. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both facilities.

Preferred Stock Financing. On June 26, 2002 and September 11, 2002, we completed private placements of our securities to certain entities affiliated with Alloy Ventures, Inc. and the Sprout Group, both of which were among our existing stockholders, pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, we sold an aggregate of 1,814,662 units (each a “Unit,” and collectively the “Units”). Each Unit consisted of one share of our Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of our common stock. The purchase price for each Unit was $4.133, which is the sum of $4.008 (four times the underlying average closing price of $1.002 for our common stock over the five trading days prior to the initial closing (i.e., $1.002)) and $0.125 for each share of Series A Preferred and warrant, respectively. The Second Closing, which occurred on September 11, 2002, was subject to stockholder approval, which was obtained on September 6, 2002.

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

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During fiscal 2006, we paid $363,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of March 31, 2006. On June 1, 2004 (the “Valuation Date”), at the election of a Series A Preferred stockholder, instead of cash we issued a dividend in the form of 18,142 shares of Series B Preferred Stock to a Series A Preferred stockholder. During fiscal 2006, the Company also issued dividends in the form of 54,426 shares, of Series B Preferred Stock to its Series A holders, at the election of the Series A holders. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, the Company has excluded the Series B Preferred from stockholders’ equity in its financial statements.

Contractual Commitments. During fiscal 2006, we recorded rent expense related to these arrangements of $513,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Redeemable convertible preferred stock (1)	$727	$582	$145	$—	$—
Notes payable	1,911	1,519	392	—	—
Operating leases	2,172	422	900	830	20

Total commitments	$4,810	$2,523	$1,437	$830	$20

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur, our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes cannot be readily determined. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem. We also refer the reader to the discussion of the redeemable convertible preferred stock in Note 8 of the Notes to Consolidated Financial Statements.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the Company over the past several fiscal years, we generated positive operating cash flow for fiscal 2006 and 2005. There is no assurance that we can continue to maintain positive cash flow. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2007.

Our long-term liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures. We may not be able to maintain our current market share, or continue to expand our business, without investing in our operations, technology, or product and service offerings. In order to do so, we may need to raise additional funds through public or private financings or other sources to fund our operations. However, our common stock is not listed on an exchange or the Nasdaq National Market, and until it is listed it will be difficult for us to make sales of our equity stock. In addition, the terms of our preferred stock may prevent us from issuing additional shares of preferred stock on terms that investors would require in order to invest in our preferred stock. The necessity of raising additional funds could require us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness. As a result, we may not be able to obtain additional funds on commercially reasonable terms, or at all. In addition, beginning in June 2007, the holders of our preferred stock can force us to redeem the shares of our preferred stock, and if we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.7 million.

Impact of Inflation

The effects of inflation and changing prices on our operations were not significant during the periods presented.

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board, or FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005 – April 1, 2006 for Pharsight.

We will adopt SFAS 123R under the modified-prospective method. As permitted by SFAS 123R, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We have no holdings of derivative financial or commodity-based instruments at March 31, 2006.

At March 31, 2006, we performed sensitivity analyses to assess the potential effect of these risks and concluded that near-term changes in interest rates and foreign currency exchange rates would not materially affect our financial position, results of operations or cash flows.

We have operated primarily in the United States and all funding activities and sales have been denominated in U.S. dollars. Accordingly, we have no material exposure to foreign currency rate fluctuations.

Our interest income is sensitive to changes in the general level of United States interest rates. As of March 31, 2006, we did not hold any short-term investments and therefore we believe that there is no material market risk exposure. As of March 31, 2006, our cash and cash equivalents consisted primarily of demand deposits and money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2006.

	Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share amounts)
FISCAL 2006
Revenues	$5,694	$5,920	$5,757	$5,371
Cost of revenues	1,887	2,054	1,829	1,929
Gross profit	3,807	3,866	3,928	3,442
Income (loss) from operations	287	281	292	(278)
Net income (loss) attributable to common stockholders	109	49	84	(450)
Net income (loss) per common share attributable to common stockholders, basic	$0.01	$0.00	$0.00	$(0.02)
Net income (loss) per common share attributable to common stockholders, diluted	$0.00	$0.00	$0.00	$(0.02)

FISCAL 2005
Revenues	$5,034	$5,072	$6,462	$6,025
Cost of revenues	1,844	1,814	1,948	2,155
Gross profit	3,190	3,258	4,514	3,870
Income from operations	134	487	1,490	880
Net income (loss) attributable to common stockholders	(81)	276	1,266	662
Net income per common share attributable to common stockholders, basic	$0.00	$0.01	$0.07	$0.03
Net income per common share attributable to common stockholders, diluted	$0.00	$0.01	$0.05	$0.03

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pharsight Corporation

We have audited the accompanying consolidated balance sheets of Pharsight Corporation as of March 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharsight Corporation at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Jose, California

May 5, 2006

except for Note 14, as to which the date is June 12, 2006

PHARSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,832	$10,579
Accounts receivable, net of allowance for doubtful accounts of $20 and $94 at March 31, 2006 and 2005, respectively	4,585	4,809
Prepaids and other current assets	298	594

Total current assets	15,715	15,982
Property and equipment, net	2,025	604
Other assets	46	236

Total assets	$17,786	$16,822

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$794	$862
Accrued expenses	1,035	754
Accrued compensation	2,152	1,881
Deferred revenue	7,605	7,178
Current portion of notes payable	1,519	1,975

Total current liabilities	13,105	12,650

Deferred revenue, long term portion	54	126
Notes payable, less current portion	392	410
Other long term liabilities	253	—

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at March 31, 2006 and 2005
Issued and outstanding shares—1,923,511 and 1,869,085 at March 31, 2006 and 2005, respectively (1,814,662 designated as Series A at March 31, 2006 and 2005, 108,849 and 54,423 designated as Series B at March 31, 2006 and 2005, respectively)—Aggregate redemption and liquidation value—$7,709	6,641	6,266
Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at March 31, 2006 and 2005
Issued and outstanding shares—none at March 31, 2006 and 2005
Common stock, $0.001 par value:
Authorized shares—120,000,000 at March 31, 2006 and 2005
Issued and outstanding shares—19,594,684 and 19,332,939 at March 31, 2006 and 2005, respectively	19	19
Additional paid-in capital	73,790	74,360
Accumulated other comprehensive loss	(13)	(24)
Accumulated deficit	(76,455)	(76,985)

Total stockholders’ deficit	(2,659)	(2,630)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$17,786	$16,822

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2006	2005	2004
Revenues:
License	$4,864	$4,874	$3,833
Renewal	4,928	4,618	4,183
Maintenance	977	298	129
Services	11,973	12,803	9,585

Total revenues	22,742	22,593	17,730

Costs of revenues
License, renewal, maintenance	295	379	759
Services	7,404	7,382	7,034

Total costs of revenues	7,699	7,761	7,793

Gross profit	15,043	14,832	9,937

Operating expenses:
Research and development	3,497	2,932	2,899
Sales and marketing	5,638	3,983	3,986
General and administrative	5,326	4,926	4,590
Amortization of deferred stock compensation	—	—	198

Total operating expenses	14,461	11,841	11,673

Income (loss) from operations	582	2,991	(1,736)

Other income (expense):
Interest income	255	59	38
Interest expense	(167)	(150)	(202)
Other expense	(72)	(34)	(16)

Total other income (expense)	16	(125)	(180)

Income (loss) before income taxes	598	2,866	(1,916)
Provision for income taxes	(68)	(133)	(81)

Net income (loss)	530	2,733	(1,997)

Preferred stock dividends	(738)	(610)	(654)
Deemed dividend to preferred stockholders	—	—	(339)

Net income (loss) attributable to common stockholders	$(208)	$2,123	$(2,990)

Earnings per share attributable to common stockholders:
Basic	$(0.01)	$0.11	$(0.16)

Diluted	$(0.01)	$0.10	$(0.16)

Shares used to compute earnings per share attributable to common stockholders:
Basic	19,421	19,122	19,051

Diluted	19,421	28,509	19,051

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ DEFICIT

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2003	1,815	$5,608	19,053	$19	75,927	$(352)	$—	—	$(77,721)	$(2,127)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	5	—	4	—	—	—	—	4
Issuance of Series B redeemable convertible preferred stock	36	217	—	—	(217)	—	—	—	—	(217)
Deemed dividend to Series A redeemable convertible preferred stockholders	—	339	—	—	(339)	—	—	—	—	(339)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(437)	—	—	—	—	(437)
Amortization of deferred stock compensation	—	—	—	—	—	198	—	—	—	198
Reversal of deferred stock compensation upon cancellation of unvested options	—	—	—	—	(154)	154	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(1,997)	(1,997)

Balance at March 31, 2004	1,851	$6,164	19,058	$19	74,784	$—	$—	—	$(79,718)	$(4,915)

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2004	1,851	$6,164	19,058	$19	$74,784	—	—	—	$(79,718)	$(4,915)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	275	—	186	—	—	—	—	186
Issuance of Series B redeemable convertible preferred stock	18	102	—	—	(102)	—	—	—	—	(102)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(508)	—	—	—	—	(508)
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	—	(24)	—	—	(24)
Net income	—	—	—	—	—	—	—	—	2,733	2,733
Total comprehensive income										2,709

Balance at March 31, 2005	1,869	$6,266	19,333	$19	$74,360	$—	$(24)	—	$(76,985)	$(2,630)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	262	—	168	—	—	—	—	168
Issuance of Series B redeemable convertible preferred stock	54	375	—	—	(375)	—	—	—	—	(375)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(363)	—	—	—	—	(363)
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	—	11	—	—	11
Net income	—	—	—	—	—	—	—	—	530	530
Total comprehensive income										541

Balance at March 31, 2006	1,923	$6,641	19,595	$19	$73,790	$—	$(13)	—	$(76,455)	$(2,659)

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$530	$2,733	$(1,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred stock compensation	—	—	198
Depreciation and amortization	561	338	919
Changes in operating assets and liabilities:
Accounts receivable, net	224	(1,039)	(1,659)
Unbilled accounts receivable	—	50	142
Prepaids and other current assets	486	122	305
Other assets	—	—	(38)
Accounts payable	(68)	455	(228)
Accrued expenses and other long term liabilities	535	232	(564)
Accrued compensation	271	292	391
Deferred revenue	355	(1,199)	3,523

Net cash provided by operating activities	2,894	1,984	992

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,982)	(449)	(237)

Net cash used in investing activities	(1,982)	(449)	(237)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	600	300	—
Principal payments on notes payable	(1,075)	(884)	(875)
Principal payments on capital lease obligations	—	(55)	(295)
Proceeds from the issuance of common stock	169	185	4
Dividends paid to preferred stockholders	(363)	(508)	(437)

Net cash used in financing activities	(669)	(962)	(1,603)

Effect of exchange rate changes on cash and cash equivalents	10	(21)	—

Net increase (decrease) in cash and cash equivalents	253	552	(848)
Cash and cash equivalents at the beginning of the year	10,579	10,027	10,875

Cash and cash equivalents at the end of the year	$10,832	$10,579	$10,027

Supplemental disclosures of non cash activities
Reversal of deferred stock compensation upon cancellation of unvested stock options	$—	$—	$154

Amortization of deemed dividend to preferred stockholders	$—	$—	$339

Issuance of dividend to preferred stockholders in form of stock	$375	$102	$217

Accrued preferred stock dividend	$48	$48	$48

Supplemental disclosure of cash flow information
Cash paid for interest	$167	$150	$202

Cash paid for income taxes	$146	$41	$152

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in data repositories. The Company’s software products and services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Pharsight Corporation was incorporated in California in April 1995 and reincorporated in Delaware in June 2000.

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

Fair Value of Financial Instruments

The carrying values of Pharsight’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate their fair values due to their short-term nature. The fair values of notes payable are estimated based on current interest rates available to Pharsight for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our currently outstanding receivables. We make judgments as to our ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining our allowances, we analyze our historical collection experience and current economic trends. The Company reduced its allowance for doubtful accounts during the year ended March 31, 2006 by $37,000 through a reduction in sales and marketing expense due to management’s change in estimate of those accounts receivable at risk of not being collected and $37,000 in write offs.

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

Internal Use Software

Pharsight accounts for internal use software costs, in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). In accordance with SOP 98-1, Pharsight capitalizes costs to develop software for internal use when preliminary development efforts are successfully completed and management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed. Costs incurred for upgrades and enhancements that are probable to result in additional functionality are also capitalized. All capitalized costs are included in property, plant and equipment and are amortized to expense over their expected useful lives.

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

Revenue Recognition

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS), and (2) services related to scientific and training consulting and software deployment.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We also enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS, however revenues from maintenance renewals on perpetual licenses are classified as maintenance revenue and deferred revenue on our income statement and notes.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal components of deferred revenue at March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
License fees	$3,078	$2,625
Renewals	3,473	2,975
Training	4	29
Maintenance	557	524
Services	547	1,151

Total deferred revenue	$7,659	$7,304

Short term deferred revenue	$7,605	$7,178
Long term deferred revenue	54	126

Total deferred revenue	$7,659	$7,304

Shipping Costs

Shipping and handling costs are included under cost of license and renewal for all periods presented. These costs were insignificant in all periods presented.

Research and Development

Pharsight capitalizes eligible computer software costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2006 and 2005, there were no such internal capitalizable costs. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended March 31,
	2006	2005	2004
Net income (loss)	$530	$2,733	$(1,997)
Preferred stock dividend	(738)	(610)	(654)
Deemed dividend to preferred stockholders	—	—	(339)

Net income (loss) attributable to common stockholders for basic computation	$(208)	$2,123	$(2,990)

Dilutive effect of preferred stock dividends	738	610	—
Net income (loss) attributable to common stockholders after assumed conversions for diluted computation	$530	$2,733	$(2,990)

Weighted average common shares outstanding	19,421	19,122	19,054
Less weighted average common shares subject to repurchase	—	—	(3)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders for basic computation	19,421	19,122	19,051

Dilutive effect of:
Stock options and stock-based awards	—	1,922	—
As if converted preferred stock	—	7,465	—

Dilutive weighted-average common shares outstanding	19,421	28,509	19,051

Net income (loss) per share attributable to common stockholders
Basic	$(0.01)	$0.11	$(0.16)

Diluted	$(0.01)	$0.10	$(0.16)

All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share in 2006 because they are antidilutive because their inclusion increases earnings per share. Therefore, basic and dilutive earnings per share are the same. All potential common equivalent shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earings per share and 2004 as the effect of including such shares would be antidilutive due to the net loss recorded.

The number of potential common shares excluded from the calculation of net income (loss) per share attributable to common stockholders at March 31, 2006, 2005 and 2004 is detailed in the following table (in thousands):

	March 31,
	2006	2005	2004
Outstanding options	2,357	2,244	3,531
Warrants	682	155	2,091
Redeemable convertible preferred stock	7,549	—	7,404

	10,588	2,399	13,026

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting (in thousands, except per share amounts):

	Years Ended March 31,
	2006	2005	2004
Net income (loss) attributable to common stockholders, as reported	$(208)	$2,123	$(2,990)
Add back:
Stock-based employee compensation included in reported net income (loss)	—	—	198
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(927)	(670)	(755)

Pro forma net income (loss) attributable to common stockholders	$(1,135)	$1,453	$(3,547)

Basic net income (loss) per share attributable to common stockholders
As reported	$(0.01)	$0.11	$(0.16)

Pro forma	$(0.06)	$0.08	$(0.19)

Diluted net income (loss) per share attributable to common stockholders
As reported	$(0.01)	$0.10	$(0.16)

Pro forma	$(0.06)	$0.07	$(0.19)

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of its options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different than those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. In management’s opinion, therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2006	2005	2004	2006	2005	2004
Expected life (years)	0.49	0.50	0.49	3.14	3.25	3.77
Expected stock price volatility	90.3%	122%	200.0%	200.8%	204.8%	210.8%
Risk-free interest rate	4.11%	3.13%	1.00%	3.81%	3.96%	1.82%

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

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board, or FASB issued Statement of Accounting Standards No. 123R, “Share-Based Payment”, or SFAS 123R, which is a revision of Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for all public companies for annual periods beginning after June 15, 2005 – April 1, 2006 for Pharsight.

We will adopt SFAS 123R under the modified-prospective method. As permitted by SFAS 123R, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2006	2005
Furniture and fixtures	$339	$227
Computers and equipment	6,762	5,811
Leasehold improvements	709	161

	7,810	6,199
Accumulated depreciation and amortization	(5,785)	(5,595)

	$2,025	$604

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

Pharsight sells its products and services primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers’ financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. To date, Pharsight has not experienced any significant losses with respect to these balances. For the year ended March 31, 2006, Pharsight wrote-off $37,000 against the allowance for doubtful accounts. For the year ended March 31, 2005, Pharsight wrote-off $120,000 against the allowance for doubtful accounts. For the year ended March 31, 2004, Pharsight wrote off $11,000 against the allowance for doubtful accounts.

The Company receives majority of its revenue from a limited number of customers. For fiscal 2006, 2005 and 2004, sales to its top two customers accounted for 42%, 45% and 28% of total revenue, respectively and sales to its top five customers accounted for 52%, 62% and 50%. In fiscal 2006, Pfizer Inc., or Pfizer, the Company’s largest customer, accounted for 25% of its total revenue, and Eli Lilly and Company, or Eli Lilly, accounted for 17% of its total revenue. In fiscal 2005, Pfizer accounted for 25% and Eli Lilly accounted for 20% of the Company’s total revenue. In fiscal 2004, Pfizer accounted for 16% and Eli Lilly accounted for 11% of the Company’s total revenue.

Three customers comprised 23%, 14% and 10% of accounts receivable at March 31, 2006. Three customers comprised 35%, 15% and 10% of accounts receivable at March 31, 2005.

5. Debt

Credit Facilities.

We have a secured term loan outstanding, payable over 48 months, with monthly payments having commenced in July 2002. The balance on the term loan as of March 31, 2006 was $219,000 due May 2006. In February 2005, we secured an additional $300,000 term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on this term loan as of March 31, 2006 was $192,000. In addition, we secured an equipment credit facility

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of March 31, 2006, the current balance on this equipment credit facility was $500,000.

In December 2005, we extended our credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as of March 31, 2006.

On June 12, 2006, Pharsight Corporation (the “Company”) and Silicon Valley Bank (the “Bank”) entered into the Fifth Amendment to the Loan and Security Agreement (the “Loan Amendment”), effective as of May 24, 2004 by and between Silicon Valley Bank and Pharsight Corporation, as amended (the “Loan and Security Agreement”). The Loan Modification amends in part Section 2.4 of the Loan and Security Agreement to provide that interest due on the Committed Revolving Line is payable on the 25th day of each month and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 26, 2007. In addition, the Loan and Security Agreement amends in part Section 6.7 by replacing the profitability/loss financial covenant with a covenant requiring the Company to maintain a minimum tangible net worth in the amount not less than $3,000,000. Furthermore, the Loan Amendment also provides for additional representations and warranties by the Company to induce the Bank to enter into the Loan Amendment.

The following financial covenants apply to the extended Silicon Valley Bank loan facilities: net loss no greater than $200,000 in the first quarter of fiscal 2006; net income of at least $1.00 in the remaining three quarters of fiscal 2006; and a minimum modified quick ratio (defined as cash and cash equivalents plus accounts receivable, divided by total current liabilities, including all bank debt and not including deferred revenue) of 2:1 for the months of December 2004 and each month thereafter. As of March 31, 2006, the company was in violation of its quarterly profitability covenant, to which the company received a waiver of compliance from the bank. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both facilities.

Future minimum payments under the Company’s term loans at March 31, 2006 are as follows (in thousands):

Notes Payable
2007	$1,531
2008	294
2009	100

Total minimum payments	1,925
Less amounts representing interest	(14)

Present value of minimum payments	1,911
Less current portion	(1,519)

Long-term portion	$392

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Commitments and Contingencies

Operating Leases

Pharsight leases its office facilities under noncancelable operating leases expiring through 2011. Minimum annual rental commitments at March 31, 2006 are as follows (in thousands):

Cash Commitments
2007	$422
2008	438
2009	462
2010	485
2011 and thereafter	365

Total minimum payments	$2,172

Rent expense was $513,000, $595,000 and $598,000 for the years ended March 31, 2006, 2005, and 2004, respectively.

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of March 31, 2006 and 2005.

7. Preferred Stock

As of March 31, 2006 Pharsight is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors designated 2,000,000 shares as Series A preferred stock and 1,200,000 shares as Series B preferred stock. The Board of Directors may determine the rights and preferences of the remaining 1,800,000 shares of preferred stock, subject to limitations provided pursuant to the terms of the Series A and Series B preferred stock.

Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

On June 26, 2002 and September 11, 2002, the Company completed a private placement of 1,814,662 units (each a “Unit,” and, collectively, the “Units”) for an aggregate purchase price of $7.5 million to certain investors.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dividends

The holders of the Series A Preferred are entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. During fiscal 2006, at the election of the Series A holders, the Company issued dividends of 54,426 shares of Series B Preferred Stock to Series A holders.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no deemed dividends recorded by the Company for the year ended March 31, 2006 and 2005. Deemed dividends were recorded by the Company for the year ended March 31, 2004 totaling approximately $339,000, representing accretion of the discount resulting from the value of the beneficial conversion feature. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were approximately $738,000 and $610,000 for the years ended March 31, 2006 and 2005. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

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

The Company will recognize the remaining $1.6 million value of the warrants when and if it becomes probable the warrants will be exercised and will recognized the $268,000 of issuance costs only if it becomes probable that the Series A Preferred will be redeemed.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series B Redeemable Convertible Preferred Stock

The following table depicts activities for Series B Preferred Stock for two years ended March 31, 2006:

Number of shares of Series B
Balance at March 31, 2004	36,281
Preferred Series B issued June 1, 2004	18,142

Balance at March 31, 2005	54,423
Preferred Series B issued September 1, 2005	18,142
Preferred Series B issued December 1, 2005	18,142
Preferred Series B issued March 1, 2006	18,142

Balance at March 31, 2006	108,849

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

The following table depicts the estimated fair value of Series B Preferred Stock is as follows:

Date of Stocks Issued	Number of Shares of Series B	Price per Share	Total Estimated Fair Value
March 31, 2004	36,281	6.00	$217,686
June 1, 2004	18,142	5.61	101,777
September 1, 2005	18,142	7.80	141,508
December 1, 2005	18,142	6.47	117,379
March 1, 2006	18,142	6.38	115,746

	108,849		$694,096

8. Common Stock

Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2006, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	2,091
Stock option plans	7,332
Employee stock purchase plan	403
Redeemable convertible preferred stock	8,420

18,246

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pharsight has sold common stock pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. Pharsight has a right to repurchase the shares at the original sale price, which generally expires at the rate of 25% after one year and 2.0833% per month thereafter.

At March 31, 2006 and at March 31, 2005, there were no shares subject to repurchase.

Warrants

No warrants have been granted during fiscal 2004, 2005 and 2006. The number of warrants outstanding was 2,091,000 for fiscal 2004, 2005 and 2006.

9. Stock-Based Benefit Plans

Stock Option Plans

In April 2001 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan became effective upon Pharsight’s initial public offering in August 2000. The Incentive Plan provides for the granting of stock awards, including incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock, to Pharsight’s employees and consultants. In addition, the Incentive Plan provides for non-discretionary grants of nonstatutory stock options to Pharsight’s non-employee directors.

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

Non-employee directors are eligible to receive nonstatutory stock options with an exercise price equal to fair market value on the date of grant under the Incentive Plan. Each newly appointed director of Pharsight who is (i) not an employee of Pharsight, (ii) is not acting in the capacity of a consultant to Pharsight, and (iii) cannot exercise, individually or in affiliation with any entity or group of entities that exercises voting control over more than 20% of Pharsight’s voting stock (an “Independent Director”), receives a one-time grant of options to purchase 100,000 shares of common stock under the Incentive Plan, which vest monthly over a two-year period and have a maximum term of 10 years (the “Initial Grant”). A director, who was not independent when appointed who later becomes an Independent Director, will receive the Initial Grant at that time. In addition, each eligible director is also granted an option to purchase 10,000 shares of common stock on the day after each Annual Meeting of Stockholders, which vest in full on the first anniversary of the date of grant and have a maximum term of 10 years.

Pharsight has reserved 7,198,387 shares for grant under the Incentive Plan as of March 31, 2006. In 2003, the Board of Directors reduced the number of shares available for grant under the Incentive Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will increase automatically by the least of (i) 5% of the total number of common shares outstanding on that date, (ii) 2,000,000 shares, (iii) such fewer number of shares as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2006, the number of shares reserved for issuance under the Incentive Plan increased by 785,630 shares.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of Pharsight’s stock option activity and related information for the three fiscal years ended March 31, 2006, is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at March 31, 2003	3,113	$2.91
Options granted	1,899	0.19
Options exercised	(5)	0.91
Options canceled	(1,476)	3.51

Balance at March 31, 2004	3,531	1.20
Options granted	1,195	1.28
Options exercised	(204)	0.67
Options canceled	(515)	2.05

Balance at March 31, 2005	4,007	1.11
Options granted	1,105	1.57
Options exercised	(218)	1.63
Options canceled	(509)	1.59

Balance at March 31, 2006	4,385	$1.20

At March 31, 2006, 2005, and 2004, there were 2,946,938, 2,819,654 and 1,650,531 shares available for future option grants, respectively.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006 (in thousands, except per share amounts):

	Number Outstanding	Options Outstanding		Options Exercisable
Range of Exercise Prices per Share		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.06 - $0.06	950,000	7.07	$0.06	773,957	$0.06
$ 0.19 - $0.65	535,689	6.01	0.43	450,244	0.45
$ 0.70 - $0.92	648,166	7.55	0.87	457,163	0.86
$ 1.00 - $1.42	182,900	7.30	1.12	130,460	1.15
$ 1.47 - $1.47	677,000	9.13	1.47	0	0.00
$ 1.50 - $1.63	547,582	8.03	1.56	278,297	1.56
$ 1.67 - $1.80	477,500	7.90	1.74	185,000	1.79
$ 1.95 - $8.00	346,167	5.42	3.93	281,167	4.37
$ 8.25 - $8.25	10,000	4.48	8.25	10,000	8.25
$10.00 - $10.00	10,000	4.36	10.00	10,000	10.00

$ 0.06 - $10.00	4,385,004	7.41	$1.20	2,576,288	$1.15

Employee Stock Purchase Plan

In April 2000 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan became effective upon Pharsight’s initial public offering in August 2000.

Pharsight has reserved 600,000 shares for issuance under the Purchase Plan as of March 31, 2006. In 2003, the Board of Directors reduced the number of shares available for grant under the Purchase Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will be increased automatically by the least of (i) 1.5% of the number of shares of common stock outstanding on that date, (ii) 600,000 shares, (iii) a fewer number as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2006, the number of shares reserved for issuance under the Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 43,917 and 70,779 in fiscal 2006 and fiscal 2005, respectively.

In April 2001, the Board of Directors adopted the 2001 UK Employee Stock Purchase Plan (“UK Purchase Plan”). The UK Purchase Plan became effective immediately. Pharsight has reserved 130,000 shares for issuance under the UK Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the lesser of 1.5% of the number of shares of common stock outstanding on that date, 130,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2006, 2005 and 2004 the number of shares reserved for issuance under the UK Purchase Plan did not increase.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the UK Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 1,620 in fiscal 2006. There were no shares of common stock issued under the UK Purchase Plan in fiscal 2006, 2005 and 2004.

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes model under FAS 123, was as follows:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2006	2005	2004	2006	2005	2004
Weighted average fair value	$0.72	$0.48	$0.47	$1.47	$1.21	$0.18

10. Income Taxes

Significant components of provision for income taxes are as follows (in thousands):

	Years Ended March 31,
	2006	2005	2004
Current:
Federal	$—	$44	$—
State	9	30	—
Foreign	59	59	81

	$68	$133	$81

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Total	$68	$133	$81

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows (in thousands):

	Years Ended March 31,
	2006	2005	2004
Tax expense (benefit) at U.S. statutory rate	$220	$974	$(652)
State taxes, net of federal expense	9	116	—
Amortization of deferred compensation	—	—	67
Benefit of net operating losses (Unbenefitted losses)	(190)	(961)	585
Other	29	4	81

	$68	$133	$81

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$8,966	$8,927
Research and development tax credits	886	895
Capitalized research and development	246	390
Amortization of intangible assets	383	436
Other	242	401

Total deferred tax assets	10,723	11,049
Valuation allowance	(10,723)	(11,049)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance based on all available positive and negative evidence. As a result of this review, the net deferred tax assets have been fully offset by a valuation allowance at March 31, 2006. At such time management determines it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance for deferred tax assets decreased by approximately $326,000 and $13,625,000 for the years ended March 31, 2006 and 2005, respectively, and decreased by approximately $674,000 for the year ended March 31, 2004. As discussed below, the decrease in the valuation allowance during the fiscal year ended March 31, 2005 is partially due to a decrease in the Company’s tax attribute carryforwards, for which a full valuation allowance was provided as a result of limitation placed on these attribute carryforwards under Internal Revenue Code (“IRC”) Section 382 and similar state provisions.

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

As of March 31, 2006, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $24,752,000 and $9,437,000 respectively, which begin to expire in the years 2011 through 2024 and 2006 through 2014, respectively.

The Company also had federal and state research and development tax credits of approximately $367,000 and $505,000 respectively. The federal research and development credits begin to expire in 2011 through 2024, and the state credits can be carried forward indefinitely.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Utilization of the Company’s net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

11. Segment Information

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Year Ended March 31,
	2006				2005
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$10,769	$—	$—	$10,769	$9,790	$—	$—	$9,790
Services	2,680	9,293	—	11,973	2,288	10,515	—	12,803

Total revenues	13,449	9,293	—	22,742	12,078	10,515	—	22,593
Gross profit	11,659	3,384	—	15,043	10,102	4,730	—	14,832
Income (loss) from operations	$1,774	$(1,173)	$(19)	$582	$2,212	$894	$(115)	$2,991

	Year Ended March 31, 2004
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$8,145	$—	$—	$8,145
Services	1,531	8,054	—	9,585

Total revenues	9,676	8,054	—	17,730
Gross profit	7,057	2,880	—	9,937
Income (loss) from operations	$(459)	$(1,007)	$(270)	$(1,736)

Corporate and reconciling amounts include adjustments to state operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. Corporate and reconciling items to income (loss) from operations include unallocated general and administrative expenses of $19,000, $115,000 and $270,000 for the fiscal years ending 2006, 2005 and 2004, respectively.

Revenues from sales to customers by major geographic area were as follows (in thousands):

	Years Ended March 31,
	2006	2005	2004
United States	$17,360	$17,622	$12,557
Europe	4,227	4,041	4,230
Other	1,155	930	943

	$22,742	$22,593	$17,730

No foreign country accounted for 10% or more of the Pharsight’s total revenues in the years ended March 31, 2006, 2005, and 2004. All of the Pharsight’s significant long-lived assets are located within the United States.

12. 401(k) Plan

Pharsight has a 401(k) plan, which covers only US employees. Pharsight’s contributions to the plan are discretionary. Through March 31, 2006, Pharsight has made no contributions to the plan.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in accompanying Company documentation. The Company also provides for a limited performance warranty for its software products for a period of 90 days from the date of installation at the customer premises, if used as permitted under the signed agreement and in accordance with the Company documentation. The sole remedy that the Company provides is that it will, at its own expense, use commercially reasonable efforts to correct any reproducible error in the software during the warranty period, and if it determines that it is unable to correct the error, the Company will refund the license fee paid for the nonconforming component of the licensed software. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has not provided for a warranty accrual in all periods presented. To date, the Company’s product warranty expense has not been significant.

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

14. Subsequent Events

On June 12, 2006, Pharsight Corporation (the “Company”) and Silicon Valley Bank (the “Bank”) entered into the Fifth Amendment to the Loan and Security Agreement (the “Loan Amendment”), effective as of May 24, 2004 by and between Silicon Valley Bank and Pharsight Corporation, as amended (the “Loan and Security Agreement”). The Loan Modification amends in part Section 2.4 of the Loan and Security Agreement to provide that interest due on the Committed Revolving Line is payable on the 25th day of each month and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 26, 2007. In addition, the Loan and Security Agreement amends in part Section 6.7 by replacing the profitability/loss financial covenant with a covenant requiring the Company to maintain a minimum tangible net worth in the amount not less than $3,000,000. Furthermore, the Loan Amendment also provides for additional representations and warranties by the Company to induce the Bank to enter into the Loan Amendment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of reviewing and analyzing our system of internal controls as we prepare for our first management report on internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we currently expect to adopt in the fiscal year ending March 31, 2008. In this process we have identified areas of our internal controls requiring improvement, and are in the process of designing and documenting enhanced processes and controls to address these matters.

ITEM 9B. OTHER INFORMATION

On June 12, 2006, the Company and Silicon Valley Bank (the “Bank”) entered into the Fifth Amendment to the Loan and Security Agreement (the “Loan Amendment”), effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Loan Modification amends in part Section 2.4 of the Loan and Security Agreement to provide that interest due on the Committed Revolving Line is payable on the 25th day of each month and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 26, 2007. In addition, the Loan and Security Agreement amends in part Section 6.7 by replacing the profitability/loss financial covenant with a covenant requiring the Company to maintain a minimum tangible net worth in the amount not less than $3,000,000. Furthermore, the Loan Amendment also provides for additional representations and warranties by the Company to induce the Bank to enter into the Loan Amendment.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item concerning our directors will be contained under the caption “Proposal One—Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) with respect to our 2006 Annual Meeting of Stockholders, and is incorporated by reference into this report. Information required under this Item concerning our Executive Officers is set forth in Part 1 above under the caption “Executive Officers of the Registrant” and is incorporated by reference herein. Information under this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement. Information required under this Item regarding our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the section entitled “Proposal One—Election of Directors—Corporate Governance Matters” contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Proposal One—Election of Directors—Director Compensation” and “Executive Officer Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Share Ownership by Principal Stockholders and Management” and “Executive Officer Compensation—Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Executive Officer Compensation—Employment Agreements and Change-in-Control Transactions” and a Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated by reference to the section of the Proxy Statement entitled “Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Reference is made to page 38 under “Item 8-Financial Statements and Supplementary Data” for a list of all financial statements and schedules filed as a part of this report.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (page 82)

3. Exhibits

See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2006

PHARSIGHT CORPORATION

By:	/s/ SHAWN M. O’CONNOR
Shawn M. O’Connor President, Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shawn M. O’Connor and William Frederick, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ SHAWN M. O’CONNOR Shawn M. O’Connor	President, Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	June 23, 2006

/s/ WILLIAM FREDERICK William Frederick	Senior Vice President, Chief Financial Officer & Corporate Secretary (Principal Financial and Accounting Officer)	June 23, 2006

/s/ ARTHUR H. REIDEL Arthur H. Reidel	Director	June 23, 2006

/S/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	June 23, 2006

/s/ ROBERT B. CHESS Robert B. Chess	Director	June 23, 2006

/s/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 23, 2006

/s/ DEAN O. MORTON Dean O. Morton	Director	June 23, 2006

/s/ HOWARD B. ROSEN Howard B. Rosen	Director	June 23, 2006

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PHARSIGHT CORPORATION

March 31, 2006

(Amounts in thousands)

Description	Balance as of Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions (1)	Balance as of End of Year
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$(37)	$(37)	$20

Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$14	$140	$(60)	$94

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$(69)	$(11)	$14

(1)	Represents amounts written-off as uncollectible

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
3.1	Amended and Restated Certificate of Incorporation of Pharsight (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

3.2	Bylaws of Pharsight (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

3.3	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

4.2	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A thereto (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

4.3	Reference is made to Exhibits 10.7 and 10.8

10.1*	Amended and Restated 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-118983) filed September 14, 2004).

10.2*	Amended and Restated 2000 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.3*	1997 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.4*	1995 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.5*	2000 CEO Non-Qualified Stock Option Plan (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-34896) filed July 13, 2000).

10.6*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.7	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002 (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.8	Form of Warrant for the Purchase of Shares of Common Stock (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.9	Letter Agreement, dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2003).

10.10	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement and Waiver, dated February 13, 2003 (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

Exhibit Number		Description Of Document
10.11		Letter Agreement, dated May 22, 2003 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.12		Amended and Restated Loan and Security Agreement, dated as of May 27, 2004, between Pharsight and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.13		Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.14		Loan Modification Agreement, dated May 26, 2005, between Pharsight and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.15		Fourth Amendment to Loan and Security Agreement effective as of July 14, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2005).

10.16		Loan Modification Agreement effective as of June 20, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005).

10.17		Lease at 321 East Evelyn Avenue, Mountain View, California, by and between Pharsight and SFERS Real Estate Corporation, II, dated as of July 18, 2005 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.18	*	Employment Letter, dated March 20, 2003, between Pharsight and Shawn O’Connor (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.19	*	Additional Stock Grant Letter, dated June 16, 2003 between Pharsight and Shawn M. O’Connor (which is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.20	*	Employment Letter, dated May 5, 2004, between Pharsight and Dan Weiner (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.21	*	Offer Letter, dated April 15, 2005, between Pharsight and James Hayden (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.22	*	Offer Letter, dated April 26, 2005, between Pharsight and Mark Hovde (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.23	*	Offer Letter, dated April 5, 2006, between Pharsight and William Frederick. (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on June , 2006).

10.24	*	Employment Letter, dated June 16, 2003, between Pharsight and Mona Cross Sowiski (which is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

Exhibit Number		Description Of Document
10.25	*	Services Agreement, dated October 17, 2003, between Pharsight and David Powell, Inc. (which is incorporated herein by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2003).

10.26	*	Employment Letter, dated February 2, 2004, between Pharsight and Cynthia Stephens (which is incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 2004).

21.1		List of Subsidiaries.

23.1		Power of Attorney (included on page 70 of this Annual Report on Form 10-K).

24.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.