Form 10-Q
period 2006-06-30
PHARSIGHT CORP
filed 2006-08-14
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of August 8, 2006: 19,675,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pharsight Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except shares and per share amounts)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,911	$10,832
Short-term investments	1,259	—
Accounts receivable, net of allowances of $20 at June 30, 2006 and March 31, 2006	3,394	4,585
Prepaid and other current assets	428	298

Total current assets	13,992	15,715

Property and equipment, net	1,883	2,025
Other assets	46	46

TOTAL ASSETS	$15,921	$17,786

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$250	$794
Accrued expenses	914	1,035
Accrued compensation	1,533	2,152
Deferred revenue	7,411	7,605
Current portion of notes payable	1,300	1,519

Total Current Liabilities	11,408	13,105

Deferred revenue, long term	36	54
Notes payable, less current portion	316	392
Other long term liabilities	235	253

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares - 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at June 30, 2006 and March 31, 2006
Issued and outstanding shares - 1,941,653 and 1,923,511 at June 30, 2006 and March 31, 2006 respectively (1,814,662 designated as Series A at June 30, 2006 and March 31, 2006, 126,991 and 108,849 designated as Series B at June 30, 2006 and March 31, 2006 respectively) - Aggregate redemption and liquidation value - $7,709	6,752	6,641
Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares - 1,800,000 at June 30, 2006 and March 31, 2006
Issued and outstanding shares - none at June 30, 2006 and March 31, 2006
Common stock, $0.001 par value:
Authorized shares - 120,000,000 at June 30, 2006 and March 31, 2006
Issued and outstanding shares - 19,673,620 and 19,594,684 at June 30, 2006 and March 31, 2006 respectively	19	19
Additional paid-in capital	73,870	73,790
Accumulated other comprehensive loss	(22)	(13)
Accumulated deficit	(76,693)	(76,455)

Total stockholders’ deficit	(2,826)	(2,659)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$15,921	$17,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	June 30, 2006	June 30, 2005
Revenues:
License	$1,218	$884
Renewal	1,289	1,160
Maintenance	236	191
Services	2,685	3,459

Total revenues	5,428	5,694

Costs of revenues:
License, renewal, maintenance	59	80
Services (1)	1,697	1,807

Total cost of revenues	1,756	1,887

Gross profit	3,672	3,807
Operating expenses:
Research and development (1)	955	872
Sales and marketing (1)	1,563	1,278
General and administrative (1)	1,488	1,370

Total operating expenses	4,006	3,520

Income (loss) from operations	(334)	287
Other income (expense):
Interest expense	(40)	(37)
Interest income	160	44
Other expense, net	(17)	(19)

Total other income (expense)	103	(12)

Net income (loss) before income taxes	(231)	275
Provision for income taxes	(7)	(21)

Net income (loss)	(238)	254
Preferred stock dividend	(184)	(145)

Net income (loss) attributable to common stockholders	$(422)	$109

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.00

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,646	19,345

Diluted	19,646	22,043

___________
(1) Allocation of stock-based compensation expense:

Cost of revenues	$44
Research and development	17
Sales and marketing	73
General and administrative	75

Total	$209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities:
Net income (loss)	$(238)	$254
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	184	96
Stock-based compensation expense	209	—
Changes in operating assets and liabilities:
Accounts receivable	1,191	86
Prepaid expenses and other	(130)	39
Accounts payable	(544)	(133)
Accrued liabilities	(140)	(82)
Accrued compensation	(619)	(404)
Deferred revenue	(212)	(544)

Net cash used in operating activities	(299)	(688)

Cash Flows from Investing Activities:
Purchases of property and equipment	(42)	(497)
Purchases of investments	(1,259)	—

Net cash used in investing activities	(1,301)	(497)

Cash Flows from Financing Activities:
Repayment of notes payable, net	(294)	(243)
Proceeds from exercises of stock options	55	10
Dividends paid in cash to preferred stockholders	(73)	(145)

Net cash used in financing activities	(312)	(378)

Effect of change in exchange rates on cash	(9)	19
Net change in cash and cash equivalents	(1,921)	(1,544)
Cash and cash equivalents, beginning of period	10,832	10,579

Cash and cash equivalents, end of period	$8,911	$9,035

Supplemental disclosures of non cash activities:
Issuance of dividend to preferred stockholders in form of stock	111	—
Accrued preferred stock dividend	48	48

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

Pharsight operates in two operating segments, which are also its reportable segments: Software Products and Strategic Consulting. These segments were determined based on how management and the Company’s Chief Operating Decision Maker, (“CODM”), who is the Company’s Chief Executive Officer, view and evaluate the business.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2007, or any other period.

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

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date as all investments are classified as available-for-sale and can be readily liquidated to meet current operational needs. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.

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

We enter into arrangements for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell PCS separately. Therefore, we include PCS revenue as part of license revenue and do not present PCS revenue separately, as we do not believe allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees and PCS fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2.

We also enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS, however revenues from maintenance renewals on perpetual licenses are classified as maintenance revenue and deferred revenue on our income statement and balance sheet, respectively.

We also enter into arrangements consisting of perpetual or one-year licenses, one-year PCS, implementation/installation services and optional scientific consulting services. We recognize revenue attributable to license, PCS and implementation/installation ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement and are sold separately. We recognize fees from optional scientific consulting services (equal to the fee amounts set forth separately in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

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

We have two international distributors. There is no right of return or price protection for sales to the international distributors. Revenue on sales to these distributors is recognized ratably over the license term when the software is delivered to the distributor and other revenue recognition criteria are met.

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

Deferred Revenue

Deferred revenue is comprised of deferred license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes deferred license and service fees for arrangements that include significant implementation services, which have not yet been completed. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods after one year from the balance sheet date.

The principal components of deferred revenue were as follows (in thousands):

	June 30, 2006	March 31, 2006
License	$3,117	$3,078
Renewals	3,135	3,473
Training	—	4
Maintenance	418	557
Services	777	547

Total deferred revenue	$7,447	$7,659

Short term deferred revenue	7,411	7,605
Long term deferred revenue	36	54

Total deferred revenue	$7,447	$7,659

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2006	June 30, 2005
Net income (loss)	$(238)	$254
Preferred stock dividend	(184)	(145)

Net income attributable to common for basic computation	$(422)	$109

Weighted average common shares outstanding	19,646	19,345
Diluted effect of:
Stock options and stock-based awards and as-if converted preferred stock in the periods ended	—	2,698

Dilutive weighted-average common shares outstanding	19,646	22,043

Net income (loss) per share attributable to common stockholders
Basic	$(0.02)	$0.01

Dilutive	$(0.02)	$0.00

All potential common shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share in the period ended June 30, 2006 as the effect of including such shares would be antidilutive due to the net loss recorded in that period.

The number of potential common stock shares excluded from the calculation of net income (loss) per share attributable to common stockholders at June 30, 2006 and 2005 due to antidilution is detailed in the following table (in thousands):

	June 30,
	2006	2005
Outstanding options	3,843	2,794
Warrants	412	123
Redeemable convertible preferred stock	7,718	7,476

	11,973	10,393

Stock-Based Compensation

Adoption of SFAS 123R

The Company has adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Prior to April 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. We generally recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share for the quarter ended June 30, 2006 as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarter ended April 1, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical volatilities, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after April 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

The following table presents the impact of our adoption of SFAS 123R on the selected condensed consolidated statement of operations line items for the quarter ended June 30, 2006 (in thousands, except per share data):

	Three Months Ended June 30, 2006
	Using Previous Accounting	SFAS 123 (R) Adjustments	As Reported
Income (loss) from operations	$(125)	$(209)	$(334)
Income (loss) before income taxes	(22)	(209)	(231)
Net income (loss)	(213)	(209)	(422)

Basic income (loss) per share attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)

Diluted income (loss) per share attributable to common stockholders	$(0.01)	$(0.01)	$(0.02)

Cash flows from operating activities	$(299)	—	$(299)
Cash flows from financing activities	$(312)	—	$(312)

Three Months Ended June 30, 2005
Net income (loss) attributable to common stockholders, as reported	$109
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(221)

Pro forma net loss attributable to common stockholders	$(112)

Basic net income (loss) per share attributable to common stockholders
As reported	$0.01

Pro forma	$(0.01)

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.00

Pro forma	$(0.01)

Valuation Assumptions for Stock Options and ESPP

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

	ESPP Three Months Ended June 30,		Options Three Months Ended June 30,
	2006	2005	2006	2005
Expected life (years)	0.49	0.49	2.69	4.00
Expected stock price volatility	79.22%	111.7%	125.36%	203.8%
Risk-free interest rate	5.24%	3.34%	5.18%	3.67%

Stock Options

The following is a summary of stock option activity during the quarter ended June 30, 2006:

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of 06/30/06 (in thousands)
Balance at March 31, 2006	4,385	$1.20
Options granted	1,218	$1.35
Options exercised	(79)	$1.38
Options canceled	(139)	$1.28

Balance at June 30, 2006	5,385	$1.24	7.75	$2,321

Options vested and expected to vest at June 30, 2006	4,721	$1.23	0.54	$2,243

Options exercisable at June 30, 2006	2,843	$1.17	6.56	$1,874

The weighted average remaining amortization period was 1.55 years as of June 30, 2006. The Company had 2,843,000 exercisable options and the unamortized stock compensation was $ 1.9 million as of June 30, 2006.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized foreign exchange gains or losses and unrealized gains or losses on available-for-sale investments. The foreign currency translation adjustments for the three months ended June 30, 2006 were $9,000. The accumulated other comprehensive loss at June 30, 2006 was $22,000.

Concentrations of Credit Risk

The Company receives a substantial majority of its revenue from a limited number of customers. For the three months ended June 30, 2006 and 2005 sales to the Company’s top two customers accounted for 24% and 44% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 40% and 59% of total revenue, respectively. One customer accounted for 13% and 32% of total revenues for the three months ended June 30, 2006 and 2005, respectively. Another customer accounted for 11% and 12% of total revenues for the three months ended June 30, 2006 and 2005, respectively. For fiscal 2006, 2005 and 2004, sales to our top two customers accounted for 42%, 45% and 28% of total revenue, respectively, and sales to the top five customers in the same periods accounted for 52%, 62% and 50% of total revenue.

Two customers each comprised 10% of accounts receivable at June 30, 2006. Three customers comprised 23%, 14% and 10% of accounts receivable at March 31, 2006.

Recent Accounting Pronouncements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company will adopt FIN 48 in the first quarter of fiscal 2008 and currently does not expect that the adoption of FIN 48 will have material effect on its consolidated results of operations and financial condition.

2. NOTES PAYABLE

The Company has a secured term loan outstanding, payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of June 30, 2006 was $167,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of June 30, 2006, the current balance on this equipment credit facility was $450,000.

The Company has a credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as of June 30, 2006.

On June 12, 2006, the Company and Silicon Valley Bank (the “Bank”) entered into the Fifth Amendment (the “Loan Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Loan Amendment amends in part Section 2.4 of the Loan and Security Agreement to provide that interest due on the Committed Revolving Line is payable on the 25th day of each month and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 26, 2007. In addition, the Loan Amendment amends in part Section 6.7 of the Loan and Security Agreement by replacing the profitability/loss financial covenant with a covenant requiring the Company to maintain a minimum tangible net worth, computed as redeemable convertible preferred stock plus stockholders’ deficit, in an amount not less than $3.0 million. Furthermore, the Loan Amendment also provides for additional representations and warranties by the Company to induce the Bank to enter into the Loan Amendment.

In addition, the Company must maintain a minimum modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) of 2:1. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of the Company’s assets, excluding intellectual property, secure both facilities. The Company is in compliance with all financial covenants as of June 30, 2006.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

The holders of the Series A Preferred are entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (Please refer to the discussion of the Preferred Stock Financing in Note 7 – Preferred Stock, in the Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2006, filed with SEC on June 26, 2006) During the three months ended June 30, 2006, we paid cash dividends of $73,000 to our Series A Preferred stockholders and issued dividends of 18,142 shares of Series B Preferred Stock to Series A holders with a fair value of $6.12 per share.

The following table depicts activities for Series B Preferred Stock for two years ended March 31, 2006 and quarter ended June 30, 2006:

Number of shares of Series B
Balance at March 31, 2004	36,281

Preferred Series B issued June 1, 2004	18,142

Balance at March 31, 2005	54,423
Preferred Series B issued September 1, 2005	18,142
Preferred Series B issued December 1, 2005	18,142
Preferred Series B issued March 1, 2006	18,142

Balance at March 31, 2006	108,849
Preferred Series B issued June 1, 2006	18,142

Balance at June 30, 2006	126,991

The amount of the Series B Preferred dividend was determined based on the estimated per share fair value of the Series B Preferred. To record the fair value of the Series B Preferred, the Company performed a valuation based on its 5-day average stock price leading up to and including the Valuation Date. Various factors including, but not limited to, deemed time to liquidity and form of dividend payment were considered in the valuation of the Series B Preferred.

The following table depicts the estimated fair value of Series B Preferred Stock issued in each quarterly period beginning in the quarter ended March 31, 2005:

Date of Stocks Issued	Number of Shares of Series B	Price per Share	Total Estimated Fair Value
March 31, 2004	36,281	$6.00	$217,686
June 1, 2004	18,142	5.61	101,777
September 1, 2005	18,142	7.80	141,508
December 1, 2005	18,142	6.47	117,379
March 1, 2006	18,142	6.38	115,746
June 1, 2006	18,142	6.12	111,029

	126,991		$805,125

4. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States. Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

The Company’s CODM, as defined by SFAS No. 131, is its Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. The Company’s segments are designed to promote better alignment of strategic objectives between development, sales, marketing and services organizations; provide for more timely and rational allocation of development, sales and marketing resources within businesses; and for long-term planning efforts on key objectives and initiatives. The segments are used to allocate resources internally and provide a framework to determine management responsibility. Intersegment sales costs are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

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

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended June 30,
	2006			2005
	Software Products	Strategic Consulting	Total	Software Products	Strategic Consulting	Total
Revenues:
License and renewal	$2,743	$—	$2,743	$2,235	$—	$2,235
Services	303	2,382	2,685	255	3,204	3,459

Total revenues	$3,046	$2,382	$5,428	$2,490	$3,204	$5,694

Gross profit	$2,803	$869	$3,672	$2,095	$1,712	$3,807

Income (loss) from operations	$142	$(476)	$(334)	$(85)	$372	$287

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2006 and March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding the benefits of our products and services, anticipated revenue or operating expenses, anticipated product development, trends in customer demand, expansion opportunities for our products and services, revenue from sales to certain customers and our competitive position. In some cases, these forward-looking statements can be identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed in Part II – Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Quarterly Report on Form 10-Q, and we do not intend to update any of the forward-looking statements after the date we file this Quarterly Report on Form 10-Q to conform these statements to actual results, unless required by law.

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Our products include proprietary software for visualization of drug and disease model outputs, for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, validation, and regulatory reporting of derived data and models in data repositories. Both our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

The use of our software and methodology is on the leading edge of the traditional drug-development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in the number of contracts with our customers, and the increase in our average contract values over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. We believe that these trends, in addition to increasing regulatory requirements from the FDA and FDA’s emphasis on modeling and simulation found in the Critical Path Initiative, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

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

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005 and 2006. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $76.7 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability. Despite the recent decrease in service revenue we believe we are still experiencing increased demand for our consulting services. However, we may have difficulty expanding our capacity to deliver such services in a profitable manner, if at all.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005 and 2006; however, we experienced negative operating cash flow in the first quarter of fiscal 2007. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

In the three months ended June 30, 2006, we generated 51% of our total revenues, or $2.7 million, from software license and renewal fees, compared to 39% of total revenues, or $2.2 million, in the three months ended June 30, 2005. Software services revenue decreased to $2.7 million or 49% of total revenue, compared to $3.5 million or 61% of total revenue for the three months ended June 30, 2005. While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, the software revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in software project deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter.

We generate a significant portion of our revenue from a limited number of clients. We expect that a significant portion of our revenue will continue to depend on sales to a small number of clients. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may reduce the number of our existing and potential clients. The loss of one of our large clients would hurt our business and prevent us from achieving or sustaining profitability.

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

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks, more time-consuming safety testing requirements in drug development, and patent expiries on significant portions of their marketed drugs. Our clients may, as a result, experience declines in their revenues, which may lead to reductions in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

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

Revenue Recognition

Our revenues are derived from two primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support, and (2) services related to scientific and training consulting and software deployment.

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

We also enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS, however revenues from maintenance renewals on perpetual licenses are classified as maintenance revenue and deferred revenue on our income statement.

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

We have two international distributors. There is no right of return or price protection for sales to the international distributors. Revenue on sales to these distributors is recognized ratably over the license term when the software is delivered to the distributor and other revenue recognition criteria are met.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our currently outstanding receivables. We make judgments as to our ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and evaluation of historical trends of write-offs of accounts we deem uncollectible. In determining these percentages, we analyze our historical collection experience and current economic trends.

Accounting for Stock-Based Compensation.

Effective April 1, 2006, we began accounting for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. Under SFAS 123), compensation cost is established by determining the fair value of the option on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black Scholes option pricing model to determine the fair value of the stock options at the date of grant. Black Scholes requires us to estimate key assumptions such as expected term, volatility, dividend yield and risk-free interest rate. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgment used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

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

	For Three Months Ended
	June 30, 2006		June 30, 2005
(in thousands, except percentages)	Amount	% of Total	Amount	% of Total	(%) Change
Total revenues:
License, renewal and maintenance	$2,743	51%	$2,235	39%	23%
Services	2,685	49%	3,459	61%	-22%

Total revenues	$5,428	100%	$5,694	100%	-5%

Software products segment revenues:
License, renewal and maintenance	$2,743	51%	$2,235	39%	23%
Services	303	6%	255	4%	19%

Total software products segment revenues	$3,046	56%	$2,490	44%	22%

Strategic consulting segment revenues	$2,382	44%	$3,204	56%	-26%

Comparison of Three Months Ended June 30, 2006 and 2005

Total revenues

Revenue for the first quarter of fiscal 2007 decreased approximately 5 % to $5.4 million, compared to $5.7 million in the first quarter of fiscal 2006. This decrease was primarily attributable to a 26% decline in consulting services revenue, largely driven by the decline in the combined revenue from our largest two customers, Lilly and Pfizer, offset by an increase in initial PKS revenue.

Software Products segment revenues

License, renewal and maintenance revenues. For the first quarter of fiscal 2007, software product revenues increased to $2.7 million from $2.2 million in the first quarter of fiscal 2006, primarily as a result of an increase in our installed base in the first quarter of fiscal 2007 compared to the previous year, and our ability to maintain a high rate of license renewals during the first quarter of fiscal 2007. In addition, we introduced two new products in the third quarter of fiscal 2006, validation suites for PKS and WNL. We saw an increase in revenue from the sales of these new products in the first quarter of fiscal 2007 by $116,000.

PKS software products revenues increased to $663,000 in the first quarter of fiscal 2007, from $495,000 in the first quarter of fiscal 2006. The increase in PKS software products revenues is due to an increase of $296,000 of initial and additional license purchases by new customers and existing customers who purchased additional licenses.

DMX software revenues were $196,000 in the first quarter of fiscal 2007, compared to $174,000 in the first quarter of fiscal 2006. The increase in DMX software revenues is due to the addition of 4 new customers during fiscal 2006 and one in the first quarter of fiscal 2007.

Services revenues. Software services revenues were $303,000 in the first quarter of fiscal 2007, compared to $255,000 in the first quarter of fiscal 2006. The increase is due to an increase in training revenue during the first quarter of 2007.

Strategic Consulting segment revenues

Strategic Consulting segment revenues were $2.4 million in the first quarter of fiscal 2007, compared to $3.2 million in the first quarter of fiscal 2006, primarily due to the decreased spending on consulting services by our two largest customers, Pfizer and Eli Lilly. While in the first quarter of fiscal 2007 we did not achieve the same level of revenue in the first quarter of 2006 due to the slowdown at Pfizer, revenue as in the first quarter of 2007 was relatively consistent compared to the fourth quarter of 2006. In addition, for the second consecutive quarter, consulting revenue from customers other than our two largest customers increased by 27% or $299,000.

Cost of revenues

				% of Total Revenues
	Three Months Ended		(%) Change	Three Months Ended
(in thousands)	June 30, 2006	June 30, 2005		June 30, 2006	June 30, 2005
Total revenues:	$5,428	$5,694	(5)%

License, renewal and maintenance	59	80	(26)%	1%	1%
Services	1,697	1,807	(6)%	31%	32%

Total cost of revenues	$1,756	$1,887	(7)%	32%	33%

Cost of software products segments revenues:
License, renewal and maintenenance	59	80	(26)%	1%	1%
Services	184	315	(42)%	3%	6%

Total software products segment	$243	$395	(38)%	4%	7%

Cost of strategic consulting segment revenues	$1,513	$1,492	1%	28%	26%

Total cost of revenues

Total cost of revenues were $1.8 million for the first quarter of fiscal 2007, compared to $1.9 million in the first quarter of fiscal 2006. Cost of revenues is comprised mainly of payroll and payroll related expenses plus royalty expense and shipping costs. Also included is the allocation of $44,000 of stock-based compensation expense related to adoption of SFAS 123R in the first quarter of 2007.

Software Products segment

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license, renewal and maintenance revenues was $59,000 for the first quarter of fiscal 2007, compared to $80,000 in the first quarter of fiscal 2006. The decrease in cost of license, renewal and maintenance revenues in absolute dollars and as a percentage of revenue, in the first quarter of fiscal 2007 is due to timing of purchases of disks and manuals as well as a decrease in royalty payments of $20,000.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $184,000 for the first quarter of fiscal 2007, compared to $315,000 in the first quarter of fiscal 2006. The decrease is due to deferral of costs associated with deferred revenues on projects under the ongoing deployment of six PKS installation projects.

Strategic Consulting segment

Cost of services for our strategic consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.5 million for the first quarter in fiscal 2007 and 2006. Costs were relatively constant, as headcount has remained consistent year over year.

Operating expenses

Research & development

(in thousands)	Three Months Ended		(%) Change
	June 30, 2006	June 30, 2005

Total revenues	$5,428	$5,694	(5)%

Software products segment	$955	$872	10%
Strategic consulting segment	—	—	—

Total R&D Expenses	$955	$872	10%

R&D as a percentage of revenue	18%	15%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses. Also included is the allocation of $17,000 of stock-based compensation expense related to adoption of SFAS 123R in the first quarter of fiscal 2007.

Software Products segment

Research and development expenses were $955,000 for the first quarter of fiscal 2007 compared to $872,000 for the first quarter of fiscal 2006. The increase in research and development expenses in absolute dollars, and as a percentage of revenue, for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to an increase in payroll related expense of $74,000 and $168,000 of intra department allocation of payroll costs due to the various research and development projects the Company has in process offset by third party consulting expense of $158,000.

Strategic Consulting segment

The Strategic Consulting segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

(in thousands)	Three Months Ended		(%) Change
	June 30, 2006	June 30, 2005

Total revenues	$5,428	$5,694	(5)%

Software products segment	$898	$729	23%
Strategic consulting segment	665	549	21%

Total sales and marketing	$1,563	$1,278	22%

Sales and marketing as a percentage of revenues	29%	22%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs. Also included is the allocation of $73,000 of stock-based compensation expense related to adoption of SFAS 123R in the first quarter of fiscal 2007.

Total sales and marketing expenses

Sales and marketing expenses were $1.6 million in the first quarter of fiscal 2007, compared to $1.3 million in the first quarter of fiscal 2006. The increase in sales and marketing expense in absolute dollars in the first quarter of fiscal 2006 was primarily the result of an increase in payroll and payroll related expenses of $182,000 due to increased headcount, increase in travel expense of $24,000 and increase in allocation of facilities related expenses of $44,000. Sales and marketing expenses as a percentage of revenue increased in the first quarter of fiscal 2007, compared to the first quarter of fiscal 2006 as the we continue to invest in sales and marketing efforts and the fact that total revenues decreased period over period. The Software Products and Strategic Consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment sales and marketing costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software Products segment

Sales and marketing expenses for the software products segment were $898,000 in the first quarter of fiscal 2007, compared to $729,000 in the first quarter of fiscal 2006. The increase in sales and marketing expense in absolute dollars in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006 was primarily the result of increase in the allocation of sales and marketing cost to the software product segment as a result of higher relative percentage of software product revenue to total revenue.

Strategic Consulting segment

Sales and marketing expenses for the strategic consulting segment were $665,000 in the first quarter of fiscal 2007, compared to $549,000 in the first quarter of fiscal 2006. The increase in sales and marketing expenses in absolute dollars was primarily the result of an increase of $116,000 in payroll and payroll related expenses due to increased headcount.

General and administrative

(in thousands)	Three Months Ended		(%) Change
	June 30, 2006	June 30, 2005

Total revenues	$5,428	$5,694	(5)%

Software products segment	$808	$579	40%
Strategic consulting segment	680	791	(14)%

Total general and administrative	$1,488	$1,370	9%

G&A as a percentage of revenues	27%	24%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting fees. Also included is the allocation of $75,000 of stock-based compensation expense related to adoption of SFAS 123R in the first quarter of fiscal 2007.

Total general and administrative expenses

General and administrative expenses were $1.5 million in the first quarter of fiscal 2007 compared to $1.4 million in the first quarter of fiscal 2006. The increase in absolute dollars in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily the result of an increase of approximately $128,000 in third party consulting expense and approximately $35,000 from payroll and payroll related expenses, offset by a decrease of approximately $51,000 in legal expenses.

Software products segment

General and administrative expenses for the software products segment were $808,000 in the first quarter of fiscal 2007 compared to $579,000 in the first quarter of fiscal 2006. The increase in general and administrative expense in absolute dollars in the first quarter of fiscal 2007 was primarily the result of increase in the allocation of general and administrative cost to the software product segment as a result of higher relative percentage of software product revenue to total revenue.

Strategic consulting segment

General and administrative expenses for the strategic consulting segment were $680,000 in the first quarter of fiscal 2007 compared to $791,000 in the first quarter of fiscal 2006. The decrease in general and administrative expense in absolute dollars and as a percentage of revenue for the first quarter of fiscal 2007 compared to the same period in fiscal 2006 was primarily the result of a decrease in the allocation of general and administrative costs to the strategic consulting segment as the result of a lower relative percentage of strategic consulting segment revenues to total revenues.

Provision for Income Taxes

Year over year comparison for the three months ended June 30, 2006 (in thousands):

	Three Months Ended June 30,
	2006	2005
Provision for income taxes	$(7)	$(21)

Provisions for income taxes were recorded for the three months ended June 30, 2006 and 2005. These provisions/benefit were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	June 30, 2006	% Change	March 31, 2005
Cash and cash equivalents	$8,911	(18)%	$10,832

Working capital	$2,584	(1)%	$2,610

	Three Months Ended June 30,
	2006	% Change	2005
Cash flows from operating activities	$(299)	57%	$(688)

Cash flows from investing activities	$(1,301)	(162)%	$(497)

Cash flows from financing activities	$(312)	18%	$(378)

Cash, Cash Equivalents and investments. As of June 30, 2006, our cash and cash equivalents consisted primarily of demand deposits and money market funds. The decrease in our cash and cash equivalents in the three months ended June 30, 2006 was primarily due to $1.3 million cash used in purchases of investments, $294,000 of cash used in financing activities to pay down notes payable and $73,000 of cash payment for dividends. The largest use of cash from operating activities was due to a decrease in accounts payable and accrued expenses due to the timing of payments and a decrease in deferred revenue.

Cash Flows From Operating Activities. Cash used in operating activities decreased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 primarily due to net loss, a decrease in accounts receivables from our cash collection efforts, and decreases in accounts payable, accrued expenses, and deferred revenue.

Cash Flows From Investing Activities. Cash used in investing activities during the first quarter of fiscal 2007 were primarily related to purchases of short-term investments and miscellaneous asset purchases of capital equipment necessary for our ongoing operations.

Cash Flows From Financing Activities. Cash used in financing activities in the first three months of fiscal 2007 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. Cash flows used in financing activities in the first three months of fiscal 2006 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank.

Credit Facilities. The Company has a secured term loan outstanding, payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of June 30, 2006 was $166,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of June 30, 2006, the current balance on this equipment credit facility was $450,000.

The Company has a credit facilities with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The current balance of this credit facility is $1.0 million as of June 30, 2006.

On June 12, 2006, the Company and Silicon Valley Bank (the “Bank”) entered into the Fifth Amendment (the “Loan Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Loan Amendment amends in part Section 2.4 of the Loan and Security Agreement to provide that interest due on the Committed Revolving Line is payable on the 25th day of each month and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 26, 2007. In addition, the Loan Amendment amends in part Section 6.7 of the Loan and Security Agreement by replacing the profitability/loss financial covenant with a covenant requiring the Company to maintain a minimum tangible net worth, computed as redeemable convertible preferred stock plus stockholders’ deficit, in an amount not less than $3.0 million. Furthermore, the Loan Amendment also provides for additional representations and warranties by the Company to induce the Bank to enter into the Loan Amendment.

In addition, we must maintain a minimum modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) of 2:1. Interest on our revolving lines of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both facilities. We were in compliance with all financial covenants as of June 30, 2006.

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

The holders of Series A Preferred and Series B Preferred are entitled to vote together with the common stock. Each share of Preferred Stock has a number of votes equal to the number of shares of common stock then issuable upon conversion of such share of Preferred Stock. In addition, consent of the holders of at least 75% of the then outstanding Preferred Stock is required for certain actions, including any action that amends our charter documents so as to adversely affect the Preferred.

The warrants are exercisable for a period of five years from issuance with an exercise price of $1.15 per share.

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During the first quarter of fiscal 2007, we paid $73,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of June 30, 2006.

Contractual Commitments. As of June 30, 2006, we had operating leases of our facilities that expire at various times through fiscal years 2010 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three months ended June 30, 2006, we recorded lease expense related to these arrangements of $92,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of June 30, 2006 (in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
Redeemable convertible preferred stock (1)	$582	$582	$—	$—
Notes payable	1,616	1,300	316	—
Operating leases	2,068	426	912	730

Total commitments	$4,266	$2,308	$1,228	$730

(1)	The holders of the preferred stock may elect to have us redeem $7.7 million of the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur, our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subjective. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not be redeemed.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the company over the past several fiscal years, we generated positive annual operating cash flow for fiscal 2006 and 2005. There is no assurance that we can continue to maintain positive cash flow. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2007.

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

Accounting for Stock-based Compensation

Prior to April 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123. We generally recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based

Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarter ended April 1, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical volatilities, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after April 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our exposure to market risk has not changed materially from our exposure at March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Subject to the limitations described below, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of June 30, 2006, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

We commenced our operations in April 1995 and incurred net losses for every fiscal year until attaining profitability in fiscal 2005. We achieved profitability in the fourth quarter of fiscal 2004 and had annual profitability through the third quarter of fiscal 2005 and 2006. As of June 30, 2006, we had an accumulated deficit of $76.7 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

We have a limited amount of capital resources and we may not be able to sustain or grow our business if we cannot sustain profitability or raise additional funds on a timely basis.

We believe we have adequate cash to sustain operations through the next twelve months, and we are managing the business to achieve positive cash flow utilizing existing assets. However, even if we sustain profitability, we may not be able to generate sufficient profits to grow our business. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three months ended June 30, 2006 and 2005, software license revenue accounted for 51% and 39% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

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

We receive a substantial majority of our revenue from a limited number of customers. For the three months ended June 30, 2006 and 2005, sales to our top two customers accounted for 24% and 44% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 40% and 59% of total revenue, respectively. For fiscal 2006, 2005 and 2004 sales to our top two customers accounted for 42, 45% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 52, 62% and 50% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three months ended June 30, 2006 and fiscal 2006, 2005, and 2004 were approximately 35%, 24%, 22% and 29%, respectively. We have a total of 12 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In such a case, we would assess our internal control as ineffective. Such report must also contain a statement that our independent registered public accounting firm have issued an attestation report on management’s assessment of such internal control. PCAOB Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

While we currently believe our internal control over financial reporting is effective, we are in the process of preparing system and process documentation and the evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, and those weaknesses are not appropriately remediated prior to March 31, 2008, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2008 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

Risks Related To Our Industry

Our market may not develop as quickly as expected, and companies may enter our market, thereby increasing the amount of competition and impairing our business prospects.

Because some of our products and services are new and still evolving, there is significant uncertainty and risk as to the demand for, and market acceptance of, these products and services. As a result, we are not able to predict the size and growth rate of our market with any certainty. In addition, other companies, including potential strategic partners, may enter our market. Our existing customers may also elect to terminate our services and internally develop products and services similar to ours. If our market fails to develop, grows more slowly than expected, or becomes saturated with competitors, our business prospects will be impaired.

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

On November 8, 2002 our stock was removed from trading on the NASDAQ National Market, the predecessor to the Nasdaq Global Market, as a result of failure to meet the continuing listing requirements, and our common stock is now quoted on the Over-the-Counter Bulletin Board system. Our common stock does not experience large trading volumes. In addition, our delisting from the NASDAQ National Market has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code that imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors is no longer classified and our stockholders elect all of our directors at each annual meeting, (ii) our stockholders are entitled to cumulative voting, and (iii) we are subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions. Some of these changes may impact any possible transaction involving a change of control of Pharsight, which could negatively impact your investment. Other consequences include no analyst coverage, a lower share price as a result of lower trading volumes, and the loss of certain state securities law exemptions available to us while our securities were traded on the NASDAQ National Market, which may impact our ability to provide for future issuances of our securities, among other consequences.

Should we decide to relist our common stock on the NASDAQ Global Market, the criteria for relistment may be difficult for us to achieve.

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

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of June 30, 2006. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

Our preferred stockholders may continue to elect to receive their dividend payments in the form of shares instead of cash, which may negatively impact our profitability.

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

We face risks related to changes in accounting standards for stock option plans.

Beginning in the first fiscal quarter of 2006, we adopted SFAS 123), which requires us to recognize compensation expense in our statement of operations for the fair value of stock options granted to our employees over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces the attractiveness of equity compensation awards because the expense associated with these grants results in compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options, because option pricing models commonly used under SFAS 123R were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option programs. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirements of SFAS 123R, our profitability can be expected to be reduced compared to periods prior to adoption of the new standard.

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

Date: August 11, 2006

PHARSIGHT CORPORATION

By:	/S/ William Frederick
William Frederick Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
10.1	Offer letter dated April 5, 2006 between Pharsight Corporation and William Frederick.

10.2	Fifth Amendment to Loan and Security Agreement effective as of June 12, 2006 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.