Form 10-Q
period 2006-09-30
PHARSIGHT CORP
filed 2006-11-13
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of November 8, 2006: 19,783,884

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pharsight Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2006	March 31, 2006 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,438	$10,832
Short-term investments	4,749	—
Accounts receivable, net of allowances of $20 at September 30, 2006 and March 31, 2006	3,397	4,585
Prepaid and other current assets	586	298

Total current assets	15,170	15,715
Property and equipment, net	1,780	2,025
Other assets	48	46

TOTAL ASSETS	$16,998	$17,786

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$681	$794
Accrued expenses	1,038	1,035
Accrued compensation	1,893	2,152
Deferred revenue	6,816	7,605
Current portion of notes payable	1,300	1,519

Total current liabilities	11,728	13,105

Deferred revenue, long term	18	54
Notes payable, less current portion	242	392
Other long term liabilities	216	253

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares - 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at September 30, 2006 and March 31, 2006
Issued and outstanding shares - 1,959,795 and 1,923,511 at September 30, 2006 and March 31, 2006 respectively (1,814,662 designated as Series A at September 30, 2006 and March 31, 2006, 145,133 and 108,849 designated as Series B at September 30, 2006 and March 31, 2006 respectively) - Aggregate redemption and liquidation value - $7,855	6,858	6,641
Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares - 1,800,000 at September 30, 2006 and March 31, 2006
Issued and outstanding shares - none at September 30, 2006 and March 31, 2006
Common stock, $0.001 par value:
Authorized shares - 120,000,000 at September 30, 2006 and March 31, 2006
Issued and outstanding shares - 19,678,639 and 19,594,684 at September 30, 2006 and March 31, 2006 respectively	20	19
Additional paid-in capital	73,929	73,790
Accumulated other comprehensive loss	(31)	(13)
Accumulated deficit	(75,982)	(76,455)

Total stockholders’ deficit	(2,064)	(2,659)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$16,998	$17,786

*	Information derived from the audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
License	$1,522	$1,237	$2,740	$2,121
Renewal	1,351	1,221	2,640	2,381
Maintenance	239	305	475	496
Services	3,172	3,157	5,857	6,616

Total revenues	6,284	5,920	11,712	11,614

Cost of revenues:
License, renewal, maintenance	51	78	110	157
Services	1,766	1,976	3,463	3,784

Total cost of revenues (1)	1,817	2,054	3,573	3,941

Gross profit	4,467	3,866	8,139	7,673
Operating expenses:
Research and development (1)	1,019	808	1,974	1,680
Sales and marketing (1)	1,390	1,442	2,953	2,720
General and administrative (1)	1,344	1,335	2,832	2,705

Total operating expenses	3,753	3,585	7,759	7,105

Income from operations	714	281	380	568
Other income (expense):
Interest income	136	52	296	95
Interest expense	(37)	(41)	(77)	(77)
Other expense, net	(33)	(10)	(50)	(29)

Total other income (expense)	66	1	169	(11)

Net income before income taxes	780	282	549	557
Provision for income taxes	(67)	(19)	(74)	(40)

Net income	713	263	475	517
Preferred stock dividend	(179)	(214)	(363)	(359)

Net income attributable to common stockholders	$534	$49	$112	$158

Net income per share attributable to common stockholders:
Basic	$0.03	$0.00	$0.01	$0.01

Diluted	$0.02	$0.00	$0.01	$0.01

Shares used to compute net income per share attributable to common stockholders:
Basic	19,711	19,389	19,679	19,367

Diluted	29,235	22,634	21,427	22,436

___________
(1) Allocation of stock-based compensation expense:
Cost of revenues	$38	$—	$82	$—
Research and development	19	—	36	—
Sales and marketing	83	—	156	—
General and administrative	76	—	151	—

Total	$216	$—	$425	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:
Net income	$475	$517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	366	210
Stock-based compensation expense	425	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,188	(492)
Prepaids and other current assets	(290)	(240)
Accounts payable	(113)	19
Accrued expenses	(34)	299
Accrued compensation	(259)	(181)
Deferred revenue	(825)	(625)

Net cash provided by (used in) operating activities	933	(493)

Cash Flows from Investing Activities:
Purchases of property and equipment	(121)	(1,629)
Purchases of investments	(4,949)	—
Proceeds from sale of short-term investments	200	—

Net cash used in investing activities	(4,870)	(1,629)

Cash Flows from Financing Activities:
Proceeds from issuance (repayments) of notes payable, net	(369)	113
Proceeds from sale of common stock	77	55
Dividends paid in cash to preferred stockholders	(146)	(218)

Net cash used in financing activities	(438)	(50)

Effect of change in exchange rates on cash and cash equivalents	(19)	15
Net decrease in cash and cash equivalents	(4,394)	(2,157)
Cash and cash equivalents, beginning of period	10,832	10,579

Cash and cash equivalents, end of period	$6,438	$8,422

Supplemental disclosures of non cash activities:
Issuance of dividend to preferred stockholders in form of stock	$217	$141
Accrued preferred stock dividend	$48	$48

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

The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2007, or any other period.

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

Our revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectability to be probable, we defer recognition of revenue until the fee is collected.

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

We enter into arrangements consisting of perpetual or one-year licenses, one-year PCS, implementation/installation services and optional scientific consulting services. We recognize revenue attributable to license, PCS and implementation/installation ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement and are sold separately. We recognize fees from optional scientific consulting services (equal to the amounts set forth in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

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

For arrangements consisting solely of services, we recognize revenue as consulting services are performed. Arrangements for consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

We have two international distributors. There is no right of return or price protection for sales to the international distributors Revenue on sales to these distributors are recognized ratably over the license term when the software is delivered to the distributors and other revenue recognition criteria are met.

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

Additionally, for fixed fee strategic consulting contracts, with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Deferred Revenue

Deferred revenue is comprised of deferred license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes payments for services and training revenue, which will be recognized as services are performed. Deferred revenue also includes deferred license and service fees for arrangements that include significant implementation services, which have not yet been completed. Long term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods after one year from the balance sheet date.

The principal components of deferred revenue were as follows (in thousands):

	September 30, 2006	March 31, 2006
License	$2,740	$3,078
Renewals	2,802	3,473
Training	37	4
Maintenance	597	557
Services	658	547

Total deferred revenue	$6,834	$7,659

Short term deferred revenue	6,816	7,605
Long term deferred revenue	18	54

Total deferred revenue	$6,834	$7,659

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing net income attributable to common stockholders for the period by the weighted-average number of shares of vested common stock (i.e. not subject to a right of repurchase) outstanding during the period.

Diluted earnings per share attributable to common stockholders is computed by dividing net income attributable to common stockholders for the period by the weighted-average number of shares of vested common stock outstanding and, where dilutive, weighted average number of shares of unvested common stock outstanding. Diluted earnings per share attributable to common stockholders also gives effect, as applicable, to the potential dilutive effect of outstanding stock options and warrants to purchase common stock using the treasury stock method, and convertible preferred stock using the as-if-converted method, as of the beginning of the period presented or the original issuance date, if later.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$713	$263	$475	$517
Preferred stock dividend	(179)	(214)	(363)	(359)

Net income attributable to common for basic computation	$534	$49	$112	$158

Dilutive effect of preferred stock dividends	179	—	—	—

Net income attributable to common stockholders after assumed conversions for diluted computation	$713	$49	$112	$158

Weighted average common shares outstanding	19,711	19,389	19,679	19,367
Diluted effect of:
Stock options and stock-based awards and as-if converted preferred stock in the periods ended	9,524	3,245	1,748	3,069

Dilutive weighted-average common shares outstanding	29,235	22,634	21,427	22,436

Earnings per share attributable to common stockholders
Basic	$0.03	$0.00	$0.01	$0.01

Diluted	$0.02	$0.00	$0.01	$0.01

All potential common shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share in the six-month period ended September 30, 2006 as the effect of including such shares would be antidilutive

The number of potential common stock shares excluded from the calculation of earnings per share attributable to common stockholders in the six-month period ending September 30, 2006 and, 2005 due to antidilution is detailed in the following table (in thousands):

	September 30,
	2006	2005
Outstanding options	3,928	2,454
Warrants	398	123
Redeemable convertible preferred stock	7,790	7,549

	12,116	10,126

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

Prior to April 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We generally recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25.

In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share for the three and six months ended September 30, 2005 as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R “) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarters ended June 30, 2006 and September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown below. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on historical prices of our common stock to complete the calculation of expected volatility, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after April 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

The following table presents the impact of our adoption of SFAS 123R on selected condensed consolidated statement of operations line items for the three and six months ended September 30, 2006 (in thousands, except per share data):

	Three Months Ended September 30, 2006			Six Months Ended September 30, 2006
	Using Previous Accounting	SFAS 123 (R) Adjustments	As Reported	Using Previous Accounting	SFAS 123 (R) Adjustments	As Reported
Income from operations	$930	$(216)	714	$805	$(425)	$380
Income before income taxes	996	(216)	780	974	(425)	549
Net income attributable to common stockholders	750	(216)	534	537	(425)	112
Basic earnings per share attributable to common stockholders	$0.04	$(0.01)	$0.03	$0.03	$(0.02)	$0.01

Diluted earnings per share attributable to common stockholders	$0.03	$(0.01)	$0.02	$0.03	$(0.02)	$0.01

Cash flows from operating activities	$1,232	—	$1,232	$933	—	$933
Cash flows from financing activities	$(126)	—	$(126)	$(438)	—	$(438)

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income attributable to common stock holders, as reported	$49	$158
Less:
Total Stock-based employee compensation expense determined under the fair value method for all awards	(245)	(466)

Pro Forma net loss attributable to common stockholders	$(196)	$(308)

Basic net income (loss) per share attributable to common stockholders
As Reported	$—	$0.01

Pro Forma	$(0.01)	$(0.02)

Diluted net income (loss) per share attributable to common stockholders
As Reported	$—	$0.01

Pro Forma	$(0.01)	$(0.02)

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

	ESPP				Options
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected life (years)	0.49	0.49	0.49	0.49	2.69	2.62	2.69	3.24
Expected stock price volatility	51.24%	66.7%	65.23%	89.2%	105.9%	201.7%	122.1%	203.7%
Risk-free interest rate	4.90%	3.93%	5.07%	3.64%	4.59%	4.18%	5.04%	3.70%

Stock Options

The following is a summary of stock option activity during the quarter ended September 30, 2006:

Option Outstanding Rollforward

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of 09/30/06 (in thousands)
Balance at June 30, 2006	5,385	$1.24
Options granted	247	1.44
Options exercised	(84)	1.31
Options canceled	(278)	1.11

Balance at September 30, 2006	5,270	$1.28	7.65	$1,829

Options vested and expected to vest at September 30, 2006	4,674	$1.26	0.52	$1,805

Options exercisable at September 30, 2006	2,773	$1.22	6.43	$1,606

The weighted average remaining amortization period was 1.46 years as of September 30, 2006. The Company had 2,773,000 exercisable options and the unamortized stock compensation was $ 1.6 million as of September 30, 2006.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized foreign exchange gains or losses and unrealized gains or losses on available-for-sale investments. Comprehensive losses for three and six months ended September 30, 2006 were $10,000 and 19,000, respectively. The foreign currency translation losses for the three and six months ended September 30, 2006 were $14,000 and $23,000, respectively. Unrealized gains on short-term investments was $4,000 for the three and six months ended September 30, 2006. The accumulated comprehensive loss at September 30, 2006 and June 30, 2006 was $31,000 and $22,000 respectively.

Concentrations of Credit Risk

The Company receives a substantial majority of its revenue from a limited number of customers. For the three and six months ended September 30, 2006, sales to the Company’s top two customers accounted for 33% and 29% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 50% and 46% of total revenue, respectively. For the three and six months ended September 30, 2005, sales to the Company’s top two customers accounted for 59% and 52% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 70% and 63% of total revenue, respectively. One customer accounted for 21% and 33% of total revenues for the three month ended September 30, 2006 and 2005, respectively. Another customer accounted for 12% and 26% of total revenues for the three months ended September 30, 2006 and 2005, respectively. For fiscal 2006, 2005 and 2004, sales to our top two customers accounted for 42%, 45% and 28% of total revenue, respectively, and sales to the top five customers in the same periods accounted for 52%, 62% and 50% of total revenue.

Three customers comprised 24%, 22% and 11%, respectively, of accounts receivable at September 30, 2006. Three customers comprised 23%, 14% and 10%, respectively, of accounts receivable at March 31, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The Company will adopt FIN 48 in the first quarter of fiscal 2008 and currently does not expect that the adoption of FIN 48 will have material effect on its consolidated results of operations and financial condition

2. Notes Payable

The Company has a credit facility with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The borrowed balance under this credit facility was $1.0 million at September 30, 2006.

The Company had a secured term loan with Silicon Valley Bank, payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on this term loan as of September 30, 2006 was $142,000. In addition, the Company secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of September 30, 2006, the borrowed balance on this equipment credit facility was $400,000.

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

In addition, the Company must maintain a minimum modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) of 2:1. Interest on our revolving line of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of the Company’s assets, excluding intellectual property, secure both facilities. The Company is in compliance with all financial covenants as of September 30, 2006.

3. Redeemable Convertible Preferred Stock

Series B Redeemable Convertible Preferred Stock

The holders of our Series A redeemable convertible preferred stock (the “Series A Preferred”) are entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (Please refer to the discussion of the Preferred Stock Financing in Note 7 – Preferred Stock, in the Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2006, filed with SEC on June 26, 2006.) During the three and six months ended September 30, 2006, we paid cash dividends of $73,000 and $146,000 to our Series A Preferred stockholders and issued dividends of 18,142 and 36,284 shares of Series B Preferred Stock to Series A Preferred stockholders with estimated fair values of $106,000 and $217,000, respectively.

The holders of the preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or the Company may elect to redeem all of the outstanding shares of preferred stock, beginning in late June 2007. If the holders do not elect to have their shares of preferred stock redeemed or we do not elect o redeem the preferred stock, then we are obligated to continue to pay dividends in the aggregate amount of approximately $582,000 per year. However, the terms of the preferred stock provide that the preferred stock will automatically convert to common stock in the event of a public offering meeting certain minimum conditions or that the holders of the preferred stock may convert their preferred shares into common stock, and our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subjective. If we were required or if we elected to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million.

The following table depicts activities for Series B Preferred Stock for two years ended March 31, 2006 and quarter ended September 30, 2006:

Number of shares of Series B
Balance at March 31, 2004	36,281
Preferred Series B issued June 1, 2004	18,142

Balance at March 31, 2005	54,423
Preferred Series B issued September 1, 2005	18,142
Preferred Series B issued December 1, 2005	18,142
Preferred Series B issued March 1, 2006	18,142

Balance at March 31, 2006	108,849
Preferred Series B issued June 1, 2006	18,142
Preferred Series B issued September 1, 2006	18,142

Balance at September 30, 2006	145,133

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

The following table depicts the estimated fair value of Series B Preferred Stock issued in each quarterly period beginning in the quarter ended March 31, 2004:

Date of Stocks Issued	Number of Shares of Series B	Price per Share	Total Estimated Fair Value
March 31, 2004	36,281	$6.00	$217,686
June 1, 2004	18,142	5.61	101,777
September 1, 2005	18,142	7.80	141,508
December 1, 2005	18,142	6.47	117,379
March 1, 2006	18,142	6.38	115,746
June 1, 2006	18,142	6.12	111,029
September 1, 2006	18,142	5.87	106,494

	145,133		$911,619

4. Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States. Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

The Company’s CODM, as defined by SFAS 131, is its Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. The Company’s segments are designed to promote better alignment of strategic objectives between development, sales, marketing and services organizations; provide for more timely and rational allocation of development, sales and marketing resources within businesses; and for long-term planning efforts on key objectives and initiatives. The segments are used to allocate resources internally and provide a framework to determine management responsibility. Intersegment sales costs are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

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

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended
	September 30, 2006				September 30, 2005
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$3,112	$—	$—	$3,112	$2,762	$—	$—	$2,762
Services	441	2,731	—	3,172	1,243	1,915	—	3,158

Total revenues	$3,553	$2,731	$—	$6,284	$4,005	$1,915	$—	$5,920

Gross profit	$3,200	$1,267	$—	$4,467	$3,341	$525	$—	$3,866

Income (loss) from operations	$591	$123	$—	$714	$810	$(528)	$(1)	$281

	Six Months Ended
	September 30, 2006				September 30, 2005
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License and renewal	$5,855	$—	$—	$5,855	$4,997	$—	$—	$4,997
Services	744	5,113	—	5,857	1,498	5,119	—	6,617

Total revenues	$6,599	$5,113	$—	$11,712	$6,495	$5,119	$—	$11,614

Gross profit	$6,003	$2,136	$—	$8,139	$5,436	$2,237	$—	$7,673

Income (loss) from operations	$733	$(353)	$—	$380	$725	$(156)	$(1)	$568

Corporate and reconciling amounts include adjustments to state operating income in accordance with GAAP and corporate level expenses not specifically attributed to a segment. There were $1,000 in reconciling items to income (loss) from operations in the three and six months ended September 30, 2005. There were no inter-segment revenues for the periods shown above.

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of September 30, 2006 and March 31, 2006.

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

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s proprietary software products include Trial Simulator™ for clinical trial simulation and computer-aided trial design; WinNonlin® and WinNonMix® for the statistical analysis and mathematical modeling of PK/PD data; WinNonlin® Validation Suite™ for streamlined on-site validation of WinNonlin; for creation of formatted PK analysis outputs from clinical study data to be used in standard reports and regulatory submissions; Pharsight Knowledgebase Server™ (PKS™), PKS Reporter™ and PK Automation™ for the storage, management, analysis, and regulatory reporting of derived data and models in data repositories; PKS™ Validation Suite™ for streamlined on-site validation of PKS; and Drug Model Explorer® for dynamic visualization and communication of model-based product profiles. Both our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

The use of our software and methodology is increasingly reaching the mainstream of the drug development process, which is heavily dependent upon clinical trials and patient testing. Although our methodology does not displace the use of human trials in drug development, we believe our software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in the number of contracts with our customers, and the increase in our average contract values over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. We believe that these trends, in addition to increasing regulatory requirements from the FDA and FDA’s emphasis on modeling and simulation found in the Critical Path Initiative, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

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

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on the Nasdaq National Market. In November 2002, our common stock ceased to trade on the Nasdaq National Market and it is currently traded on the Over-The-Counter Bulletin Board system. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3 rd Floor, Mountain View, CA 94041-1530.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005 and 2006. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $76.0 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005 and 2006. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. In addition, the holders of our preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or we may elect to redeem all the outstanding shares of preferred stock, beginning in late June 2007. If we were required or if we elected to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million. As a result of these factors, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

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

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks, more and more time-consuming safety testing requirements in drug development, and patent expiries on significant portions of their marketed drugs. Our clients may, as a result, experience declines in their revenues, which may lead to reductions in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

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

For arrangements consisting solely of services, we recognize revenue as consulting services are performed. Arrangements for consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

Additionally, for fixed fee strategic consulting contracts, with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method—as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed further above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

Stock-Based Compensation.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarter ended June 30, 2006 and September 30, 2006 included: (i) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and (ii) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. We elected to calculate our compensation expenses by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

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

	Three Months Ended
(in thousands, except percentages)	September 30, 2006		September 30, 2005		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$3,112	50%	$2,762	47%	13%
Services	3,172	50%	3,158	53%	0%

Total revenues	$6,284	100%	$5,920	100%	6%

Software products segment revenues:
License, renewal and maintenance	$3,112	50%	$2,762	47%	13%
Services	441	7%	1,243	21%	-65%

Total software products segment revenues	$3,553	57%	$4,005	68%	-11%

Strategic consulting segment revenues	$2,731	43%	$1,915	32%	43%

	Six Months Ended
(in thousands, except percentages)	September 30, 2006		September 30, 2005		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$5,855	50%	$4,997	43%	17%
Services	5,857	50%	6,617	57%	-11%

Total revenues	$11,712	100%	$11,614	100%	1%

Software products segment revenues:
License, renewal and maintenance	$5,855	50%	$4,997	43%	17%
Services	744	6%	1,498	13%	-50%

Total software products segment revenues	$6,599	56%	$6,495	56%	2%

Strategic consulting segment revenues	$5,113	44%	$5,119	44%	0%

Comparison of Three and Six Months Ended September 30, 2006 and 2005

Total revenues

Revenue for the three months ended September 30, 2006 increased approximately 6% to $6.3 million, compared to $5.9 million in the same period in fiscal 2005. This increase was primarily attributable to a 43% increase in consulting services revenue and a 13% increase in software license revenue offset by a 65% decrease in software services revenue.

Revenue for the six months ended September 30, 2006 increased approximately 1% to $11.7 million, compared to $11.6 million in the same period in fiscal 2005. This increase was primarily attributable to the growth of PKS initial license revenue offset by a 50% decrease in software services revenue.

Software products segment revenues

License, renewal and maintenance revenues. For the three and six months ended September 30, 2006, desktop software products revenues increased to $2.0 million and $3.9 million, respectively, compared with $1.5 million and $3.0 million for the same periods in fiscal 2006. The increase in revenue for the three and six months ended September 30, 2006 is a result of an increase in our installed base. In addition, we introduced two new products in the third quarter of fiscal 2006, validation suites for PKS and WNL. We saw an increase in revenue from the sales of these new products by $130,000 and $223,000 for the three and six months ended September 30, 2006, respectively, compared to same period in fiscal 2006.

PKS software products revenues increased to $870,000 and $1.5 million in the three and six months ended September 30, 2006, respectively, from $500,000 and $996,000 in the same periods in fiscal 2006. The increase in revenue for the three and six month period ending September 30, 2006 is mainly attributable to an increase of $155,000 and $155,000 from completion of installation of initial licenses purchased by new customers and $183,000 and $328,000 from existing customers who purchased additional licenses.

DMX software revenues were $210,000 and $406,000 in the three and six months ended September 30, 2006, respectively, compared to $766,000 and $939,000 in the same periods in fiscal 2006. The decrease in DMX software revenue for the three and six months ending September 30, 2006 is primarily due to smaller DMX license contracts sold in the second half of fiscal 2006, compared with a large DMX project that was completed in the second half of fiscal 2006. DMX revenue is recognized ratably over the initial license or maintenance period, which is generally one year. The smaller DMX contracts resulted in lower DMX revenue recognized in the first half of fiscal 2007. The majority of the large contract revenue was recognized in fiscal 2006. In addition, the maintenance renewal for licenses is lower than the initial license price.

Services revenues. Software services revenues were $441,000 and $744,000 in the three and six months ended September 30, 2006, respectively, compared to $1.2 million and $1.5 million in the same periods in fiscal 2006. The decrease in software services revenue for the three and six months ended September 30, 2006 was primarily due to a decrease in PKS projects, with only one PKS deployment project completed in the first half of fiscal 2007, compared with two large PKS deployment and automation framework projects completed in the same period in fiscal 2006.

Strategic consulting segment revenues

Strategic consulting segment revenues were $2.7 million and $5.1 million in the three and six months ended September 30, 2006, respectively, compared to $1.9 million and $5.1 million in the same periods in fiscal 2006. The increase in strategic consulting revenue for the three months ended September 30, 2006 compared to the same period in the prior year is due to an increase in strategic consulting services provided to one of our two largest customers as well as to new customers and customers other than our two largest customers, Pfizer Inc., and Eli Lilly and Company. Revenue derived from customers other than our two largest increased more than 270% to $1.4 million in the second quarter of fiscal 2007, compared to $369,000 in the same period in fiscal 2006. In addition, we acquired 4 new customers in the second quarter of fiscal 2007.

For the six months ended September 30, 2006, strategic consulting revenue remained relatively constant compared to same period in fiscal 2006.

Cost of revenues

				% of Total Revenues
	Three Months Ended			Three Months Ended
(in thousands)	September 30, 2006	September 30, 2005	% Change	September 30, 2006	September 30, 2005
Total revenues	$6,284	$5,920	6%

License, renewal and maintenance	51	78	(35%)	1%	1%
Services	1,766	1,976	(11%)	28%	33%

Total cost of revenues	$1,817	$2,054	(12%)	29%	35%

Cost of software products segments revenues:
License, renewal and maintenance	51	78	(35%)	1%	1%
Services	302	586	(48%)	5%	10%

Total software products segment	$353	$664	(47%)	6%	11%

Cost of strategic consulting segment revenues	$1,464	$1,390	5%	23%	23%

				% of Total Revenues
	Six Months Ended			Six Months Ended
(in thousands)	September 30, 2006	September 30, 2005	% Change	September 30, 2006	September 30, 2005
Total revenues	$11,712	$11,614	1%

License, renewal and maintenance	110	157	(30%)	1%	1%
Services	3,463	3,784	(8%)	30%	33%

Total cost of revenues	$3,573	$3,941	(9%)	31%	34%

Cost of software products segments revenues:
License, renewal and maintenance	110	158	(30%)	1%	1%
Services	486	901	(46%)	4%	8%

Total software products segment	$596	$1,059	(44%)	5%	9%

Cost of strategic consulting segment revenues	$2,977	$2,882	3%	25%	25%

Total cost of revenues

Total cost of revenues were $1.8 million and $3.6 million for the three and six months ended September 30, 2006, respectively, compared to $2.1 million and $3.9 million in the same period in fiscal 2006. Cost of revenue is comprised mainly of payroll and payroll related expenses plus royalty expenses and shipping costs. Also included is the allocation of $38,000 and $82,000 of stock-based compensation expense related to adoption of SFAS 123R in the three months and six months ended September 30, 2006, respectively. The decrease in total cost of revenues in both the first quarter and first half of fiscal 2007 was primarily attributable to the smaller and fewer PKS deployment and automation framework projects completed during the first half of fiscal 2007 as compared with the first half of fiscal 2006.

Software products segment

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of payroll and payroll related expenses for the customer support personnel, royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license and renewal revenues was $51,000 and $110,000 for the three and six months ended September 30, 2006, respectively, compared to $78,000 and $158,000 in the same period in fiscal 2006. The decrease in cost of license and renewal revenues in absolute dollars and as a percentage of revenue in the three and six months ended September 30, 2006 is primarily due to timing of purchases of disks and manuals as well as a decrease in royalty expense of $16,000 offset by the allocation of stock-based compensation expense of $1,000.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $302,000 and $486,000 for the three and six months ended September 30, 2006, respectively, compared to $586,000 and $901,000 in the same period in fiscal 2006. Cost of services revenue decreased in absolute dollars and as a percentage of revenue for the three and six months ended September 30, 2006 primarily due to the deferral of costs associated with deferred revenues on projects under the ongoing deployment of seven PKS installation projects, offset by the allocation of stock-based compensation expenses of $4,000 and $8,000 for the three and six months ended September 30, 2006, respectively. In addition, a number of employees in the deployment services group were assigned to work on various research and development projects we have in process. Payroll and payroll related expenses for these employees were allocated to the research and development department.

Strategic consulting segment

Cost of services for our strategic consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.5 million and $3.0 million for the three and six months ended September 30, 2006, respectively, compared to $1.4 million and $2.9 million in the same periods in fiscal 2006. The increase in cost of services for our strategic consulting segment in absolute dollars and as a percentage of revenue for the three months ended September 30, 2006 is primarily due to increase in payroll and payroll related expenses of $101,000 as a result of annual salary increases and the allocation of $33,000 of stock-based compensation expenses related to the adoption of SFAS 123R, offset by a decrease in consultant expenses of $51,000. The increase in cost of services for our strategic consulting segment in absolute dollars and as a percentage of revenue for the six months ended September 30, 2006 was primarily due to increase in payroll and payroll related expenses of $158,000 and the allocation of $73,000 of stock-based compensation expenses related to the adoption of SFAS 123R offset by a decrease in consultant expenses of $123,000.

Operating expenses

Research & development

	Three Months Ended		% Change	% of Total Revenues Three Months Ended
(in thousands)	September 30, 2006	September 30, 2005		September 30, 2006	September 30, 2005
Total revenues	$6,284	$5,920	6%

Software products segment	1,019	808	26%	16%	14%
Strategic consulting segment	—	—	—	—	—

Total R&D Expenses	$1,019	$808	26%	16%	14%

	Six Months Ended		% Change	% of Total Revenues Six Months Ended
(in thousands)	September 30, 2006	September 30, 2005		September 30, 2006	September 30, 2005
Total revenues	$11,712	$11,614	1%

Software products segment	1,974	1,680	18%	17%	14%
Strategic consulting segment	—	—	—	—	—

Total R&D Expenses	$1,974	$1,680	18%	17%	14%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses. Also included is the allocation of $19,000 and $36,000 of stock-base compensation expense related to the adoption of SFAS 123R in the three and six months ended September 30, 2006.

Software products segment

Research and development expenses were $1.0 million and $2.0 million for the three and six months ended September 30, 2006, respectively, compared to $808,000 and $1.7 million for the same period in fiscal 2006. The increase in research and development expenses in absolute dollars and as a percentage of revenue for the three months ended September 30, 2006 compared to the same period in fiscal 2006 was primarily due to the allocation of $19,000 of stock-based compensation expense, increase in third party consulting expenses of $82,000 and $93,000 of intra-department allocation of payroll costs due to the various research and development projects we have in process. The increase in research and development expenses in absolute dollars and as a percentage of revenue for the six months ended September 30, 2006, compared to the same period in fiscal 2006 was primarily due to $36,000 of stock-based compensation expense and $266,000 of intra-department allocation of payroll costs due to the various research and development projects we have in process. During the first half of fiscal 2007, a number of employees in the deployment services group were assigned to work on these projects. Payroll and payroll related expenses for these employees were allocated to the research and development department.

Strategic consulting segment

The strategic consulting segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

				% of Total Revenues Three
	Three Months Ended		% Change	Months Ended
(in thousands)	September 30, 2006	September 30, 2005		September 30, 2006	September 30, 2005
Total revenues	$6,284	$5,920	6%

Software products segment	829	849	(2%)	13%	14%
Strategic consulting segment	561	593	(5%)	9%	10%

Total sales and marketing	$1,390	$1,442	(4%)	22%	24%

				% of Total Revenues
	Six Months Ended		% Change	Six Months Ended
(in thousands)	September 30, 2006	September 30, 2005		September 30, 2006	September 30, 2005
Total revenues	$11,712	$11,614	1%

Software products segment	1,727	1,579	9%	15%	14%
Strategic consulting segment	1,226	1,141	7%	10%	10%

Total sales and marketing	$2,953	$2,720	9%	25%	23%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs. Also included is the allocation of $83,000 and $156,000 of stock-based compensation expense related to adoption of SFAS 123R for the three and six months ended September 30, 2006.

Total sales and marketing expense

Sales and marketing expenses were $1.4 million and $3.0 million in the three and six months ended September 30, 2006, respectively, compared to $1.4 million and $2.7 million in the same periods in fiscal 2006.

Sales and marketing expense remained relatively constant in absolute dollars in the second quarter of fiscal 2007 compared to the same period in fiscal 2006. The allocation of $83,000 of stock-based compensation expense was offset by a decrease in employment fees of $51,000 and a decrease in travel expenses of $40,000. Sales and marketing expense decreased as a percentage of revenue in the second quarter of fiscal 2007 due to higher revenue compared to second quarter of fiscal 2006.

The increase in sales and marketing expense in absolute dollars and as a percentage of revenue in the first half of fiscal 2007 was primarily the result of the allocation of $156,000 of stock-based compensation expense and an increase in payroll related expenses of $151,000 due to an increase in headcount, offset by a decrease in intra-department allocation of payroll related expenses of $146,000. The software products and strategic consulting segments both have dedicated sales and marketing resources, as well as a shared pool of sales and marketing resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment sales costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incentivize shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products segment

Sales and marketing expenses for the software products segment were $829,000 and $1.7 million in the three and six months ended September 30, 2006, respectively, compared to $849,000 and $1.6 million in the same periods in fiscal 2006. The decrease in sales and marketing expense in absolute dollars and as a percentage of revenue in the three months ended September 30, 2006 was primarily the result of a decrease in the allocation of sales and marketing expenses to the software product segment as a result of lower relative percentage of software product revenue to total revenue compared to the allocation in the same period in fiscal 2006.

The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue for the six months ended September 30, 2006 compared with the same period in fiscal 2006 was primarily due to the stock-based compensation expense described above and the allocation of payroll and payroll related expenses for two additional employees hired toward the end of the first quarter in fiscal 2006. Payroll and payroll related expenses reflect a full year of expenses for fiscal 2007 compared to fiscal 2006, which reflects only a partial year of expenses for the two additional employees.

Strategic consulting segment

Sales and marketing expenses for the strategic consulting segment were $562,000 and $1.2 million in the three and six months ended September 30, 2006, respectively, compared to $593,000 and $1.1 million in the same periods in fiscal 2006. The decrease in sales and marketing expenses in absolute dollars and as a percentage of revenue in the three months ended September 30, 2006 was primarily the result of a decrease in payroll and payroll related expenses related to the transfer of an employee to the corporate marketing department in the middle of the second quarter in fiscal 2006.

The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue for the six months ended September 30, 2006 was primarily due to the allocation of stock-based compensation expense described above and the allocation of payroll and payroll related expenses for two additional employees hired toward the end of the first quarter in fiscal 2006. Payroll and payroll related expenses reflect a full year of expense for fiscal 2007 compared to fiscal 2006, which reflects only a partial year of expenses for the two additional employees.

General and administrative

	Three Months Ended		% Change	% of Total Revenues Three Months Ended
(in thousands)	September 30, 2006	September 30, 2005		September 30, 2006	September 30, 2005
Total revenues	$6,284	$5,920	6%

Software products segment	761	873	(13%)	12%	15%
Strategic consulting segment	583	461	26%	9%	8%
Unallocated	—	1	(100%)	—	0%

Total general and administrative	$1,344	$1,335	1%	21%	23%

	Six Months Ended		% Change	% of Total Revenues Six Months Ended
(in thousands)	September 30, 2006	September 30, 2005		September 30, 2006	September 30, 2005
Total revenues	$11,712	$11,614	1%

Software products segment	1,569	1,452	8%	13%	13%
Strategic consulting segment	1,263	1,252	1%	11%	11%
Unallocated	—	1	(100%)	—	0%

Total general and administrative	$2,832	$2,705	5%	24%	23%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal, and accounting and auditing fees. Also included is the allocation of $76,000 and $151,000 of stock-based compensation expense related to adoption of SFAS 123R for the three and six months ended September 30, 2006, respectively.

Total general and administrative expense

General and administrative expenses were $1.3 million and $2.8 million in the three and six months ended September 30, 2006, respectively, compared to $1.3 million and $2.7 million in the same periods in fiscal 2006. General and administrative expenses in absolute dollars remained relatively constant in the second quarter of fiscal 2007 compared to the same period in fiscal 2006. For the three months ended September 30, 2006, general and administrative expense increased slightly due to the allocation of $76,000 of stock-based compensation and $30,000 increased in third party consulting fees, offset in part by a decrease in payroll and payroll related expenses of $71,000 and legal fees of $44,000.

For the first half of fiscal 2007, the increase in general and administrative expenses in absolute dollars and as a percentage of revenue as compared to the first half of fiscal 2006 was primarily due to the allocation of $151,000 of stock-based compensation expenses and an increase of $74,000 in employment fees, offset by a decrease in legal fees of $95,000.

Software products segment

General and administrative expenses for the software products segment were $761,000 and $1.6 million in the three and six months ended September 30, 2006, respectively, compared to $873,000 and $1.5 million in the same periods in fiscal 2006. The decrease in general and administrative expense in absolute dollars and as a percentage of revenue for the second quarter of fiscal 2007 was primarily the result of a decrease in the allocation of general and administrative costs to the software product segment as a result of lower relative percentage of software product revenue to total revenue compared to the allocation in the same period in fiscal 2006.

For the six months ended September 30, 2006, general and administrative expenses increased in absolute dollars primarily due to the allocation of stock-based compensation expense for the first half of fiscal 2007.

Strategic consulting segment

General and administrative expenses for the strategic consulting segment were $583,000 and $1.3 million in the three and six months ended September 30, 2006, respectively, compared to $461,000 and $1.3 million in the same periods in fiscal 2006. The increase in general and administrative expense in absolute dollars and as a percentage of revenue for the second quarter of fiscal 2007 compared to the same period in fiscal 2006 was primarily the result of higher allocation of expenses to the strategic consulting segment due to higher relative percentage of consulting revenue to total revenue for the three months ended September 30, 2006 compared to the same period of fiscal 2006.

General and administrative expenses in absolute dollars and as a percentage of revenue remained relatively constant for the six months ended September 30, 2006 compared to the same period of the prior year.

Provision for Income Taxes

Year over year comparison for the three and six months ended September 30, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Provision for income taxes	$(67)	$(19)	$(74)	$(40)

Provisions for income taxes were recorded for the three and six months ended September 30, 2006 and 2005. These provisions were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

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

Summarized cash, investment, working capital and cash flow information is as follows (in thousands):

	September 30, 2006	% Change	March 31, 2006
Cash, cash equivalents and short-term investments	$11,187	3%	$10,832

Working capital	$3,442	32%	$2,610

	Six Months Ended September 30
	2006	% Change	2005
Cash flows from operating activities	$933	289%	$(493)

Cash flows from investing activities	$(4,870)	(199)%	$(1,629)

Cash flows from financing activities	$(438)	(776)%	$(50)

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2006, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate notes and bonds, government securities and other debt securities with an original maturity at the time of purchase of over three months. The decrease in our cash and cash equivalents in the six months ended September 30, 2006 was primarily due to $4.9 million used in the purchase of short-term investments, $369,000 used to pay down notes payable and $146,000 used to pay for dividends. The largest use of cash from operating activities was due to a decrease in accounts payable and accrued expenses due to the timing of payments to vendors and a decrease in deferred revenue.

Cash Flows From Operating Activities. Cash flows from operating activities increased in the first six months of fiscal 2007 compared to a decrease in the first six months of fiscal 2006 primarily due to a decrease in accounts receivable from our cash collection efforts, offset by a decrease in accounts payable and accrued expenses, due to the timing of payments to vendors, and deferred revenue.

Cash Flows From Investing Activities. Cash flows from investing activities during the first six months of fiscal 2007 primarily related to purchases of short-term investments and miscellaneous asset purchases of capital equipment necessary for our ongoing operations offset by sales of short-term investments of $200,000. Cash flows from investing activities decreased during the first six months of fiscal 2006 primarily due to purchases of properties and equipment and investment in a new financial system.

Cash Flows From Financing Activities. Cash flows from financing activities in the first six months of fiscal 2007 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. Cash flows from financing activities in the first six months of fiscal 2006 were primarily a result of loan proceeds of $600,000 received in the second quarter of fiscal 2006 offset by payment of loans and payment of dividends to our preferred stockholders.

Credit Facilities. The Company has a credit facility with Silicon Valley Bank, providing for up to $3.0 million in borrowings, secured against 80% of eligible domestic accounts receivable. The borrowed balance under this credit facility was $1.0 million at September 30, 2006.

The Company had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of September 30, 2006 was $142,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of September 30, 2006, the balance on this equipment credit facility was $400,000.

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

In addition, the Company must maintain a minimum modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) of 2:1. Interest on our revolving line of credit is accrued at 0.5% above prime and is payable monthly from the date of borrowing. Interest on our term loans is accrued at 1.25% above prime and is payable monthly from the date of borrowing. Certain of our assets, excluding intellectual property, secure both facilities. We were in compliance with all financial covenants as of September 30, 2006.

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

The Series A Preferred is redeemable at any time beginning in late June 2007 upon the affirmative vote of at least 75% of the holders of Series A Preferred, at a price of $4.008 per share plus any unpaid dividends. Each share of Series A Preferred is convertible into four shares of our common stock at the election of the holder or upon the occurrence of certain other events. The holders of Series A Preferred are entitled to receive, but only out of legally available funds, quarterly cumulative dividends at the rate of 8% per year commencing in September 2002, which are payable in cash or shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), at the election of the holder. The terms of the Series B Preferred are identical to the Series A Preferred, except that the Series B Preferred is not entitled to receive the 8% dividends. In the event of any liquidation or winding up of the company, the holders of the Series A Preferred and Series B Preferred shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of the company in which our stockholders do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of our assets, shall be deemed to be a liquidation.

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

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During the second quarter of fiscal 2007, we paid $73,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of September 30, 2006.

Contractual Commitments. As of September 30, 2006, we had operating leases of our facilities that expire at various times through fiscal years 2010 and 2011. During the three and six months ended September 30, 2006, we recorded rent expense related to these arrangements of $88,000 and $180,000, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of September 30, 2006, (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Redeemable convertible preferred stock (1)	$485	$485	$—	$—	$—
Notes payable	1,542	1,300	242	—	—
Operating leases	1,962	430	923	609	—

Total commitments	$3,989	$2,215	$1,165	$609	$—

(1)	Beginning in late June 2007, the holders of the preferred stock may elect to redeem all or a portion of their shares of preferred stock or we can elect to redeem all of the outstanding preferred shares. If all of the outstanding shares of preferred stock are not redeemed, then we will continue to be obligated to pay dividends in the aggregate amount of approximately $582,000 per year. However, at any time prior to redemption, the holders of the preferred stock can elect to convert their preferred shares into common stock. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subjective. If we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million.

Short Term and Long Term Liquidity. We believe that the combination of our cash, cash equivalents and short-term investments, and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the company over the past several fiscal years, we generated positive annual operating cash flow for the first half of fiscal 2007, fiscal 2006, 2005 and 2004. There is no assurance that we can continue to maintain positive cash flow quarterly or annually. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2007.

Our long-term liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures. We may not be able to maintain our current market share, or continue to expand our business, without investing in our operations, technology, or product and service offerings. In order to do so, we may need to raise additional funds through public or private financings or other sources to fund our operations. However, our common stock is not listed on a national securities exchange, and until it is listed it will be difficult for us to make sales of our equity stock. In addition, the terms of our preferred stock may prevent us from issuing additional shares of preferred stock on terms that investors would require in order to invest in our preferred stock. The necessity of raising additional funds could require us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness. As a result, we may not be able to obtain additional funds on commercially reasonable terms, or at all. In addition, beginning in late June 2007, the holders of our preferred stock can require us to redeem all or a portion of their shares of preferred stock, and if we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $11.2 million at September 30, 2006. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At March 31, 2006, we had cash and cash equivalents totaling $10.8 million.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of September 30, 2006, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

We commenced our operations in April 1995 and incurred net losses for every fiscal year until attaining profitability in fiscal 2005. We achieved profitability in the fourth quarter of fiscal 2004 and had annual profitability through the third quarter of fiscal 2005 and 2006. As of September 30, 2006, we had an accumulated deficit of $76.0 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products, and if these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

We have a limited amount of capital resources and we may not be able to sustain or grow our business if we cannot sustain profitability or raise additional funds on a timely basis.

We believe we have adequate cash to sustain operations through the next twelve months, and we are managing the business to achieve positive cash flow utilizing existing assets. However, even if we sustain profitability, we may not be able to generate sufficient profits to grow our business. In addition, the holders of our preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or we may elect to redeem all the outstanding shares of preferred stock, beginning in late June 2007. If we were required or if we elected to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three months ended September 30, 2006 and 2005, software license revenue accounted for 50% and 47% of our total revenues, respectively. In the six months ended September 30, 2006 and 2005, software license revenue accounted for 50% and 43% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

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

We receive a substantial majority of our revenue from a limited number of customers. For the three and six months ended September 30, 2006, sales to our top two customers accounted for 33% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 50% and 46% of total revenue, respectively. For the three and six months ended September 30, 2005, sales to our top two customers accounted for 59% and 52% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 70% and 63% of total revenue, respectively. For fiscal 2006, 2005 and 2004 sales to our top two customers accounted for 42%, 45% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 52%, 62% and 50% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three and six months ended September 30, 2006 and fiscal 2006, 2005, and 2004 were approximately 36%, 36%, 24%, 22% and 29%, respectively. We have a total of 11 employees based outside the United States, who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

While we believe we currently have adequate internal control over financial reporting, we will be required in future years to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In such a case, we would assess our internal control as ineffective. Such report will also contain, subject to pending proposed SEC amendments to this requirement, a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control. PCAOB Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

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

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of September 30, 2006. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

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

Beginning in the first fiscal quarter of 2007, we adopted SFAS 123R, which requires us to recognize compensation expense in our statement of operations for the fair value of stock options granted to our employees over the related vesting periods of the stock options. The requirement to expense stock options granted to employees reduces their attractiveness as a compensation vehicle because the expense associated with these grants results in compensation charges. In addition, the expenses recorded may not accurately reflect the value of our stock options because the option pricing models commonly used under SFAS 123R were not developed for use in valuing employee stock options and are based on highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Alternative compensation arrangements that can replace stock option programs may also negatively impact profitability. Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option programs. Our employees are critical to our ability to develop and design systems that advance our productivity and technology goals, increase our sales goals and provide support to customers. Accordingly, as a result of the requirements of SFAS 123R, our profitability can be expected to be reduced compared to periods prior to adoption of the new standard.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on August 10, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the Company’s stockholders voted on the following two proposals:

(1)	Proposal to elect six (6) directors to hold office until the 2007 Annual Meeting of Stockholders, all of which were elected at the meeting:

DIRECTOR	FOR	AGAINST	ABSTAINING
Philippe O. Chambon	19,366,170	—	61,137
Douglas E. Kelly	19,401,290	—	26,017
Dean O. Morton	19,395,571	—	31,736
Shawn M. O’Connor	19,397,690	—	29,617
Arthur H. Reidel	19,305,375	—	121,932
Howard B. Rosen	19,399,190	—	28,117

(2)	Proposal to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2007.

FOR	AGAINST	ABSTAINING
23,372,617	9,002	8,234

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

Date: November 10, 2006

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