Form 10-Q
period 2006-12-31
PHARSIGHT CORP
filed 2007-02-12
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of February 5th, 2007: 19,731,794

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pharsight Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2006	March 31, 2006*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,947	$10,832
Short-term investments	6,084	—
Accounts receivable, net of allowance for doubtful accounts of $20 at December 31, 2006 and March 31, 2006	3,976	4,585
Prepaids and other current assets	687	298

Total current assets	17,694	15,715
Property and equipment, net	1,777	2,025
Other assets	45	46

Total assets	$19,516	$17,786

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$494	$794
Accrued expenses	650	1,035
Accrued compensation	2,515	2,152
Deferred revenue	8,523	7,605
Current portion of notes payable	1,300	1,519

Total current liabilities	13,482	13,105

Deferred revenue, long term portion	—	54
Notes payable, less current portion	167	392
Other long term liabilities	198	253

Redeemable convertible preferred stock, $0.001 par value
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at December 31, 2006 and March 31, 2006
Issued and outstanding shares—1,977,937 at December 31, 2006 and 1,923,511 at March 31, 2006, (1,814,662 designated as Series A at December 31, 2006 and March 31, 2006 and 163,275 and 108,849 designated as Series B at December 31, 2006 and March 31, 2006, respectively)—Aggregate redemption and liquidation value—$7,928	6,988	6,641

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at December 31, 2006 and March 31, 2006
Issued and outstanding shares—none at December 31, 2006 and March 31, 2006
Common stock, $0.001 par value:
Authorized shares—120,000,000 at December 31, 2006 and March 31, 2006 issued and outstanding shares—19,714,142 and 19,594,684 at December 31, 2006 and March 31, 2006, respectively	20	19
Additional paid-in capital	73, 944	73,790
Accumulated other comprehensive loss	(62)	(13)
Accumulated deficit	(75,221)	(76,455)

Total stockholders’ deficit	(1,319)	(2,659)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$19,516	$17,786

*	Amounts as of March 31, 2006 are derived from the March 31, 2006 audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
License	$1,237	$1,672	$3,977	$3,793
Renewal	1,444	1,258	4,084	3,639
Maintenance	249	272	724	768
Services	3,191	2,555	9,048	9,171

Total revenues	6,121	5,757	17,833	17,371

Costs of revenues
License, renewal and maintenance	69	63	179	221
Services	1,802	1,766	5,265	5,549

Total cost of revenues (1)	1,871	1,829	5,444	5,770

Gross profit	4,250	3,928	12,389	11,601
Operating expenses:
Research and development (1)	1,066	878	3,040	2,558
Sales and marketing (1)	1,628	1,496	4,581	4,216
General and administrative (1)	1,139	1,262	3,971	3,967

Total operating expenses	3,833	3,636	11,592	10,741

Income from operations	417	292	797	860
Other income (expense):
Interest income	149	64	445	160
Interest expense	(34)	(46)	(111)	(124)
Other expense, net	(17)	(11)	(67)	(40)

Total other income (expense)	98	7	267	(4)

Income before income taxes	515	299	1,064	856
Provision for income taxes	(12)	(25)	(86)	(65)

Net income	503	274	978	791
Preferred stock dividends	(203)	(190)	(566)	(549)

Net income attributable to common stockholders	$300	$84	$412	$242

Net income per share attributable to common stockholders:
Basic	$0.02	$0.00	$0.02	$0.01

Diluted	$0.01	$0.00	$0.02	$0.01

Shares used to compute net income per share attributable to common stockholders:
Basic	19,785	19,445	19,714	19,393

Diluted	21,765	21,967	21,553	22,120

(1) Allocation of stock-based compensation expenses:
Cost of revenues	$39	$—	$121	$—
Research and development	19	—	55	—
Sales and marketing	80	—	236	—
General and administrative	57	—	208	—

Total	$195	$—	$620	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$978	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	565	377
Stock-based compensation expense	620	—
Changes in operating assets and liabilities:
Accounts receivable, net	609	(321)
Prepaids and other current assets	(388)	368
Accounts payable	(300)	(430)
Accrued expenses	(184)	623
Accrued compensation	363	168
Deferred revenue	864	69

Net cash provided by operating activities	3,127	1,645

Cash Flows From Investing Activities:
Purchases of property and equipment	(317)	(1,856)
Purchases of short-term investments	(7,084)	—
Sales of short-term investments	1,000	—

Net cash used in investing activities	(6,401)	(1,856)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	—	600
Principal payments on notes payable	(444)	(781)
Proceeds from the sale of common stock	99	62
Dividends paid in cash to preferred stockholders	(219)	(291)

Net cash used in financing activities	(564)	(410)

Effect of exchange rate changes on cash and cash equivalents	(47)	16

Net decrease in cash and cash equivalents	(3,885)	(605)
Cash and cash equivalents at the beginning of the period	10,832	10,579

Cash and cash equivalents at the end of the period	$6,947	$9,974

Supplemental disclosures of non cash activities:
Issuance of dividend to preferred stockholders in form of stock	$347	$258

Accrued preferred stock dividend at the end of the quarter	$48	$48

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Notes To Condensed Consolidated Financial Statements

1. Organization And Summary Of Significant Accounting Policies

Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software and meta data for drug modeling, and provides strategic and other consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, and for the storage, management, and regulatory reporting of derived data and models in data repositories. Both the Company’s software products and its services leverage expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Pharsight Corporation was incorporated in California in April 1995 and reincorporated in Delaware in June 2000.

Pharsight operates in two operating segments, which are also its reportable segments: Software Products and Strategic Consulting. These segments were determined based on how management and the Company’s Chief Operating Decision Maker, (“CODM”), who is the Company’s Chief Executive Officer, view and evaluate the business.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2007, or any other period.

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

Revenue Recognition

Our revenues are derived from three primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS), (2) services related to scientific and training consulting and software deployment, and (3) strategic consulting services.

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

Software Product Segment

We enter into arrangements for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell this PCS separately. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

We enter into arrangements consisting of perpetual or term-based licenses and PCS. We do not have vendor specific objective evidence to allocate the fee to the separate elements. We recognize revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product is delivered. For financial statement presentation purposes, revenues from arrangements that include perpetual licenses are allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses.

We enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS. For financial statement presentation purposes, revenues from arrangements that include perpetual and term-based licenses are allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues are recorded as services revenue in the statement of operations.

We enter into arrangements consisting of optional scientific consulting services. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement and are sold separately. We recognize fees from optional scientific consulting services (equal to the amounts set forth in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

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

Strategic Consulting Segment

We enter into arrangements for strategic consulting contracts, which do not fall under the scope of SOP 97-2. Arrangements for consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method—as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

The majority of our Pharsight Knowledgebase Server (“PKS”) software arrangements include software deployment services. We defer revenue for software deployment services, along with the associated license revenue, until the services are completed. If there is significant uncertainty about the project completion or receipt of payment for the professional services, we defer revenue until the uncertainty is sufficiently resolved.

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

The principal components of deferred revenue were as follows (in thousands):

	December 31, 2006	March 31, 2006
License	$3,229	$3,078
Renewal	3,257	3,473
Training	43	4
Maintenance	915	557
Services	1,079	547

Total deferred revenue	$8,523	$7,659

Short term deferred revenue	$8,523	$7,605
Long term deferred revenue	—	54

Total deferred revenue	$8,523	$7,659

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$503	$274	$978	$791
Preferred stock dividend	(203)	(190)	(566)	(549)

Net income attributable to common stockholders for basic computation	$300	$84	$412	$242

Weighted average common shares outstanding	19,785	19,445	19,714	19,393
Dilutive effect of:
Stock options and stock-based awards and as-if converted preferred stock in the periods ended	1,980	2,522	1,839	2,727

Dilutive weighted-average common shares outstanding	21,765	21,967	21,553	22,120

Net income per share attributable to common stockholders
Basic	$0.02	$0.00	$0.02	$0.01

Diluted	$0.01	$0.00	$0.02	$0.01

All potential common shares including preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share in the three and nine-month period ended December 31, 2006 as the effect of including such shares would be antidilutive.

The number of potential common stock shares excluded from the calculation of earnings per share attributable to common stockholders in the nine-month period ending December 31, 2006 and, 2005 due to antidilution is detailed in the following table (in thousands):

	December 31,
	2006	2005
Outstanding options	3,903	2,881
Warrants	613	123
Redeemable convertible preferred stock	7,863	7,621

	12,379	10,625

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

We generally recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share for the three and nine months ended December 31, 2005 as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R ”) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and nine months ended December 31, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

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

The table below presents net income and basic and diluted net income per share as if compensation cost for the Company’s stock option plans had been determined based on the estimated fair value of awards under those plans on the grant date in accordance with SFAS 123 (in thousands, except per share amounts):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005
Net income attributable to common stockholders, as reported	$84	$242
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(255)	(721)

Pro forma net income (loss) attributable to common stockholders	$(171)	$(479)

Basic net income (loss) per share attributable to common stockholders
As reported	$0.00	$0.01

Pro forma	$(0.01)	$(0.02)

Diluted net income (loss) per share attributable to common stockholders
As reported	$0.00	$0.01

Pro forma	$(0.01)	$(0.02)

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP				Options
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Expected life (years)	0.50	0.50	0.49	0.49	2.71	2.51	2.69	3.18
Expected stock price volatility	47.5%	83.9%	59.3%	87.4%	96.8%	196.6%	121.2%	203%
Risk-free interest rate	5.09%	4.37%	5.08%	3.88%	4.74%	4.37%	5.03%	3.77%

Stock Options

The following is a summary of stock option activity during the three months ended December 31, 2006:

	Numbers of Options Outstanding (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of 12/31/06 (in thousands)
Balance at September 30, 2006	5,270	$1.28	7.65	$1,829
Options granted	55	1.40
Options exercised	(31)	0.75
Options canceled	(46)	1.69

Balance at December 31, 2006	5,248	$1.28	7.43	$1,809

Options vested and expected to vest at December 31, 2006	4,714	$1.27	7.25	$1,793

Options exercisable at December 31, 2006	2,898	$1.21	6.27	$1,653

The weighted average remaining amortization period was 1.32 years as of December 31, 2006. The Company had 2,898,000 exercisable options and the unamortized stock compensation was $1.7 million as of December 31, 2006. Cash received from exercise of stock option for the three and nine months ended December 31, 2006 were $23,000 and $84,000, respectively. No income tax benefit was realized from stock option exercised during the three and nine months ended December 31, 2006.

The weight average fair value per share of options granted during the three and nine months ended December 31, 2006 were $0.88 and $0.98, respectively.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Pharsight’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of unrealized foreign exchange gains or losses and unrealized gains or losses on available-for-sale investments. Comprehensive losses for three and nine months ended December 31, 2006 were $30,000 and $49,000, respectively. The accumulated comprehensive loss at December 31, 2006 and March 31, 2006 was $62,000 and $13,000 respectively.

Concentrations of Credit Risk

The Company receives a substantial majority of its revenue from a limited number of customers. For the three and nine months ended December 31, 2006, sales to the Company’s top two customers accounted for 35% and 29% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 49% and 46% of total revenue, respectively. For the three and nine months ended December 31, 2005, sales to the Company’s top two customers accounted for 33% and 34% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 57% and 49% of total revenue, respectively. One customer accounted for 21% and 18% of total revenue for the three month and nine months ended December 31, 2006, respectively, compared to 23% and 19% of total revenue, respectively, for the same period in fiscal 2006. Another customer accounted for 14% and 11% of total revenues for the three and nine months ended December 31, 2006 respectively, compared to 10% and 15% of total revenue, respectively, for the same periods in fiscal 2006.

Three customers comprised 41% of accounts receivable at December 31, 2006. Three customers comprised 47% of accounts receivable at March 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Specifically, SAB 108 articulates the SEC’s position that registrants should quantify the effects of prior period errors using both a balance sheet approach (“iron curtain method”) and an income statement approach (“rollover method”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108.

The Company evaluated the impact of the adoption of SAB 108 and recorded a cumulative effect adjustment of $256,000 related to the accounting for accrued expenses. The company was overaccrued on recurring professional services fees included in general and administrative expenses. The error arose as a result of accrual of such services ratably over the year rather than as the service was rendered. Under the rollover method of evaluating misstatements, the effect of the methodology used by the company did not result in a material misstatement of the financial statements.

The Company evaluated the impact of correcting all misstatements, including both carryover and reversing effects of prior years misstatements on the current year financial statements. The Company determined that the effect of the errors on all prior financial statement filings were immaterial, but would be considered material to the financial statements under the methodology prescribed by SAB 108. Therefore, the Company recorded a cumulative effect adjustment to the applicable carrying values of liabilities for these previous errors as of April 1, 2006, with an offsetting adjustment to retained earnings. The amount recorded was a debit of $256,000 to accrued expenses with the offsetting credit of $256,000 to retained earnings. The error was discovered during the three months ended December 2006 and the adjustment was recorded at that time. The understatement of expense was not considered material for any other reported period and those results were therefore not restated.

The table below represents the restated Statement of Equity as a result of the adjustment made related to the adoption of SAB 108:

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2006	1,923	$6,641	19,595	$19	$73,790	$(13)	$(76,455)	$(2,659)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	212	1	100	—	—	101

Issuance of Series B redeemable convertible preferred stock	54	347	—	—	(347)	—	—	(347)

Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(219)	—	—	(219)
Comprehensive income:

Stock-based compensation expense	—	—	—	—	620	—	—	620

Unrealized loss on foreign currency exchange	—	—	—	—	—	(49)	—	(49)
Cumulative effect of accounting change to adopt SAB 108	—	—	—	—	—	—	256	256
Net income	—	—	—	—	—	—	978	978
Total comprehensive income								1,185

Balance at December 31, 2006	1,977	$6,988	19,807	$20	$73,944	$(62)	$(75,221)	$(1,319)

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company will adopt FIN 48 in the first quarter of fiscal 2008 and currently does not expect that the adoption of FIN 48 will have material effect on its consolidated results of operations and financial condition.

2. Notes Payable

The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $3.0 million in borrowings, secured against 80% of eligible accounts receivable. If the Company’s modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) is equal to 2.5:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 2.5:1, all or a portion of the foreign accounts may be excluded from eligible account receivables. The borrowed balance under this credit facility was $1.0 million at December 31, 2006.

The Company had a secured term loan with Silicon Valley Bank, payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 term loan is payable over 36 months. The balance outstanding on this term loan as of December 31, 2006 was $117,000. In addition, the Company secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of December 31, 2006, the borrowed balance on this equipment credit facility was $350,000.

On January 2, 2007, the Company and the Bank entered into the Sixth Amendment (the “Loan Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Loan Amendment amends in part Section 2.4 of the Loan and Security Agreement to lower the interest rate payable at a per annum rate of 0.375% above the prime rate on the advances, term 2 loan and equipment advances and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 24, 2008. In addition, the Loan Amendment amends in part Section 6.7 of the Loan and Security Agreement by deleting section 6.7(iii), “Tangible Net Worth” in its entirety. Furthermore, the Loan Amendment also provides for additional representation and warranties by the Company.

The Company must maintain a minimum modified quick ratio of 2:1. Certain of the Company’s assets, excluding intellectual property, secure both facilities. The Company was in compliance with all financial covenants as of December 31, 2006.

3. Redeemable Convertible Preferred Stock

Series B Redeemable Convertible Preferred Stock

The holders of our Series A redeemable convertible preferred stock (the “Series A Preferred”) are entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, we have excluded the Series B Preferred from stockholders’ equity in our financial statements. (Please refer to the discussion of the Preferred Stock Financing in Note 7 – Preferred Stock, in the Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended March 31, 2006, filed with SEC on June 26, 2006.) During the three and nine months ended December 31, 2006, we paid cash dividends of $73,000 and $219,000 to our Series A Preferred stockholders and issued dividends of 18,142 and 54,426 shares of Series B Preferred Stock to Series A Preferred stockholders with estimated fair values of $130,000 and $347,000, respectively.

Beginning on June 26, 2007, the holders of the preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or the Company may elect to redeem all of the outstanding shares of preferred stock. If the holders do not elect to have their shares of preferred stock redeemed, or we do not elect to redeem the preferred stock, then we are obligated to continue to pay dividends in the aggregate amount of approximately $582,000 per year. However, the terms of the preferred stock provide that the preferred stock will automatically convert to common stock in the event of a public offering meeting certain minimum conditions or that the holders of the preferred stock may convert their preferred shares into common stock, and our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes is beyond our control until June 26, 2007, at which time the Company can force redemption of the preferred stock. The probability of any of these outcomes is highly subjective. If we were required or if we elected to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million.

The following table depicts activities for Series B Preferred Stock for the two years ended March 31, 2006 and the quarter ended December 31, 2006:

Number of shares of Series B
Balance at March 31, 2004	36,281
Preferred Series B issued June 1, 2004	18,142

Balance at March 31, 2005	54,423
Preferred Series B issued September 1, 2005	18,142
Preferred Series B issued December 1, 2005	18,142
Preferred Series B issued March 1, 2006	18,142

Balance at March 31, 2006	108,849
Preferred Series B issued June 1, 2006	18,142
Preferred Series B issued September 1, 2006	18,142
Preferred Series B issued December 1, 2006	18,142

Balance at December 31, 2006	163,275

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

The following table depicts the estimated fair value of Series B Preferred Stock issued in each quarterly period beginning in the quarter ended March 31, 2004:

Date of Stock Issued	Numbers of Shares of Series B	Price per Share	Total Estimated Fair Value
March 31, 2004	36,281	$6.00	$217,686
June 1, 2004	18,142	5.61	101,777
September 1, 2005	18,142	7.80	141,508
December 1, 2005	18,142	6.47	117,379
March 1, 2006	18,142	6.38	115,746
June 1, 2006	18,142	6.12	111,029
September 1, 2006	18,142	5.87	106,494
December 1, 2006	18,142	7.20	130,622

	163,275		$1,042,241

4. Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

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

The Company operates in two operating segments, which are also its reportable segments: Software Products and Strategic Consulting. These segments were determined based on how management and its CODM view and evaluate Pharsight’s business.

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

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended December 31,
	2006				2005
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License, renewal and maintenance	$2,930	$—	$—	$2,930	$3,202	$—	$—	$3,202
Services	323	2,868	—	3,191	868	1,687	—	2,555

Total revenues	3,253	2,868	—	6,121	4,070	1,687	—	5,757
Gross profit	2,991	1,259	—	4,250	3,593	335	—	3,928
Income (loss) from operations	404	13	—	417	894	(599)	(3)	292

	Nine Months Ended December 31,
	2006				2005
	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting	Corporate & Reconciling Amounts	Total
Revenues:
License, renewal and maintenance	$8,785	$—	$—	$8,785	$8,200	$—	$—	$8,200
Services	1,067	7,981	—	9,048	2,365	6,806	—	9,171

Total revenues	9,852	7,981	—	17,833	10,565	6,806	—	17,371
Gross profit	8,994	3,395	—	12,389	9,029	2,572	—	11,601
Income (loss) from operations	1,137	(340)	—	797	1,619	(755)	(4)	860

Corporate and reconciling amounts include adjustments to present operating income in accordance with GAAP and corporate level expenses not specifically attributed to a segment. There were $3,000 and $4,000 in reconciling items to income from operations in the three and nine months ended December 31, 2005. There were no inter-segment revenues for the periods shown above.

The below table summarized the allocation of stock-based compensation expenses on the Company’s reportable segments:

	Three Months Ending December 31,		Nine Months Ending December 31,
	2006	2005	2006	2005
Software Products	$98	$—	$332	$—
Strategic Consulting	97	—	288	—

Total	$195	$—	$620	$—

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of December 31, 2006 and March 31, 2006.

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

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight's proprietary software products include Trial Simulator™ for clinical trial simulation and computer-aided trial design; WinNonlin® and WinNonMix® for the statistical analysis and mathematical modeling of PK/PD data; IVIVC Toolkit™ for WinNonlin® for the development of in vivo-in vitro correlations and the management of related datasets and workflow; WinNonlin® Validation Suite™ for streamlined on-site validation of WinNonlin; Pharsight Knowledgebase Server™ (PKS™), PKS Reporter™ and PK Automation™ for the storage, management, analysis, and regulatory reporting of derived data and models in data repositories; PKS™ Validation Suite™ for streamlined on-site validation of PKS; and Drug Model Explorer® for dynamic visualization and communication of model-based product profiles. Both our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making.

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

We believe the use of our software and methodology is reaching the mainstream of the drug development process, as evidenced by the FDA’s call for modeling discussions in Phase IIa meetings with sponsors, the use of modeling and simulation by the FDA to support decisions on program designs or labeling in 25% of recent new drug application reviews, and the establishment of modeling and simulation groups in most of the top pharmaceutical and biotechnology companies. Although our methodology does not displace the use of human trials in drug development, we believe our software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in the number of contracts with our customers, and the increase in our average contract values over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. We believe that these trends, in addition to increasing regulatory requirements from the FDA and the FDA’s emphasis on modeling and simulation found in the Critical Path Initiative and in our Cooperative Research and Development Agreement (CRADA) with the FDA announced in June 2006, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

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

Financial Highlights for Fiscal Third Quarter 2007

•

Our revenue for the third quarter of fiscal 2007 was $6.1 million, an increase of 6% compared with revenue of $5.8 million in the third quarter of fiscal 2006. Revenue for the first nine months of fiscal 2007 was $17.8 million an increase of 3% compared with revenue of $17.4 million the same period in fiscal 2006.

•

Our gross margin in the third quarter of fiscal 2007 was 69% compared with a gross margin of 68% for the third quarter of fiscal 2006. Gross margin for the first nine months of fiscal 2007 improved to 69% compared with a gross margin of 67% for the first nine months of fiscal 2006.

•	Net income for the third quarter grew 84% year-over-year. Net income for the first nine months grew 24% year-over-year.

•	We achieved operating cash flow of $3.1 million for the nine months ended December 31, 2006 compared with $1.6 million for the same period in fiscal 2006.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005 and 2006. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of approximately $75.2 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005 and 2006. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. In addition, beginning on June 26, 2007, the holders of our preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or we may elect to redeem all the outstanding shares of preferred stock. If we were required or if we elected to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million. As a result, we may need to raise additional funds or secure additional credit facilities through public or private financings or other sources. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

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

We generate a significant portion of our revenue from a limited number of clients. Although we have been diversifying our customer base, a significant portion of our revenue may continue to depend on sales to a small number of clients. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may reduce the number of our existing and potential clients. The loss of one of our large clients would hurt our business and prevent us from achieving or sustaining profitability.

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

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks, more and more time-consuming safety and efficacy testing requirements in drug development, and patent expiries on significant portions of their marketed drugs. Our clients may, as a result, experience reductions in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policies that currently affect our financial condition and results of operations are revenue recognition and allowance for doubtful accounts, which impact revenue and operating expenses. We believe that this accounting policy is critical to fully understand and evaluate our reported financial results.

Revenue Recognition

Our revenues are derived from three primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS), (2) services related to scientific and training consulting and software deployment, and (3) strategic consulting services.

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

Software Product Segment

We enter into arrangements for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence to allocate the fee to the separate elements, as we do not sell this PCS separately. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

We enter into arrangements consisting of perpetual or term-based licenses and PCS. We do not have vendor specific objective evidence to allocate the fee to the separate elements. We recognize revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product is delivered. For financial statement presentation purposes, revenues from arrangements that include perpetual licenses are allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses.

We enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have vendor specific objective evidence for PCS. For financial statement presentation purposes, revenues from arrangements that include perpetual and term-based licenses are allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues are recorded as services revenue in the statement of operations.

We enter into arrangements consisting of optional scientific consulting services. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement and are sold separately. We recognize fees from optional scientific consulting services (equal to the amounts set forth in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

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

Strategic Consulting Segment

We enter into arrangements for strategic consulting contracts, which do not fall under the scope of SOP 97-2. Arrangements for consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

The majority of our Pharsight Knowledgebase Server (“PKS”) software arrangements include software deployment services. We defer revenue for software deployment services, along with the associated license revenue, until the services are completed. If there is significant uncertainty about the project completion or receipt of payment for the professional services, we defer revenue until the uncertainty is sufficiently resolved.

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

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and nine months ended December 31, 2006 included: (i) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and (ii) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. We elected to calculate our compensation expenses by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

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

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Total Revenues
License, renewal and maintenance	$2,930	$3,202	(8)%	48%	56%
Services	3,191	2,555	25%	52%	44%

Total revenues:	$6,121	$5,757	6%	100%	100%

Software products segment revenues
License, renewal and maintenance	$2,930	$3,202	(8)%	48%	56%
Services	323	868	(63)%	5%	15%

Total software products segment revenues:	$3,253	$4,070	(20)%	53%	71%

Strategic consulting segment revenues:	$2,868	$1,687	70%	47%	29%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Total Revenues
License, renewal and maintenance	$8,785	$8,200	7%	49%	47%
Services	9,048	9,171	(1)%	51%	53%

Total revenues:	$17,833	$17,371	3%	100%	100%

Software products segment revenues
License, renewal and maintenance	$8,785	$8,200	7%	49%	47%
Services	1,067	2,365	(55)%	6%	14%

Total software products segment revenues:	$9,852	$10,565	(7)%	55%	61%

Strategic consulting segment revenues:	$7,981	$6,806	17%	45%	39%

Comparison of Three and Nine Months Ended December 31, 2006 and 2005

Total revenues

Revenue for the three months ended December 31, 2006 increased approximately 6% to $6.1 million, compared to $5.8 million in the same period in fiscal 2006. The increase was primarily attributable to a 70% increase in strategic consulting services revenue, offset by a 20% decrease in our software product segment.

Revenue for the nine months ended December 31, 2006 increased approximately 3% to $17.8 million, compared to $17.4 million in the same period in fiscal 2006. This increase was primarily attributable to an increase of 17% in strategic consulting services revenue.

Software products segment revenues

License, renewal and maintenance revenues: For the three months ended December 31, 2006, desktop software products revenues remained constant at $2.0 million compared with the same period in fiscal 2006. For the nine months ended December 31, 2006, desktop software product revenue increased by 18% to $6.0 million, compared to $5.1 million in the same period in fiscal 2006. The increase is primarily attributable to the introduction of two new products, WNL and PKS Validation Suites, in the third quarter of fiscal 2006. Revenues from sales of these two new products for the three and nine months ended December 31, 2006 were $143,000 and $405,000, respectively.

PKS software products revenues increased to $697,000 and $2.2 million for the three and nine months ended December 31, 2006, respectively, from $527,000 and $1.5 million in the same periods in fiscal 2006. The increase in revenue for the three and nine months ended December 31, 2006 is mainly attributable to installation of new PKS projects and additional licenses purchased by an existing customer. Revenues from the completion of new projects and from sales of additional licenses for the three and nine months ended December 31, 2006 were $248,000 and $731,000, respectively.

DMX software revenues decreased to $193,000 and $599,000 in the three and nine months ended December 31, 2006, respectively, from $682,000 and $1.6 million in the same periods in fiscal 2006. The decrease in revenue for the three and nine months ended December 31, 2006 is mainly due to complete recognition of a $1 million DMX project in fiscal 2006.

Services revenues. Software services revenues decreased to $323,000 and $1.1 million in the three and nine months ended December 31, 2006, respectively, from $868,000 and $2.4 million in the same periods in fiscal 2006. The decreases in software services revenue in the three and nine months ended December 31, 2006 were due to completion of smaller PKS deployment and automation contracts, compared with the same period in fiscal 2006 when large PKS projects were completed totaling $602,000 and $1.5 million, respectively.

Strategic consulting segment revenues

Strategic consulting segment revenues increased to $2.9 million and $8.0 million in the three and nine months ended December 31, 2006, respectively, from $1.7 million and $6.8 million in the same periods in fiscal 2006. The increase in strategic consulting revenue for the three and nine months ended December 31, 2006 compared to the same periods in the prior year is primarily due to increases in spending on consulting services by our top two customers. Revenues from our top two customers, Pfizer and Eli Lilly, increased by 92% during the third quarter of fiscal 2007, compared to the same period in fiscal 2006. The increase in strategic consulting revenue for the nine months ended December 31, 2006 compared with the same period in the prior year is also due to increase in revenue from customers other than our top two customers and revenue from new customers engaged throughout fiscal 2007. Revenue from these new customers for the first nine months of fiscal 2007 was $851,000.

Cost of revenues and operating expenses

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Cost of Revenues
License and renewal	$69	$63	10%	1%	1%
Services	1,802	1,766	2%	29%	31%

Total cost of revenues:	$1,871	$1,829	2%	30%	32%

Cost of software products segments revenues
License and renewal	$69	$63	10%	1%	1%
Services	193	414	(53)%	3%	7%

Total software products segment	$262	$477	(45)%	4%	8%

Cost of strategic consulting segment revenues	$1,609	$1,352	19%	26%	23%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Cost of Revenues
License, renewal and maintenance	$179	$221	(19)%	1%	1%
Services	5,265	5,549	(5)%	30%	32%

Total cost of revenues:	$5,444	$5,770	(6)%	31%	33%

Cost of software products segments revenues
License, renewal and maintenance	$179	$221	(19)%	1%	1%
Services	679	1,315	(48)%	4%	8%

Total software products segment	$858	$1,536	(44)%	5%	9%

Cost of strategic consulting segment revenues	$4,586	$4,234	8%	26%	24%

Cost of revenues

Total cost of revenues

Total cost of revenues was $1.9 million and $5.4 million for the three and nine months ended December 31, 2006, respectively, compared to $1.8 million and $5.8 million in the same periods in fiscal 2006. Cost of revenue is comprised mainly of payroll and payroll related expenses, royalty expenses and shipping cost. Also included in cost of revenues is $39,000 and $121,000 of stock-based compensation expense related to the adoption of SFAS 123R in the three and nine months ended December 31, 2006, respectively. The increase in total cost of revenues for the three months ended December 31, 2006 was primarily due to the $39,000 of stock-based compensation expense related to the adoption of SFAS 123R. The decrease in total cost of revenues for the nine months ended December 31, 2006 was primarily due to the timing of recognition of expenses related to deferred costs associated with PKS contracts. In fiscal 2006, we recognized $563,000 in deferred costs associated with the completion of several large PKS projects, whereas in fiscal 2007 we recognized $137,000 in deferred costs due to completion of smaller PKS deployment contracts.

Software products segment

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of payroll and payroll related expense for technical support personnel, royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided in our annual license agreements. Cost of license and renewal revenues was $69,000 and $179,000 for the three and nine months ended December 31, 2006, respectively, compared to $63,000 and $221,000 in the same period in fiscal 2006. The increase in cost of license, renewal and maintenance revenues in the three months ended December 31, 2006 is primarily due to increased in royalty expense for third-party software. The decrease in cost of license, renewal and maintenance revenues in the nine months ended December 31, 2006 is primarily due to decreases in royalty expenses in the first half of fiscal 2007 and the timing of our purchase of disks and manuals.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group. Cost of services revenue was $193,000 and $679,000 for the three and nine months ended December 31, 2006, respectively, compared to $414,000 and $1.3 million in the same period in fiscal 2006. Cost of services revenues decreased in absolute dollars and as a percentage of total revenue in the three and nine months ended December 31, 2006 as compared with the same period in fiscal 2006. The decrease was due to the timing of recognition of expenses related to deferred costs associated with PKS contracts. In fiscal 2006, we recognized $563,000 in deferred costs associated with the completion of several large PKS projects, whereas in fiscal 2007, we recognized $138,000 in deferred costs due to the completion of smaller PKS deployment contracts.

Strategic consulting segment

Cost of services for our strategic consulting segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our strategic consulting segment was $1.6 million and $4.6 million for the three and nine months ended December 31, 2006, respectively, compared to $1.4 million and $4.2 million in the same periods in fiscal 2006. The increase in cost of services for our strategic consulting segment for the three and nine months ended December 31, 2006 was due to increase in payroll and payroll related costs of $194,000 and $244,000, and stock-based compensation expenses related to the adoption of SFAS 123R of $35,000 and $108,000, respectively.

Operating expenses

Research and development

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Software products segment	$1,066	$878	21%	17%	15%
Strategic consulting segment	—	—	—	—	—

Total research and development	$1,066	$878	21%	17%	15%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Software products segment	$3,040	$2,558	19%	17%	15%
Strategic consulting segment	—	—	—	—	—

Total research and development	$3,040	$2,558	19%	17%	15%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses. Also included is $19,000 and $55,000 of stock-based compensation expense related to the adoption of SFAS 123R in the three and nine months ended December 31, 2006.

Software products segment

Research and development expenses were $1.1 million and $3.0 million for the three and nine months ended December 31, 2006, respectively, compared to $878,000 and $2.6 million for the same periods in fiscal 2006. The increase in research and development expenses in absolute dollars and as a percentage of total revenue for the three months ended December 31, 2006 compared to the same periods in fiscal 2006 was due to an increase in third party consulting expense of $150,000, the allocation of stock-based compensation expense of $19,000 and allocation of payroll and payroll related expenses of $11,000 from employees who were assigned to work on development projects from the deployment department. The increase for the nine months ended December 31, 2006 was due to an increase in third party consulting expenses, and the allocation of payroll and payroll related expenses from employees who were assigned to work on development projects from other departments.

Strategic consulting segment

The strategic consulting segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and marketing

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Software products segment	$904	$953	(5)%	15%	17%
Strategic consulting segment	724	543	33%	12%	9%

Total sales and marketing	$1,628	$1,496	9%	27%	26%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Software products segment	$2,631	$2,532	4%	15%	15%
Strategic consulting segment	1,950	1,684	16%	11%	10%

Total sales and marketing	$4,581	$4,216	9%	26%	25%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs. Also included is $80,000 and $236,000 of stock-based compensation expense related to the adoption of SFAS 123R for the three and nine months ended December 31, 2006, respectively.

Total sales and marketing expense

Sales and marketing expenses were $1.6 million and $4.6 million in the three and nine months ended December 31, 2006, respectively, compared to $1.5 million and $4.2 million in the same periods in fiscal 2006. The increase in sales and marketing expense in absolute dollars and as a percentage of revenue in the third quarter of fiscal 2007 was due to $80,000 of stock-based compensation related to the adoption of SFAS 123R.

The increase in sales and marketing expense for the nine month ended December 31, 2006 was primarily due to increase of $284,000 in payroll and payroll related expenses due to the hiring of new executives near the end of first quarter of fiscal 2006. Payroll and payroll expenses for the first nine months of fiscal 2007 reflect the full year of expenses for the new executives, while in fiscal 2006, only partial year expenses were reflected. In addition, the increase in sales and marketing expenses for the nine months was affected by the increase in stock-based compensation expense of $236,000, offset by a decrease in employment fees of $143,000.

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

Software products segment

Sales and marketing expenses for the software products segment were $904,000 and $2.6 million in the three and nine months ended December 31, 2006, respectively, compared to $953,000 and $2.5 million in the same periods in fiscal 2006. The decrease in absolute dollars and as a percentage of revenue in the three months ended December 31, 2006 was primarily due to a decrease in the allocation of sales and marketing expenses to the software product segment as a result of lower relative percentage of software product revenue to total revenue compared to the allocation in the same period in fiscal 2006. The increase in sales and marketing expense in absolute dollars for the nine months ended December 31, 2006 was primarily due to allocation of the increase in payroll and payroll related costs associated with the hiring of new executives and the allocation of stock-based compensation expenses related to the adoption of SFAS 123R in fiscal 2007.

Strategic consulting segment

Sales and marketing expenses for the strategic consulting segment were $724,000 and $2.0 million in the three and nine months ended December 31, 2006, respectively, compared to $542,000 and $1.7 million in the same periods in fiscal 2006. The increase in absolute dollars and as a percentage of revenue for three months ended December 31, 2006 was primarily due to a increase in the allocation of sales and marketing to the strategic consulting segment as a result of higher relative percentage of strategic consulting revenue to total revenue compared to the allocation in the same period in fiscal 2006. The increase in sales and marketing expense in absolute dollars for the nine months ended December 31, 2006 was primarily due to allocation of the increase in payroll and payroll related costs associated with the hiring of new executives and the allocation of stock-based compensation expenses related to the adoption of SFAS 123R in fiscal 2007.

General and administrative

				Percentage of Total Revenues
	Three Months Ended December 31,		Percentage of Dollar Change Year Over Year	Three Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Software products segment	$612	$867	(29)%	10%	15%
Strategic consulting segment	527	392	34%	9%	7%
Unallocated G&A	—	3	(100)%	0%	0%

Total general and administrative	$1,139	$1,262	(10)%	19%	22%

				Percentage of Total Revenues
	Nine Months Ended December 31,		Percentage of Dollar Change Year Over Year	Nine Months Ended December 31,
(In thousands, except percentages)	2006	2005		2006	2005
Software products segment	$2,181	$2,319	(6)%	12%	13%
Strategic consulting segment	1,790	1,642	9%	10%	9%
Unallocated G&A	—	4	(100)%	0%	0%

Total general and administrative	$3,971	$3,965	—%	22%	22%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting and auditing fees. Also included is $57,000 and $208,000 of stock-based compensation expense related to the adoption of SFAS 123R for the three and nine months ended December 31, 2006, respectively. In addition, the Company evaluated the impact of the adoption of SAB 108 and recorded a cumulative effect adjustment of $256,000 related to the accounting for accrued expenses. The company was overaccrued on recurring professional services fees included in general and administrative expenses. The error arose as a result of accrual of such services ratably over the year rather than as the service was rendered. Under the rollover method of evaluating misstatements, the effect of the methodology used by the company did not result in a material misstatement of the financial statements.

The Company evaluated the impact of correcting all misstatements, including both carryover and reversing effects of prior years misstatements on the current year financial statements. The Company determined that the effect of the errors on all prior financial statement filings were immaterial, but would be considered material to the financial statements under the methodology prescribed by SAB 108. Therefore, the Company recorded a cumulative effect adjustment to the applicable carrying values of liabilities for these previous errors as of April 1, 2006, with an offsetting adjustment to retained earnings. The amount recorded was a debit of $256,000 to accrued expenses with the offsetting credit of $256,000 to retained earnings. The error was discovered during the three months ended December 2006 and the adjustment was recorded at that time. The understatement of expense was not considered material for any other reported period and those results were therefore not restated.

Total general and administrative expense

General and administrative expenses were $1.1 million and $3.9 million in the three and nine months ended December 31, 2006, respectively, compared to $1.3 million and $4.0 million in the same periods in fiscal 2006. The decrease in absolute dollars and as a percentage of revenue for three months ended December 31, 2006 as compared to the same period in fiscal 2006 was primarily due to lower than expected audit fees for fiscal 2007 compared to fiscal 2006 and the reversal of prior accruals for these fees, offset by stock-based compensation expense of $57,000.

The software products and strategic consulting segments have as a shared pool of general and administrative resources which are allocated to the segments based on each segment’s revenue as a relative percentage of total revenues. Inter-segment costs related to the shared pool of resources are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment for segment reporting purposes, which may result in changes to segment allocations in future periods.

Software products segment

General and administrative expenses for the software products segment were $612,000 and $2.2 million in the three and nine months ended December 31, 2006, respectively, compared to $867,000 and $2.3 million in the same periods in fiscal 2006. The decrease in general and administrative expense in absolute dollars and as a percentage of revenue for both the third quarter of fiscal 2007 and in the first nine months of fiscal 2007 was primarily the result of a decrease in audit and tax fees due to lower than expected audit fees for fiscal 2007. In addition, general and administrative costs for the software product segment also decreased as the result of a lower relative percentage of software product segment revenues to total revenues.

Strategic consulting segment

General and administrative expenses for the strategic consulting segment were $527,000 and $1.8 million in the three and nine months ended December 31, 2006, respectively, compared to $392,000 and $1.6 million in the same periods in fiscal 2006. The general and administrative expense in absolute dollars and as a percentage of revenue for the three and nine month ended December 31, 2006 increased compared with the same periods in fiscal 2006. The increase in absolute dollars and as a percentage of revenue for three and nine months ended December 31, 2006 was primarily due to a increase in the allocation of general and administrative expenses to the strategic consulting segment as a result of higher relative percentage of strategic consulting revenue to total revenue compared to the allocation in the same period in fiscal 2006.

Provision for Income Taxes

Year over year comparison for the three and nine months ended December 31, 2006 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Provision for income taxes	$12	$25	$86	$65

Provisions for income taxes were recorded for the three and nine months ended December 31, 2006 and 2005. These provisions were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	December 31, 2006	% Change	March 31, 2006
Cash and cash equivalents	$6,947	(36)%	$10,832
Short-term investments	6,084	100%	—

Cash, cash equivalents and short-term investments	$13,031	20%	$10,832

Working capital	$4,212	61%	$2,610

	Nine Months Ended
	December 31, 2006	% Change	March 31, 2006
	2006	% Change	2005
Cash flows from operating activities	$3,127	90%	$1,645

Cash flows from investing activities	$(6,401)	(245)%	$(1,856)

Cash flows from financing activities	$(564)	(38)%	$(410)

Cash, Cash Equivalents and Short-term Investments. As of December 31, 2006, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate notes and bonds, government securities and other debt securities with an original maturity at the time of purchase of over three months. The increase in our cash, cash equivalents and short-term investments in the nine months ended December 31, 2006 was primarily due to $3.1 million provided by operating activities, offset by $317,000 used in investing activities for property and equipment purchases and $564,000 of cash used in financing activities in cash payment of dividends and payments of term loans. The largest amount of cash provided from operating activities was due to a decrease in accounts receivable associated with cash collection and an increase in deferred revenue. The largest cash usage from operating activities was due to an increase in other current assets mainly prepaid expenses and a decrease in accounts payable and accrued expenses associated with the timing of payments.

Cash Flows From Operating Activities. Cash flows provided by operating activities increased in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 is primarily due to an increase in net income, a decrease in accounts receivables, an increase in deferred revenue, offset by an increase in prepaid and other assets and a decrease in accrued expenses and deferred revenue.

Cash Flows From Investing Activities. Cash flows used in investing activities during the first nine months of fiscal 2007 primarily related to the purchase of short-term investments of $7.1 million and miscellaneous asset purchases of $317,000 for capital equipment necessary for our ongoing operations offset by sales of short-term investments of $1 million. Cash flows used in investing activities in the first nine months of fiscal 2006 were related to purchases of capital equipment necessary for our ongoing operations, including computers, computer server equipments, and furniture related to the relocation of the Cary, North Carolina office in the first quarter of fiscal 2006 and the relocation of the Mountain View, California headquarters in the second quarter of fiscal 2006. There was also additional data storage purchased for both the Mountain View headquarters and the Cary office in the third quarter of fiscal 2006.

Cash Flows From Financing Activities. Cash flows used in financing activities in the first nine months of fiscal 2007 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders. Cash flows used in financing activities in the first nine months of fiscal 2006 were primarily a result of loan proceeds of $600,000 received in the second quarter of fiscal 2006, offset by the payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders.

Credit Facilities. The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $3.0 million in borrowings, secured against 80% of eligible accounts receivable. If the Company’s modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) is equal to 2.5:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 2.5:1, all or a portion of foreign accounts may be excluded from eligible account receivables. The borrowed balance under this credit facility was $1.0 million at December 31, 2006.

The Company had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of September 30, 2006 was $117,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of September 30, 2006, the balance on this equipment credit facility was $350,000.

On January 2, 2007, the Company and the Bankentered into the Sixth Amendment (the “Loan Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Loan Amendment amends in part Section 2.4 of the Loan and Security Agreement to lower the interest rate payable at a per annum rate of 0.375% above the prime rate on the advances, term 2 loan and equipment advances and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 24, 2008. In addition, the Loan Amendment amends in part Section 6.7 of the Loan and Security Agreement by deleting section 6.7(iii), “Tangible Net Worth” in its entirety. Furthermore, the Loan Amendment also provides for additional representation and warranties by the Company.

The Company must maintain a minimum modified quick ratio of 2:1. Certain of our assets, excluding intellectual property, secure both facilities. We were in compliance with all financial covenants as of December 31, 2006.

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

The Series A Preferred is redeemable beginning on June 26, 2007 upon the affirmative vote of at least 75% of the holders of Series A Preferred, at a price of $4.008 per share plus any unpaid dividends. Each share of Series A Preferred is convertible into four shares of our common stock at the election of the holder or upon the occurrence of certain other events. The holders of Series A Preferred are entitled to receive, but only out of legally available funds, quarterly cumulative dividends at the rate of 8% per year commencing in September 2002, which are payable in cash or shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”), at the election of the holder. The terms of the Series B Preferred are identical to the Series A Preferred, except that the Series B Preferred is not entitled to receive the 8% dividends. In the event of any liquidation or winding up of the company, the holders of the Series A Preferred and Series B Preferred shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) the original issue price, plus any accrued but unpaid dividends and (b) the amount that such shares would receive if converted to common stock immediately prior thereto (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control of the company in which our stockholders do not own a majority of the outstanding shares of the surviving corporation, or a sale of all or substantially all of our assets, shall be deemed to be a liquidation.

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

The warrants are generally exercisable for a period of five years from issuance at an exercise price of $1.15 per share. However, the expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended.

The Series A Preferred Stock is entitled to receive an annual dividend of 8% payable quarterly in cash or shares of Series B Preferred Stock, at the election of the holder of the Series A Preferred Stock. The Series B Preferred Stock has identical rights, preferences and privileges to the Series A Preferred Stock except that the Series B Preferred Stock is not entitled to 8% dividends. These quarterly dividends commenced in September 2002. During the third quarter of fiscal 2007, we paid $73,000 in cash dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of December 31, 2006.

Contractual Commitments. As of December 31, 2006, we had operating leases for our facilities that expire at various dates through fiscal years 2010 and 2011. During the three and nine months ended December 31, 2006, we recorded rent expense related to these arrangements of $85,000 and $265,000, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of December 31, 2006, (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Redeemable convertible preferred stock (1)	$339	$339	$—	$—	$—
Notes payable	1,467	1,300	167	—	—
Operating leases	1,855	433	935	487	—

Total commitments	$3,661	$2,072	$1,102	$487	$—

(1)	Beginning on June 26, 2007, the holders of the preferred stock may elect to redeem all or a portion of their shares of preferred stock or we can elect to redeem all of the outstanding preferred shares. If all of the outstanding shares of preferred stock are not redeemed, then we will continue to be obligated to pay dividends in the aggregate amount of approximately $582,000 per year. However, at any time prior to redemption, the holders of the preferred stock can elect to convert their preferred shares into common stock. Any of these outcomes is beyond our control and the probability of any of these outcomes is highly subjective. If we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million.

Short Term and Long Term Liquidity. We believe that the combination of our cash, cash equivalents and short-term investments, and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the company over the past several fiscal years, we generated positive annual operating cash flow for the first nine months of fiscal 2007, fiscal 2006, 2005 and 2004. There is no assurance that we can continue to maintain positive cash flow quarterly or annually. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2007.

Our long-term liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures. We may not be able to maintain our current market share, or continue to expand our business, without investing in our operations, technology, or product and service offerings. In addition, beginning on June 26, 2007, the holders of our preferred stock can require us to redeem all or a portion of their shares of preferred stock, and if we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million. As a result, we may need to raise additional funds or secure additional credit facilities through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Our common stock is not listed on a national securities exchange, and until it is listed it will be difficult for us to make sales of our equity securities. In addition, the terms of our existing preferred stock may prevent us from issuing additional shares of preferred stock on terms that investors would require in order to invest in our preferred stock. The necessity of raising additional funds could require us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest rate sensitivity

We had cash, cash equivalents and short-term investments totaling $13.0 million at December 31, 2006. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of December 31, 2006, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

We commenced our operations in April 1995 and incurred net losses for every fiscal year until attaining profitability in fiscal 2005. We achieved profitability in the fourth quarter of fiscal 2004 and had annual profitability through the third quarter of fiscal 2005, fiscal 2006 and year-to-date fiscal 2007. As of December 31, 2006, we had an accumulated deficit of $75.2 million. We may incur losses again as we continue to develop our business.

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

We believe we have adequate cash to sustain operations through the next twelve months, and we are managing the business to achieve positive cash flow utilizing existing assets. However, even if we sustain profitability, we may not be able to generate sufficient profits to grow our business. In addition, the holders of our preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or we may elect to redeem all the outstanding shares of preferred stock, beginning on June 26, 2007. If we were required or if we elected to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In the three months ended December 31, 2006 and 2005, software license revenue accounted for 48% and 56% of our total revenues, respectively. In the nine months ended December 31, 2006 and 2005, software license revenue accounted for 49% and 47% of our total revenues, respectively. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

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

We receive a substantial majority of our revenue from a limited number of customers. For the three and nine months ended December 31, 2006, sales to our top two customers accounted for 35% and 29% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 49% and 46% of total revenue, respectively. For the three and nine months ended December 31, 2005, sales to our top two customers accounted for 33% and 35% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 57% and 49% of total revenue, respectively. For fiscal 2006, 2005 and 2004 sales to our top two customers accounted for 42%, 45% and 28% of total revenue, respectively, and sales to our top five customers in the same periods accounted for 52%, 62% and 50% of total revenue, respectively. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. If we do not generate as much revenue from these major customers as we expect to, or if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenues for the three and nine months ended December 31, 2006 and fiscal 2006, 2005, and 2004 were approximately 32%, 34%, 24%, 22% and 29%, respectively. We have a total of 11 employees based outside the United States, who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In such a case, we would assess our internal control as ineffective. In addition, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2009, we will be required to include an attestation report by our independent registered public accounting firm on management’s assessment of such internal control. PCAOB Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2008 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal control as of March 31, 2009), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

Entities affiliated with two of our directors beneficially own or control a majority of the outstanding common stock, calculated on an as-if-converted basis, as of December 31, 2006. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

The redemption of our preferred stock, or the election by the preferred stockholders to receive their dividend payments in shares instead of cash, may negatively affect our financial condition.

Beginning on June 26, 2007, the holders of our preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or we may elect to redeem all of the outstanding shares of preferred stock. If we were required, or if we elected, to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $7.9 million. As a result, we may need to obtain additional funds or secure additional credit facilities. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise additional funds could harm our business and financial condition. In addition, our preferred stockholders have elected in the past, and may continue to elect, to receive their quarterly dividend payments in the form of Series B Preferred shares instead of cash. We record the value of these dividend payments in the form of shares at fair market value as of the dividend payment date on our statement of operations. The fair market value is defined as the amount at which the capital stock would change hands between a willing buyer and a willing seller, each having reasonable knowledge of all relevant facts, neither being under any compulsion to act, with equity to both. Because there is no market for such Series B Preferred shares, we perform a valuation of the fair market value of these shares. This valuation is impacted by numerous factors, including but not limited to our operations, financial conditions, future prospects and projected operations and performance of the company, as well as historical market prices and trading volume for our publicly traded securities. As such, the valuation of these dividend payments may fluctuate widely, may be greater or lesser than the stated value of the Series B Preferred shares, and may affect our ability to sustain or increase our profitability. We are unable to project with any accuracy the impact of fair market value of the Series B Preferred shares on our statement of operations.

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

Date: February 9, 2007

PHARSIGHT CORPORATION

By:	/s/ William Frederick
William Frederick Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
10.1	Sixth Amendment to Loan and Security Agreement effective as of January 2, 2007 between Pharsight Corporation and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.