Form 10-K
period 2007-03-31
PHARSIGHT CORP
filed 2007-06-27
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5.5 million based on the number of shares held by non-affiliates of the registrant as of September 30, 2006, and based on the reported last sale price of common stock on September 29, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s Common Stock outstanding as of June 15, 2007: 20,058,277

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding the benefits of our products and services, anticipated revenue or operating expenses, anticipated product development, trends in customer demand, industry acceptance of our products and services, growth of our business, expansion opportunities for our products and services, revenue from sales to certain customers and our competitive position. In some cases, these forward-looking statements can be identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed under the caption “Item 1A—Risk Factors” in this Annual Report on Form 10-K. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Annual Report on Form 10-K, and we do not intend to update any of the forward-looking statements after the date we file this Annual Report on Form 10-K to conform these statements to actual results, unless required by law.

ITEM 1. BUSINESS

General

Pharsight Corporation develops and markets software and provides consulting services that help pharmaceutical and biotechnology companies improve drug development decision making by reducing the costs and time of drug development and commercialization. Our products include proprietary software for clinical trial simulation and computer-aided trial design, the statistical analysis and mathematical modeling of data, the automation of scriptable pharmacokinetic data analysis, the storage, management, and regulatory reporting of derived data and models in data repositories, the validation of regulatory workflows, and the visualization of drug-disease simulations. Pharsight uses expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing

Our goal is to enable pharmaceutical and biotechnology companies to reduce the time, cost and risks of drug development activities and improve the value of approved medicines. Our products and services are designed to help our customers use a more rigorous scientific and statistical process to identify earlier drug candidates that will not be successful, to enhance the likelihood that the remaining candidates will successfully complete clinical trials, and to maximize marketing impact upon approval. This process is significant because clinical development time has remained lengthy and unpredictable while the productivity of molecule discovery research has accelerated dramatically in recent years.

Our Strategic Consulting Services are used by 20 of the world’s largest 50 pharmaceutical companies. In addition, all of the world’s largest 50 pharmaceutical companies use our software products. Our software products are currently licensed for use on more than 6,700 researcher desktops.

We believe our products and services provide the following benefits to customers:

•	Reduced time required for the validated transformation, analysis, and reporting of information required for drug approval;

•	More effective trial designs with higher probability of success and greater information yield;

•	More rapid, robust and objective decision-making with wider data availability and quantified assessment of value versus risk;

•	Improved workflow and organizational efficiency with faster regulatory acceptance of trial results;

•	Faster, more cost-effective validation of analysis and reporting workflows;

•	More efficient development programs requiring fewer clinical trials and patients, less time and lower cost to reach the market; and

•	Strengthened competitive position due to improved product labels and earlier opportunity to establish a competitive franchise.

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

•

In designing phase III clinical trials, companies often face significant uncertainty concerning the most appropriate treatment strategy, patient inclusion/exclusion criteria and/or clinical measurements. Our products and services for phase III clinical trials use an information gathering and modeling approach similar to that described for the phase II clinical trials above, but incorporate phase II data and detailed mathematical models of the intended patient populations. Our products and services are often able to identify patient groups unlikely to show efficacy, or groups with an unacceptable chance of demonstrating side effects, prior to conducting the actual trial. In addition, we may be able to predict which clinical measurements will be most likely to provide conclusive results in the proposed trial.

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

•

The production of industry standard pharmacokinetic, or PK, reports required by the United States Food and Drug Administration, or FDA, for a new drug submission are often time consuming, costly, and effort intensive. Much of an individual scientist’s time in a typical client organization may be involved with tasks such as data preparation needed for analysis, display of PK analysis in reports, and the quality control measures needed to ensure correct information is presented to the FDA. These tasks may reduce time available to focus on the quality and impact of the scientific decisions that drive compound development. The lack of industry standards and an integrated software platform to drive the adoption and automation of standards can often lead to lengthy report cycles and delays in regulatory submissions. By deploying our Pharsight Knowledgebase Server, or PKS, suite of applications and services (WinNonlin, IVIVC Toolkit for WinNonlin, WinNonlin Validation Suite, PKS Reporter, PKS

Validation Suite, WinNonlin AutoPilot, and PK Automation), we believe our clients can achieve sustainable productivity improvements in their regulatory submission process. Our PKS data repository affords integration to legacy laboratory and clinical data sources, reducing the time needed for data preparation prior to analysis by our clients’ scarce scientific resources. The PKS suite seamlessly integrates PKS with WinNonlin, PKS Reporter, and third-party applications and provides the opportunity to automate a majority of the standard PK reports required by the FDA.

•

We believe many of our clients have achieved significant productivity improvements in creation of standard PK reports, including significant reductions in report cycle time, along with improvements in quality and consistency of analysis and display of analytical results. As a result of these increases in productivity, we believe our clients are able to reallocate resources to other aspects of the drug development process.

•

Drug Model Explorer, or DMX, supports quantitative decision making when evaluating the benefit and risk of a potential new drug in a pharmaceutical company’s versus competing therapy. Pharsight collaborated with a pharmaceutical company to build model-based projections of the competitive landscape. The modeling effort combined internal study data with published trials and FDA submissions on competing compounds to generate an integrated and quantified assessment of the drug’s likely performance. The client’s clinical development project team used DMX to evaluate and communicate the modeling results. Through DMX, the team explored clinical effects and associated uncertainty for the drug and competitors across multiple endpoints, treatments, and patient populations based on pre-simulated responses from the model-building effort. The results showed that the new drug was unlikely to outperform its main competitor, and development was discontinued in the target patient population. The modeling project supported a more confident decision without investment in additional trials, and allowed team members to re-deploy earlier to other programs. It also provided an enduring, evolving knowledge database to support future development decisions.

The use of our software and leading edge methodology developed by our strategic consulting group greatly enhances the traditional drug-development process, which is heavily dependent upon clinical trials. Although our methodology does not displace the use of human trials in drug development, we believe our software and methodology renders human trials more efficient and relevant. The continued growth of our customer base, the importance ascribed to “Model-Based Drug Development” by the FDA in its Critical Path whitepaper, the increase in the number of contracts with our existing customers, and the increase in our average contract value over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. This demand can be met by increased deployment of our software and services, by proprietary solutions developed by our clients, or by increased internal resources within our customers. We believe that these trends, in addition to increasing regulatory requirements from the FDA, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our software products and services.

Pharsight Products and Services

Pharsight provides both consulting services and computer-based drug model development and database applications. In fiscal 1997, we first offered our WinNonlin, WinNonMix and Trial Simulator applications and scientific services. At the end of fiscal 2001, we combined our scientific, decision support, methodology and training groups into an integrated group renamed Strategic Consulting Services. In fiscal 2002, we began selling our Pharsight Knowledgebase Server, providing a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic, data across a large set of compounds and development phases. In fiscal 2004, we introduced and began selling DMX, a software for visualizing drug model simulations. WinNonlin Validation Suit and PKS Validation Suite were introduced in fiscal 2006 to streamline validation of our WinNonlin and PKS products. IVIVC Toolkit was introduced in fiscal 2007 to expand the capabilities of WinNonlin, enabling the use of WinNonlin for in vivo-in vitro correlations. During the first quarter of fiscal 2008, we launched a new client service offering, Reporting and Analysis Services. We also introduced during the quarter WinNonlin AutoPilot to automate the creation of presentation–quality output created through WinNonlin.

In fiscal 2007, 2006 and 2005, revenues from our software product offerings and related services generated 57%, 59% and 53% of our total revenues, respectively, and revenues from our Strategic Consulting Services generated 43%, 41% and 47% of our total revenues, respectively. In fiscal 2007, 2006 and 2005, revenues from our software product offerings and related services were $14.2 million, $13.4 million and $12.1 million, respectively, and revenues from our Strategic Consulting Services were $10.9 million, $9.3 million and $10.5 million, respectively.

We operated in two business segments comprised of Software Products and Strategic Consulting Services during fiscal 2007. At the beginning of fiscal 2008, we launched Reporting and Analysis Services as our third business segment. Our revenues from external customers, profit and loss and total assets, are set forth in our financial statements, which appear in “Item 8—Consolidated Financial Statements and Supplementary Data.” Information regarding sales to customers by major geographic regions is set forth in Note 11 to our financial statements, which appears in “Item 8—Financial Statements and Supplementary Data.”. All of our significant long-lived assets are located within the United States.

Software Products

Our software products and software deployment and integration services provide the analytical tools, data management infrastructure, and conceptual framework to help clinical researchers optimize the decision-making required to perform the clinical testing, analysis, and reporting needed to bring drugs to market. By applying mathematical modeling and simulation to all available information regarding the compound being tested, researchers can reach reportable conclusions faster and clarify and quantify which trial and treatment design factors will influence the success of clinical trials. We have four categories of software products: Analytics Software, Data Management & Compliance Software, Validation Software and Model Visualization Software.

Analytics Software

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

IVIVC Toolkit for WinNonlin. The IVIVC Toolkit for WinNonlin, or IVIVC Toolkit, expands the capabilities of WinNonlin, enabling the use of WinNonlin for in vivo-in vitro correlations (IVIVC). The Toolkit brings enhanced deconvolution methods, numerical convolution, new plotting capability, and the “IVIVC Wizard” to pharmacokineticists and formulators. IVIVC Toolkit for WinNonlin allows faster development of new formulations, reduces the likelihood of bioequivalence test failures, and permits easier correlations to predict pharmacokinetics from new in vitro data.

Trial Simulator. Trial Simulator uses known information about a drug, or candidate drug, and about patient populations to help design and optimize proposed clinical trial protocols. Poor protocol design may result in ambiguous trial results that fail to identify ineffective candidates early, increase expense and time in identifying successful drugs and expose trial patients to unnecessary risk. Poor protocol dosing decisions may cause the rejection of a candidate drug that might otherwise be approved at an appropriate dose. Computer-aided trial design, using Trial Simulator, cannot guarantee successful trials, but can help to improve the efficiency, required time, and likelihood of definitive and successful results.

Data Management & Compliance Software

Pharsight Knowledgebase Server. PKS provides a means of capturing and managing both summary and detailed PK/PD data across a large set of compounds and development phases. PKS also provides a unified data environment for supporting clinical pharmacology modeling, analysis and reporting activities. PKS is directly integrated with WinNonlin and other industry standard modeling and analysis tools. PKS was developed to help enable compliance with FDA regulation 21 CFR 11, which requires electronic data security and auditing on submissions to the FDA. We believe that industry acceptance of PKS has been positively affected by the client need for efficiency gains, as well as compliance with increased regulatory requirements.

PKS Reporter. PKS Reporter addresses the need for streamlined, systematic, and automated report generation and signature. Using PKS as an underlying source of secure, regulatory-compliant report content, PKS Reporter allows researchers to use familiar tools such as WinNonlin and Microsoft Word to construct, update, review and approve any type of report. PKS Reporter is directly integrated with PKS, as both a source of report content and a secure repository for report storage and version control. PKS Reporter links reports in Microsoft Word directly to PKS, where it draws report content from data and modeling results created in WinNonlin Enterprise, NONMEM, SAS and other industry-standard modeling and analysis tools. From within Microsoft Word, researchers can browse the PKS database, loading objects and values drawn from various PKS studies and analysis scenarios. When the source data change, PKS Reporter marks its content as out of date, ready for automatic update. QA staff can automate the verification of report data by simply opening the document and selecting to have all references checked. Development teams can create standardized report templates specifying report layout, formatting and specific content elements. Report sign-off is smooth and automatically tracked with Reporter’s signature tool and e-mail notification.

WinNonlin AutoPilot. WinNonlin AutoPilot, or Autopilot, is a configurable software application for WinNonlin that automates the creation of presentation-quality clinical pharmacokinetic analysis outputs from study data to be used in standard reports. Using WinNonlin AutoPilot, companies can vastly improve their productivity while improving the quality and consistency of analyses and reports. AutoPilot provides the infrastructure and tools to manage and effectively automate common or repetitive data transformations, PK analysis, and creation of report-ready tables and graphs. Because these outputs must reflect the requirements and Statements of Procedure of each research organization, AutoPilot provides a user-interface that allows extensive configuration of formatting and business rules that apply in the generation of these analyses. Customer-defined configurations do not require changes to the underlying computer code, and are stored in a settings file that enables clear communication of standards and immediate use across the organization.

Validation Software

WinNonlin Validation Suite. The WinNonlin Validation Suite streamlines on-site validation of the WinNonlin product. The Validation Suite provides a selection of automated tests, each of which runs a specific WinNonlin analysis or function and tests the results against standardized, known output. The Validation Suite efficiently and effectively provides documentation of on-site validation activities, through automated generation of validation reports via Microsoft Word. Clients use WinNonlin Validation Suite to reduce effort and time needed for validation planning, testing, and reporting.

PKS Validation Suite. The PKS Validation Suite streamlines on-site validation of the PKS product. The Validation Suite provides document templates, test data, and a collection of automated and manual test scripts. PKS Validation Suite cannot fully validate a client’s PK workflow, as full validation depends on many factors beyond the software, however, when used as a starting point for validation efforts PKS Validation Suite can save significant time needed for validation planning, testing, and reporting.

Model Visualization Software

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

We believe that our continued growth depends on continuing to deliver new products to our current and prospective customers. These new products must address an ever-expanding set of customer needs for clinical development of drugs and thereby expand the number of prospective users within pharmaceutical companies to whom we may sell.

Strategic Consulting Services

Our Strategic Consulting Services consist of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. The methodology employed by our services group uses three types of models that can work independently or in concert. Illustrative models are listed below:

• Drug-Disease Models

Our drug-disease models predicatively characterize the distribution of treatment outcomes (safety, efficacy, surrogate outcomes) for a new chemical entity, or NCE, and for competitor compounds as a function of dosing strategy, disease and patient and trial characteristics.

• Trial Models

Our trial models predict probability distributions of outcomes and show how uncertainty can be reduced through dosing strategy, number of treatment arms, type of control, sample population characteristics, sample size and treatment duration.

• Market Models	Our market models characterize the demand for products (market size and share) under different scenarios for patient benefit, cost, compliance, and other factors and their evolution over time.

By using these models in an integrated fashion, our consultants are able to place key development decisions into quantitative terms of uncertainty and value. Drug development is a process by which uncertainty about a drug’s efficacy and safety is progressively reduced. Our methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials in such a way that those trials systematically and cost effectively reduce the identified uncertainties.

This methodology is valuable at all stages of development. The integration of our models at the asset strategy phase (overall positioning of a new drug) and program/trial strategy phase (focusing on a specific disease endpoint or other indicator) enables us to help our customers position their drugs as competitively as possible in the market to do so while avoiding unnecessary trials (and only as large, lengthy and costly as is required), and to redeploy resources away from unpromising compounds at the earliest possible decision point.

The following chart depicts typical issues that we are asked to address in strategic consulting projects throughout development and post marketing:

Phase I	Phase II/Phase III	Phase IV
• Bridge animal results to humans.	• Balance efficacy with side effects.	• Explore new indications and label changes.

• Explore dose ranging and population variability.	• Explore trial sensitivity to patient compliance and dropout.	• Plan life-cycle strategy, e.g. generic defense and “over-the-counter” switch.

• Determine surrogate endpoint relevance, i.e. alternate indicators of efficacy.	• Investigate impact of population genetic variability.	• Evaluate special patient populations.

• Support early “go/no-go” decisions.	• Evaluate alternate protocols.

• Assess strategic fit in franchise.

Our Strategic Consulting Services personnel are located throughout the United States, Europe and Australia. Most have Ph.D. degrees with post-doctoral training in medicine, clinical pharmacology, biostatistics, pharmacokinetics, mathematics, engineering, decision analysis or other relevant disciplines. Our senior consultants each have more than a decade of experience in drug disease modeling, trial design or strategic consulting. We also utilize a network of consultants with expertise in various specialized disciplines and therapeutic areas.

We believe that our continued growth is dependent upon continually refining our strategic consulting methodologies and introducing new technologies, while also expanding our activities at the portfolio level and into new therapeutic areas.

Reporting and Analysis Services

A complementary service to our Strategic Consulting Services is being launched in the first quarter of fiscal 2008. Reporting and Analysis Services addresses the full spectrum of client needs for modeling and simulation in regulatory reports such as those required in Section 5 of the Common Technical Document. These services meet growing customer demand for analysis and reporting of pharmacokinetic/pharmacodynamic data generated in clinical and preclinical studies supporting new drug approvals. These studies include toxicokinetic, single- and multiple-ascending dose, drug-drug interaction, renal and hepatically impaired, fed-fasted, bioequivalence/bioavailability, QT prolongation, and others.

Customers

Our software customers range in size from the largest pharmaceutical companies to small and medium-sized pharmaceutical and biotechnology organizations.

Our Strategic Consulting Services customers range in size from the largest pharmaceutical companies to small pharmaceutical companies, and the focus of our work differs depending upon the size and maturity of the customer. In our smaller and medium-sized customers, we tend to engage in discrete projects often with challenging analytic and design problems, where modeling and simulation can be particularly valuable. This kind of work may or may not lead to subsequent engagements. By contrast, in our largest customers, we may have ongoing relationships which are more strategic in nature, and we focus on helping improve the process by which they develop drugs, broadening and deepening the application of modeling and simulation over time, with the intent of achieving systematic, lasting performance improvement.

During our fiscal year ended March 31, 2007, we provided products and services for which we recognized revenue to more than 1,100 customers. In fiscal 2007, Pfizer Inc., or Pfizer, our largest customer, accounted for 17% of our total revenue, and Eli Lilly and Company, or Lilly, accounted for 11% of our total revenue. In fiscal 2006, Pfizer accounted for 25% of our total revenue and Lilly accounted for 17% of our total revenue. While we were successful in diversifying our customer base and reducing our dependency on Pfizer and Lilly, we are still dependent on them for a substantial portion of our revenues. If we were to lose either Pfizer or Lilly as a customer, it would have a material adverse effect on our revenues and business. See “Item 1A—Risk Factors—Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.”

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

Our research and development efforts are focused on improving and enhancing our existing products and services, as well as developing new products and services. Our research and development efforts take place principally at our office in Cary, North Carolina.

In fiscal 2004, we invested in development to expand our ability to achieve potential breakthrough improvements in drug development productivity for our customers. The primary focus of this investment has been in software products that enable customers to adopt and implement our model-based drug development methodology. The introduction of DMX in fiscal 2004 represented a significant accomplishment in this area, enabling non-modelers in the drug development process to utilize those models in a systematic, integrated fashion to collaborate and make better decisions. In late 2005 we released WinNonlin Validation Suite, a product intended to speed the validation of WinNonlin installations. Many of our customers desire to operate WinNonlin within a validated workflow, and the Validation Suite automates part of the chore of validation. In 2005 we also released PKS Validation Suite, which automates many time-consuming tasks associated with the validation of PKS installations. Both WinNonlin and PKS Validation Suites make the process of deploying new versions of WinNonlin and PKS easier and faster, thus giving clients a faster path to benefits available in the most recent releases. In early 2007 we released IVIVC Toolkit for WinNonlin. IVIVC Toolkit for WinNonlin provides for special mathematical techniques for predicting the PK of new drug candidates in the human body from information gathered in vitro (outside the body), thus avoiding costly in-body testing. In early 2006 we began development of a productized version of our “PK Automation” framework (WinNonlin AutoPilot), a software product incorporating functionality previously delivered as custom code. WinNonlin AutoPilot interoperates with WinNonlin, and automates the production of certain WinNonlin PK analyses routinely needed in the preparation of regulatory reports. Management believes that WinNonlin AutoPilot can bring significant productivity improvements to companies facing an ongoing need for regulatory-quality clinical PK analysis. See “Item 1A—Risk Factors—We may lose existing customers or be unable to attract new customers if we do not keep pace with technological changes.”

Our research and development expenses were $4.3 million, $3.5 million and $2.9 million, representing 17.1%, 15.4%, 12.8% of total revenue in fiscal 2007, 2006 and 2005, respectively.

Sales and Marketing

Sales of our products and services are primarily generated in the United States and Europe through a direct field sales organization as well as an inside sales organization. Sales of our Strategic Consulting Services can range from discrete single projects, where modeling and simulation can be particularly valuable, to expansions of ongoing relationships at our larger clients, which are more strategic in nature. Our desktop software applications are primarily sold through an inside sales organization. The decisions to purchase PKS or AutoPilot software may involve many different groups of a customer, such as clinical pharmacology, ADME (Absorption, Distribution, Metabolism and Excretion), toxicology, biostatistics, regulatory and early clinical as well as information technology (IT) and procurement. PKS involves a significant validation process and can demand a team of sales, marketing and IT support professionals during the sales process causing the sales cycle to be extended. DMX software sales require a team of Strategic Consulting Services consultants, sales and product management. A customer’s decision to purchase DMX may also involve several groups in research and development, such as PK/PD, modeling and simulation, clinical pharmacology, and biostatistics, as well as IT. A DMX purchaser would typically be a company whose decision process already incorporates modeling and simulation methodology.

Government Regulation

The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although the FDA or comparable international agencies do not directly regulate the majority of our products and services, the use of certain of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations.

In addition, our Reporting and Analysis Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. These regulations are governed primarily by Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, guidelines mandated by the FDA. The standards of GLP and GCP are required by the FDA and by similar regulatory authorities around the world. GLP regulations contain the industry standard for the conduct of preclinical laboratory testing, and require adherence to written, standardized procedures during the conduct of studies and the recording, reporting and retention of study data and records. GCP regulations contain the industry standard for the conduct of clinical research and development studies, and require rigorous attention to employee training; detailed, authorized documentation; equipment validation; careful tracking of changes and routine auditing of compliance.

Competition

Software Products. We compete based on a number of factors, including the functionality, reliability and ease of implementation and use of our software products. Our WinNonlin, WinNonMix, IVIVC and PKS products compete with products produced by other companies. Our products perform certain mathematical operations that can in some cases be performed by general statistical software. Thus we face generalized, indirect competition from these products. Although we believe we currently do not have direct competitors for the entire functionality of our Trial Simulator product or our DMX product, other companies may directly compete with us with specialized, not general, products in the future. Competing tools for the simulation of specialized adaptive trial designs are emerging. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own.

Strategic Consulting Services. We compete based on a number of factors, including cost, quality and effectiveness of our services and degree of complexity of the consulting offering. Our customers are primarily large pharmaceutical companies that have substantial research and development budgets, and these customers may internally develop the expertise that we provide. Other entities also provide modeling services, some of which are similar to those provided by our Strategic Consulting Services group.

Reporting and Analysis Services.  We compete on the basis of quality and expertise of our analysis, the depth of our experience in the modeling techniques, and in faster, more reliable execution of the analysis and reporting through the use of our software tools.

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

Intellectual Property

Our success is dependent in part upon our ability to develop and protect our proprietary technology and intellectual property rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, patent, copyright and trademark laws to accomplish these goals.

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

Employees

As of March 31, 2007, we had a total of 89 employees—11 in software and deployment; 25 in Strategic Consulting Services; 21 in sales and marketing; 16 in research and development; and 16 in executive, general and administrative and information technology functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

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

We commenced our operations in April 1995 and incurred net losses for every quarter until attaining profitability in the fourth quarter of fiscal 2004. While we have maintained annual profitability for fiscal 2005, 2006 and 2007, as of March 31, 2007, we had an accumulated deficit of $74.3 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products. If these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In fiscal 2007, software license revenue accounted for 48% of our total revenue. The majority of our large PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

An increase in services revenue as a percentage of total revenue, or a decrease in software license revenue as a percentage of total revenue, may decrease our overall margins.

We realize lower margins on services revenue than on license revenue. In addition, we may contract with certain third parties to supplement the services we provide to customers, which generally yields lower gross margins than those margins generated by our deployment organization or internal scientific staff. As a result, if services revenue increases as a percentage of total revenue or if we increase our use of third parties to provide such services, our gross margins would be lower and our operating results may be adversely affected.

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

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62%. In fiscal 2007, Pfizer, our largest customer, accounted for 17% of our total revenue, and Lilly accounted for 11% of our total revenue. In fiscal 2006, Pfizer accounted for 25% of our total revenue and Lilly accounted for 17% of our total revenue. In fiscal 2005, Pfizer accounted for 25% and Lilly accounted for 20% of our total revenue. Consequently, we are dependent on Pfizer and Lilly for a substantial portion of our revenues, and if we were to lose Pfizer or Lilly as a customer, it would have a material adverse effect on our revenues and business. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may further reduce the number of our existing and potential customers. If we do not generate as much revenue from these major customers as we expect to, if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenue for fiscal 2007, 2006 and 2005 were approximately 34%, 24% and 22%, respectively. We have a total of 12 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new PCAOB Auditing Standard No. 2. If we are not able to comply with the requirements of Section 404 in a timely manner or if our independent registered public accounting firm is not able to complete the procedures required by PCAOB Audit Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although United States Food and Drug Administration or comparable international agencies do not directly regulate the majority our products and services, the use of some of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations. In addition, our Reporting and Analysis Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. These regulations are governed primarily by good laboratory practice, or GLP, and good clinical practice, or GCP, guidelines mandated by the FDA. The regulatory agencies could enact new regulations or amend existing regulations with regard to these or other products that could restrict the use of our products or the business of our customers, which could harm our business.

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

On November 8, 2002 our stock was removed from trading on the Nasdaq National Market as a result of failure to meet the continuing listing requirements, and our common stock is now quoted on the Over-the-Counter Bulletin Board system. Our common stock does not experience large trading volumes. In addition, our delisting from Nasdaq has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors is no longer classified and our stockholders elect all of our directors at each annual meeting, (ii) our stockholders are entitled to cumulative voting, and (iii) we are subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions. Some of these changes may impact any possible transaction involving a change of control of Pharsight, which could negatively impact your investment. Other consequences include a reduction in analyst coverage, a lower share price as a result of lower trading volumes, and the loss of certain state securities law exemptions available to us while our securities were traded on Nasdaq, which may impact our ability to provide for future issuances of our securities, among other consequences.

Should we decide to relist our common stock on the Nasdaq, the criteria for relistment may be difficult for us to achieve.

The market price of our common stock has been lower than the required minimum bid price for relistment on Nasdaq, and the reduced trading volumes that we currently experience may prevent our stock from reaching the required minimum bid price for Nasdaq relistment. Additionally, our current stockholders’ deficit and our history of net losses may make it difficult for us to relist on Nasdaq at any point in the near future, if at all. We may be required to restructure our capital or debt structure, including our redeemable convertible preferred stock, in order to relist on Nasdaq. There is no guarantee that we would be able to effect such restructuring under terms as favorable as our current equity and debt, if at all.

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

For instance, during fiscal 2007 the trading price of our common stock closed as low as $1.21 and as high as $1.85 per share. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

Insiders continue to hold a significant portion of our stock, which may negatively affect your investment.

Entities affiliated with two of our directors beneficially own or control approximately 49.5% of outstanding common stock, calculated on an as-converted basis, as of March 31, 2007. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

The redemption of our preferred stock, or the election by the preferred stockholders to receive their dividend payments in shares instead of cash, may negatively affect our financial condition.

Our preferred stockholders have elected in the past, and may continue to elect, to receive their quarterly dividend payments in the form of Series B Preferred shares instead of cash. Beginning on June 26, 2007, the holders of our preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or we may elect to redeem all of the outstanding shares of preferred stock. If we were required, or if we elected, to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $8 million. As a result, we may need to obtain additional funds or secure additional credit facilities. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise additional funds could harm our business and financial condition. In addition, our preferred stockholders have elected in the past, and may continue to elect, to receive their quarterly dividend payments in the form of Series B Preferred shares instead of cash. We record the value of these dividend payments in the form of shares at fair market value as of the dividend payment date on our statement of operations. The fair market value is defined as the amount at which the capital stock would change hands between a willing buyer and a willing seller, each having reasonable knowledge of all relevant facts, neither being under any compulsion to act, with equity to both. Because there is no market for such Series B Preferred shares, we perform a valuation of the fair market value of these shares. This valuation is impacted by numerous factors, including but not limited to our operations, financial conditions, future prospects and projected operations and performance of the company, as well as historical market prices and trading volume for our publicly traded securities. As such, the valuation of these dividend payments may fluctuate widely, may be greater or lesser than the stated value of the Series B Preferred shares, and may affect our ability to sustain or increase our profitability. We are unable to project with any accuracy the impact of fair market value of the Series B Preferred shares on our statement of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices, totaling approximately 14,000 square feet, are located in Mountain View, California under a lease that expires in August 2010. We also lease approximately 13,000 square feet in Cary, North Carolina for a sales, development and training facility under a lease that expires in March 2011. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Pharsight’s stockholders during the fourth quarter of our fiscal year ended March 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers as of June 20, 2007:

Name	Age	Position
Shawn M. O’Connor	47	President, Chief Executive Officer and Chairman

William Frederick	43	Senior Vice President, Chief Financial Officer and Corporate Secretary

Daniel L. Weiner	57	Senior Vice President and Chief Technology Officer

Mark Hovde	50	Senior Vice President, Marketing

James D. Hayden	39	Senior Vice President, Global Sales

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

Daniel L. Weiner, Ph.D., rejoined Pharsight as Senior Vice President, Software Products in June 2004, and was recently promoted to Chief Technology Officer. Dr. Weiner worked as an independent pharmaceutical consultant before taking the position of Senior Vice President and Head of Global Clinical Development at IVAX Corporation from May 2003 to May 2004. From February 1998 until December 2002, Dr. Weiner held the position of Senior Vice President of Software Development with Pharsight Corporation. Dr. Weiner has extensive drug development experience and has served as an expert consultant to the FDA on pharmacokinetic modeling and bioequivalence assessment. Prior to his previous tenure with Pharsight as a Senior Vice President, Dr. Weiner held several management positions including Head, Biostatistics, Merrell Dow Pharmaceuticals; Vice President, Statistical Consultants, Inc.; Vice President, Syntex Development Research; and Senior Vice President and Principal Scientist, Quintiles. Dr. Weiner graduated from the University of Kentucky with a doctoral degree in Mathematical Statistics, with emphasis on compartmental modeling, as well as an M.S. in Statistics, and a B.S. in Mathematics.

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

As of June 15, 2007, there were 20,058,277 shares of common stock outstanding that were held by 98 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Set forth below are the high and low closing prices for our common stock reported on the Over-The-Counter Bulletin Board system for the periods indicated:

	High	Low
Fiscal year ended March 31, 2007
Fourth Quarter	$1.70	$1.30
Third Quarter	1.85	1.32
Second Quarter	1.50	1.24
First Quarter	1.60	1.21

Fiscal year ended March 31, 2006
Fourth Quarter	$2.05	$1.37
Third Quarter	1.90	1.20
Second Quarter	2.32	1.65
First Quarter	1.90	1.35

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

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical selected consolidated financial data in conjunction with the financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. We have derived our consolidated balance sheet data as of March 31, 2007 and 2006 and consolidated statement of operations data for each of the years ended March 31, 2007, 2006 and 2005, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2005, 2004 and 2003 and statement of operations for the years ended March 31, 2004 and 2003 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$25,092	$22,742	$22,593	$17,730	$13,968
Gross profit*	17,361	15,043	14,832	9,937	7,666
Total operating expenses*	15,715	14,461	11,841	11,673	18,837
Income (loss) from operations*	1,646	582	2,991	(1,736)	(11,171)
Net income (loss) *	1,871	530	2,733	(1,997)	(11,542)
Net income (loss) attributable to common stockholders	$1,125	$(208)	$2,123	$(2,990)	$(12,163)
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.01)	$0.11	$(0.16)	$(0.65)
Diluted	$0.05	$(0.01)	$0.10	$(0.16)	$(0.65)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,770	19,421	19,122	19,051	18,800
Diluted	21,562	19,421	28,509	19,051	18,800

	As of March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$14,665	$10,832	$10,579	$10,027	$10,875
Total assets	19,995	17,786	16,822	15,294	15,574
Current portion of notes payable	292	1,519	1,975	1,875	1,875
Long-term obligations, net of current portion	279	699	536	1,610	2,024
Redeemable convertible preferred stock	7,096	6,641	6,266	6,164	5,608
Total stockholders’ deficit	$(350)	$(2,659)	$(2,630)	$(4,915)	$(2,127)

*	We adopted SFAS No. 123R on April 1, 2006 using the modified prospective transition method. The stock based compensation expense recognized under this method was $831,000 in fiscal 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Part I—Item 1A—Risk Factors”. The following discussion should be read in conjunction with the financial statements and notes thereto set forth under “Item 8—Financial Statements and Supplementary Data.”

Overview

Pharsight Corporation develops and markets software and provides consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug development, and commercialization efforts. Pharsight’s proprietary software products include Trial Simulator for clinical trial simulation and computer-aided trial design; WinNonlin and WinNonMix for the statistical analysis and mathematical modeling of PK/PD data; IVIVC Toolkit for WinNonlin for the development of in vivo-in vitro correlations and the management of related datasets and workflow; WinNonlin Validation Suite for streamlined on-site validation of WinNonlin; Pharsight Knowledgebase Server (PKS), PKS Reporter and PK Automation for the storage, management, analysis, and regulatory reporting of derived data and models in data repositories; PKS Validation Suite for streamlined on-site validation of PKS; and Drug Model Explorer for dynamic visualization and communication of model-based product profiles. Our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

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

For reporting purposes, we operated in two business segments during fiscal 2007: Software Products and Strategic Consulting Services. Our Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making required to perform clinical testing needed to bring drugs to market. Our Strategic Consulting Services segment consists of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. These segments were determined based on how management and our Chief Operating Decision Maker, or CODM, who is our Chief Executive Officer, view and evaluate our business.

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on the Nasdaq. In November 2002, our common stock ceased to trade on the Nasdaq and it is currently traded on the Over-The-Counter Bulletin Board system. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3 rd Floor, Mountain View, CA 94041-1530.

Financial Highlights for Fiscal 2007

•	Our revenues for fiscal 2007 were $25.1 million, a $2.4 million increase over fiscal 2006, primarily due to increases in both software license revenue and Strategic Consulting Services revenue.

•

Our revenue from the Software Products segment for fiscal 2007 was $14.2 million compared with $13.4 million for fiscal 2006. License, renewal and maintenance revenue for fiscal 2007 accounted for $12.1 million, up from $10.8 million for fiscal 2006. Software services revenue accounted for $2.2 million for fiscal 2007, a decrease from $2.7 million for fiscal 2006.

•	Our revenue from the Strategic Consulting Services for fiscal 2007 was approximately $10.9 million, a $1.6 million increase over $9.3 million for fiscal 2006.

•	Our net income for fiscal 2007 was $1.9 million compared to $530,000 in fiscal 2006. The increase in net income was primarily resulted from our increased revenue and interest income in fiscal 2007.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005, 2006 and 2007. Prior to that time we had incurred losses since inception. We currently have an accumulated deficit of $74.3 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

We achieved positive operating cash flow in fiscal 2004 and continued to have positive operating cash flow in fiscal 2005, 2006 and 2007. Although we believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and the length and lack of predictability of our sales cycle. In addition, beginning on June 26, 2007, the holders of our preferred stock may elect to have us convert all or a portion of their shares of preferred stock at any time, or we may elect to redeem all the outstanding shares of preferred stock. If we were required or if we elected to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $8 million. As a result, we may need to raise additional funds or secure additional credit facilities through public or private financings or other sources. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and to incur additional indebtedness.

While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, software products revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in software project deployment schedules may have significant impact on the timing of revenue recognition and may have a corresponding significant impact on our net income in that quarter.

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

Our Strategic Consulting Services customers range in size from the largest pharmaceutical companies to small biopharmaceutical companies, and the focus of our work differs depending upon the size and maturity of the customer. In our smaller and medium-sized customers, we tend to engage in discrete projects often with challenging analytic and design problems, where modeling and simulation can be particularly valuable. This kind of work may or may not lead to subsequent engagements. By contrast, at our largest customers, we tend to have ongoing relationships which are more strategic in nature, and we focus on helping improve the process by which they develop drugs, broadening and deepening the application of modeling and simulation over time, with the intent of achieving systematic, lasting performance improvement.

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

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks, more and more time-consuming safety and efficacy testing requirements in drug development, and patent expiries on significant portions of their marketed drugs. Our clients may, as a result, reduce in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

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

Software Product Segment

We enter into arrangements for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have Vendor Specific Objective Evidence (“VSOE”) of fair value to allocate the fee to the separate elements, as we do not sell PCS separately. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

We enter into arrangements consisting of perpetual or term-based licenses and PCS. We do not have VSOE of fair value to allocate the fee to the separate elements. We recognize revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product is delivered. For financial statement presentation purposes, revenues from arrangements that include perpetual licenses are allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses.

We enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have VSOE of fair value for PCS. For financial statement presentation purposes, revenues from arrangements that include perpetual and term-based licenses are allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues are recorded as services revenue in the statement of operations.

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

For arrangements consisting solely of services, we recognize revenue as consulting services are performed. Arrangements for consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method—as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

We have two international distributors. There is no right of return or price protection for sales to the international distributors Revenue on sales to these distributors are recognized ratably over the license term when the software is delivered to the distributors and other revenue recognition criteria are met.

Strategic Consulting Services Segment

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

Judgments Affecting Revenue Recognition

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

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, using the modified prospective transition method. Under that transition method, compensation expense that we recognized for fiscal

2007 included: (i) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and (ii) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. We elected to calculate our compensation expenses by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

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

Revenue

	Year Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2007	2006	2005	2007/2006	2006/2005	2007	2006	2005
	(In thousands, except percentages)
Total Revenues:
License, renewal and maintenance	$12,055	$10,769	$9,790	12%	10%	48%	47%	43%
Services	13,037	11,973	12,803	9%	(6)%	52%	53%	57%

Total revenues:	$25,092	$22,742	$22,593	10%	1%	100%	100%	100%

Software Products Segment Revenues:
License, renewal and maintenance	$12,055	$10,769	$9,790	12%	10%	48%	47%	43%
Services	2,183	2,680	2,288	(19)%	17%	9%	12%	10%

Total software products segment revenues:	$14,238	$13,449	$12,078	6%	11%	57%	59%	53%

Strategic Consulting Segment Revenues	$10,854	$9,293	$10,515	17%	(12)%	43%	41%	47%

Comparison of Year Ended March 31, 2007 and 2006 and Comparison of Year Ended March 31, 2006 and 2005

Year Ended March 31, 2007 and 2006

Total revenue for fiscal 2007 increased to $25.1 million, compared to $22.7 million for fiscal 2006. The increase was a result of a 6% increase in the Software Products segment revenue and a 17% increase in the Strategic Consulting Services segment revenue.

Software Products Segment Revenues

License, renewal and maintenance revenues

For fiscal 2007, desktop software products revenues increased to $8.0 million from $6.8 million in fiscal 2006. The increase is mainly attributable to a $508,000 increase in our initial desktop software product revenue as we were able to successfully execute on growth initiatives and increase sales of our desktop software products and a $685,000 increase in desktop software license renewal revenue due to a continued increase in our installed base and our license renewal rate remained high at approximately 95%.

PKS software revenues increased to $3.3 million in fiscal 2007 from $2.2 million in fiscal 2006. The increase in revenue is primarily due to the growth of our customer base and increase of sales of professional services and annual maintenance contracts. We completed 5 new installation projects in fiscal 2007 as well as expansion and renewal of licenses to 19 customers.

DMX software revenues were $795,000 in fiscal 2007 compared to $1.8 million in fiscal 2006. The decrease is mainly attributable to the completion of smaller DMX development projects in fiscal 2007, compared to fiscal 2006 when one large DMX development project was completed.

Services revenues. Software services revenues were $2.2 million in fiscal 2007 compared to $2.7 million in fiscal 2006. The decrease in software services revenue was primarily due to decreased customized services associated with PKS installation, deployment and automation projects.

Strategic Consulting Services Segment Revenues

Strategic Consulting Services segment revenues were $10.9 million in fiscal 2007 compared to $9.3 million in fiscal 2006. The increase was primarily attributable to expansion in our customer base.

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

Software Products Segment Revenues

License and renewal and maintenance revenues

For fiscal 2006, desktop software products revenues increased with $6.8 million from $5.9 million in fiscal 2005. The increase is mainly attributable to $763,000 increased in our initial desktop software product revenue which includes revenue of $400,000 from an initial desktop license revenue transaction with one of our major customers in the third quarter of fiscal 2006.

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

Services revenues. Software services revenues were $2.7 million in fiscal 2006 compared to $2.3 million in fiscal 2005. The increase in software services revenue was primarily attributable to increased customized services associated with PKS installation, deployment and automation projects. One PKS installation project completed in the first quarter of fiscal 2006, two PKS deployment and automation framework projects completed in each of the remaining quarters of fiscal 2006.

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

Cost of Revenues

	Year Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2007	2006	2005	2007/2006	2006/2005	2007	2006	2005
	(In thousands, except percentages)
Cost of Revenues:
License, renewal and maintenance	$287	$295	$379	(3)%	(22)%	1%	1%	2%
Services	7,444	7,404	7,382	1%	0%	30%	33%	32%

Total cost of revenues:	$7,731	$7,699	$7,761	0%	(1)%	31%	34%	34%

Cost of Software Products Segment Revenues:
License, renewal and maintenance	$287	$295	$379	(3)%	(22)%	1%	1%	2%
Services	1,097	1,495	1,597	(27)%	(6)%	5%	7%	7%

Total software products:	$1,384	$1,790	$1,976	(23)%	(9)%	6%	8%	9%

Cost of Strategic Consulting Services Segment Revenues	$6,347	$5,909	$5,785	7%	2%	25%	26%	25%

Year Ended March 31, 2007 and 2006

Total Cost of Revenues

Total cost of revenues remained relatively constant at $7.7 million for fiscal 2007 and fiscal 2006, respectively. Cost of revenue is comprised mainly of payroll and payroll related expenses, royalty expenses and shipping costs. Also included in cost of revenues in fiscal 2007 is $168,000 of stock-based compensation expense related to the adoption of SFAS 123R. Cost of software revenue decreased by $406,000 in fiscal 2007, offset by an increase of $439,000 in cost of Strategic Consulting Services revenue.

Cost of Software Products Segment Revenues

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements.

Cost of license, renewal and maintenance revenues was $287,000 for fiscal 2007 compared to $295,000 in fiscal 2006. The decrease in cost of license, renewal and maintenance revenues in fiscal 2007 in absolute dollars is primarily due to decreased cost of materials, offset by increase of payroll related expenses.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group.

Cost of services revenue was $1.1 million for fiscal 2007 compared to $1.5 million in fiscal 2006. The decrease in cost of services revenues is due to reduction of department headcount as we only had one automation project in fiscal 2007, compared to two automation projects completed in fiscal 2006.

Cost of Strategic Consulting Services Segment Revenues

Cost of services for our Strategic Consulting Services segment consists of payroll and payroll related costs, travel expenses, and facilities and overhead costs associated with our strategic consulting personnel.

Cost of services for our Strategic Consulting Services segment was $6.3 million for fiscal 2007 compared to $5.9 million in fiscal 2006. The adoption of SFAS 123R in fiscal year 2007 resulted in an expense of $148,000 stock based compensation. Additionally, employee and allocation related expenses increased by $481,000 over the prior year due to an increase in department headcount and payroll related expenses.

Year Ended March 31, 2006 and 2005

Total Cost of Revenues

Total cost of revenues decreased slightly from $7.8 million in fiscal 2005 to $7.7 million in fiscal 2006. The decrease was primarily attributable to the increased cost efficiencies in both software licenses and services

Cost of Software Products Segment Revenues

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

Cost of services for our Strategic Consulting Services segment was $5.9 million for fiscal 2006 compared to $5.8 million in fiscal 2005. The increase in cost of services for our Strategic Consulting segment in fiscal 2006 was primarily attributable to increased headcount as a result of our planned growth at the beginning of fiscal 2006, and payroll-related costs, employment fees, sign-on bonuses associated with the new headcount as well as our annual salary increases and the increase in common costs allocated to our Strategic Consulting segment. The total year to year increase in salary and related payroll expenses is $460,000 and the total year to year increase in common costs allocated to Strategic Consulting segment is $196,000.

Operating Expenses

	Year Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2007	2006	2005	2007/2006	2006/2005	2007	2006	2005
	(In thousands, except percentages)
Research and development expense:
Software products segment	$4,295	$3,497	$2,932	23%	19%	17%	15%	13%
Strategic Consulting segment	—	—	—	0%	0%	0%	0%	0%

Total research and development	$4,295	$3,497	$2,932	23%	19%	17%	15%	13%

Sales and marketing
Software products segment	$3,660	$3,343	$2,472	9%	35%	15%	15%	11%
Strategic Consulting segment	2,670	2,295	1,511	16%	52%	11%	10%	7%

Total sales and marketing	$6,330	$5,638	$3,983	12%	42%	25%	25%	18%

General and administrative
Software products segment	$2,839	$3,046	$2,485	(7)%	23%	11%	13%	11%
Strategic Consulting segment	2,251	2,261	2,326	(0)%	(3)%	9%	10%	10%
Corporate	—	19	115	(100)%	(83)%	0%	0%	1%

Total general and administrative	$5,090	$5,326	$4,926	(4)%	8%	20%	23%	22%

Year Ended March 31, 2007 and 2006

Research and Development

Research and development expenses consist mainly of payroll, payroll related expenses and consulting expenses.

Software Products Segment

Research and development expenses were $4.3 million in fiscal 2007 compared to $3.5 million in fiscal 2006. The increase in research and development expenses in absolute dollars, for fiscal 2007 compared to fiscal 2006 was primarily due to an increase in third-party consulting expense of approximately $382,000 in fiscal 2007 as well as an increase of $117,000 in payroll related expenses and an increase of $189,000 in reallocation expenses of employees from other departments. The increase in third party consulting expenses and headcount is due to the company’s focus on delivering new products to the market, such as IVIVC and Autopilot.

Strategic Consulting Services Segment

The Strategic Consulting Services segment does not engage in research and development activities, nor is any such expense allocable to the segment, therefore it does not incur research and development related expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing and travel related costs.

Sales and marketing expenses were $6.3 million in fiscal 2007 compared to $5.6 million in fiscal 2006. The increase in sales and marketing expense in absolute dollars in fiscal 2007 compared to fiscal 2006 was primarily the result of an increase in payroll-related expenses. In addition, there was an increase of $200,000 in sales commission resulting from increased revenue and an increase in marketing expenses related to sales conferences associated with our increased marketing efforts. Stock based compensation expense as a result of the adoption of SFAS 123R in fiscal 2007 was $315,000.

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

Software Products Segment

Sales and marketing expenses for the Software Products segment were $3.7 million in fiscal 2007 compared to $3.3 million in fiscal 2006. The increase in sales and marketing expense in absolute dollars in fiscal 2007 was primarily due to an increase in payroll related costs as a result of increased headcount and the stock based compensation expense associated with the adoption of SFAS 123R in fiscal 2007.

Strategic Consulting Services Segment

Sales and marketing expenses for the Strategic Consulting segment were $2.6 million in fiscal 2007 compared to $2.3 million in fiscal 2006. The increase was primarily due to the increase in payroll and payroll related costs and the allocation of stock-based compensation expenses related to the adoption of SFAS 123R in fiscal 2007.

General and Administrative

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting and auditing fees. General and administrative expenses were $5.1 million in fiscal 2007 compared to $5.3 million in fiscal 2006. The decrease related to a $223,000 decrease in audit and tax fees, a $179,000 decrease in investor relations costs and a $110,000 decrease in consulting fees. These decreases were partially offset by $270,000 in stock based compensation expense as a result of the adoption of SFAS 123R in fiscal 2007 and a $190,000 increase in bonus and payroll related costs.

In addition, we evaluated the impact of the adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) issued by the Securities and Exchange Commission (“SEC”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Based on SAB 108, we recorded a cumulative effect adjustment of $256,000 related to the accounting for accrued expenses. We overaccrued on recurring professional services fees included in general and administrative expenses. The error arose as a result of accrual of such services ratably over the year rather than as the service was rendered. Under the rollover method of evaluating misstatements, the effect of the methodology used did not result in a material misstatement of the financial statements.

We evaluated the impact of correcting all misstatements, including both carryover and reversing effects of prior years misstatements on the current year financial statements. We determined that the effect of the errors on all prior financial statement filings were immaterial, but would be considered material to the financial statements under the methodology prescribed by SAB 108. Therefore, the Company recorded a cumulative effect adjustment to the applicable carrying values of liabilities for these previous errors as of April 1, 2006, with an offsetting adjustment to retained earnings. The amount recorded was a debit of $256,000 to accrued expenses with the offsetting credit of $256,000 to retained earnings. The error was discovered during the three months ended December 2006 and the adjustment was recorded at that time. The understatement of expense was not considered material for any other reported period and those results were therefore not restated.

Software Products Segment

General and administrative expenses for the Software Products segment were $2.8 million in fiscal 2007 compared to $3 million in fiscal 2006. The decrease was due to the above-mentioned SAB 108 adjustment and decreased allocation expenses of general and administrative costs as a result of a lower relative percentage of Software Product Segment revenues to total revenues.

Strategic Consulting Services Segment

General and administrative expenses for the Strategic Consulting Services segment remained relatively constant at $2.3 million for fiscal 2007 and fiscal 2006, respectively.

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

Other Income (Expense)

Other income, net of expense, was $372,000 in fiscal 2007 compared to $16,000 in fiscal 2006. We started to purchase short term investments in fiscal 2007. The increase in other income in fiscal 2007 was due to higher interest rates on our short term investments.

Other income, net of expense, was $16,000 in fiscal 2006 compared to other expense, net of other income of $125,000 in fiscal 2005. The increase in other income occurred primarily as a result of a higher interest income on a higher average cash balance in fiscal 2006, offset by lower interest expense due to lower outstanding balance on term loans.

Provision for Income Taxes

	Years ended
	2007	2006	2005
Provision for income taxes	$147	$68	$133

We recorded income tax provisions of $147,000 and $68,000 for fiscal 2007 and fiscal 2006, respectively, which were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carry forwards. As of March 31, 2007, we had federal and state net operating loss carryforwards of $55.5 million and $53.2 million respectively, which begin to expire in the years fiscal 2007 through 2025, if not utilized. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire. We have federal and state research and development tax credit carry-forwards of approximately $1.2 million and $728,000, respectively. The federal research and development credits begin to expire in fiscal 2012 through 2026, and the state credits can be carried forward indefinitely.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements.

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

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	Years Ended March 31,		Percentage of Dollar Change Year Over Year
	2007	2006	2007/2006
Cash and cash equivalents	$7,829	$10,832	(28)%

Short term investments	$6,836	$—	100%

Working capital	$5,305	$2,610	103%

Cash flows provided by operating activities	$5,969	$2,894	106%

Cash flows used in investing activities	$(7,260)	$(1,982)	(266)%

Cash flows used in financing activities	$(1,658)	$(670)	(148)%

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2007, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate notes and bonds, government securities and other debt securities with an original maturity at the time of purchase of over three months. The increase in our cash, cash equivalents and short-term investments in fiscal 2007 was primarily due to $6.0 million provided by operating activities, offset by $1.7 million used in financing activities. Our working capital, defined as current assets less current liabilities, increased primarily due to an increase in cash, cash equivalents and short term investments.

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities increased by $3.1 million in fiscal 2007, compared to fiscal 2006, primarily due to a $1.5 million decrease in accounts receivable associated with increased efforts in cash collection, and a $1.5 million increase in accrued compensation and deferred revenue as well as a $1.3 million increase in net income between years, partially offset by a $225,000 decrease in prepaid expenses and a $539,000 increase in accrued expenses.

Cash Flows Used for Investing Activities. Cash flows used in investing activities in fiscal 2007 was primarily related to $8.7 million in purchases of short term investments, offset by $1.9 million in proceeds from sale of short term investments.

Cash Flows Used for Financing Activities. Cash flows used in financing activities increased in fiscal 2007 compared to fiscal 2006 was primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank, including the paydown of $1.0 million to our line of credit.

Credit Facilities and Loans. The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $3 million in borrowings, secured against 80% of eligible accounts receivable. If the Company’s modified quick ratio is equal to 2.5:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 2.5:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility at March 31, 2007.

The Company had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of March 31, 2007 was $92,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of March 31, 2007, the balance on this equipment credit facility was $300,000.

On January 2, 2007, the Company and the Bank entered into the Sixth Amendment (the “Loan Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Loan Amendment amends in part Section 2.4 of the Loan and Security Agreement to lower the interest rate payable at a per annum rate of 0.375% above the prime rate on the advances, and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 24, 2008. In addition, the Loan Amendment amends in part Section 6.7 of the Loan and Security Agreement by deleting section 6.7(iii), “Tangible Net Worth” in its entirety. Furthermore, the Loan Amendment also provides for additional representation and warranties by the Company.

The Company must maintain a minimum modified quick ratio of 2:1. Certain of our assets, excluding intellectual property, secure both facilities. We were in compliance with all financial covenants as of March 31, 2007.

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

Our preferred stockholders have elected in the past, and may continue to elect, to receive their quarterly dividend payments in the form of Series B Preferred shares instead of cash. Beginning on June 26, 2007, the holders of our preferred stock may elect to have us redeem all or a portion of their shares of preferred stock at any time, or we may elect to redeem all of the outstanding shares of preferred stock. If we were required, or if we elected, to redeem all the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $8 million.

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

The warrants are generally exercisable for a period of five years from issuance at an exercise price of $1.15 per share. However, the expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. The earliest maturity date as of March 31, 2007 is September 27, 2011.

During fiscal 2007, we recorded $746,000 in dividends to the Series A Preferred stockholders and we recorded an additional $48,000 in accrued dividends payable as of March 31, 2007.

Contractual Commitments. During fiscal 2007, we recorded rent expense related to operating lease arrangements of $351,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Redeemable convertible preferred stock (1)	$145	$145	$—	$—	$—
Notes payable	392	292	100	—	—
Operating leases	1,749	437	947	365	—

Total commitments	$2,286	$874	$1,047	$365	$—

(1)	The holders of the preferred stock may elect to have us redeem the preferred stock immediately after it becomes redeemable in June 2007. However, if this does not occur then we will continue to pay dividends in the aggregate amount of approximately $582,000 per year. Further, the terms of the preferred stock provide that it will automatically convert to common stock in the event of a public offering meeting certain minimum conditions, and if this were to occur, our obligation to pay dividends or redeem the preferred stock would cease at that time. Any of these outcomes cannot be readily determined. The amounts presented in the table above reflect only our contractual obligations related to dividend payments to the holders of the preferred stock up to June 2007, at which point the stock may or may not redeem. We also refer the reader to the discussion of the redeemable convertible preferred stock in Note 7 of the Notes to Consolidated Financial Statements.

Short Term and Long Term Liquidity. We believe that the combination of our cash and cash equivalents and currently anticipated cash flow from operations should be adequate to sustain operations through the next 12 months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the Company over the past several fiscal years, we generated positive operating cash flow for fiscal 2007, 2006 and 2005. There is no assurance that we can continue to maintain positive cash flow. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2008.

Our long-term liquidity and capital requirements will depend on numerous factors including our future revenues and expenses, growth or contraction of operations and general economic pressures. We may not be able to maintain our current market share, or continue to expand our business, without investing in our operations, technology, or product and service offerings. In order to do so, we may need to raise additional funds through public or private financings or other sources to fund our operations. However, our common stock is not listed on an exchange, and until it is listed it will be difficult for us to make sales of our equity stock. In addition, the terms of our preferred stock may prevent us from issuing additional shares of preferred stock on terms that investors would require in order to invest in our preferred stock. The necessity of raising additional funds could require us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness. As a result, we may not be able to obtain additional funds on commercially reasonable terms, or at all. In addition, beginning in June 2007, the holders of our preferred stock can force us to redeem the shares of our preferred stock, and if we were required to redeem all of the shares of preferred stock currently outstanding, this would entail a cash outlay of approximately $8 million.

Impact of Inflation

The effects of inflation and changing prices on our operations were not significant during the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had cash, cash equivalents and short-term investments totaling $14.7 million at March 31, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At March 31, 2007, we had cash and cash equivalents totaling $7.8 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2007.

	Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share amounts)
FISCAL 2007
Revenues	$5,428	$6,284	$6,121	$7,259
Cost of revenues	1,756	1,817	1,871	2,287
Gross profit	3,672	4,467	4,250	4,972
Income (loss) from operations	(334)	714	417	849
Net income (loss) attributable to common stockholders	(422)	534	300	713
Net income (loss) per common share attributable to common stockholders, basic	$(0.02)	$0.03	$0.02	$0.04
Net income (loss) per common share attributable to common stockholders, diluted	$(0.02)	$0.02	$0.01	$0.03

FISCAL 2006
Revenues	$5,694	$5,920	$5,757	$5,371
Cost of revenues	1,887	2,054	1,829	1,929
Gross profit	3,807	3,866	3,928	3,442
Income (loss) from operations	287	281	292	(278)
Net income (loss) attributable to common stockholders	109	49	84	(450)
Net income (loss) per common share attributable to common stockholders, basic	$0.01	$0.00	$0.00	$(0.02)
Net income (loss) per common share attributable to common stockholders, diluted	$0.00	$0.00	$0.00	$(0.02)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Pharsight Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of Pharsight Corporation (“the Company”) and its subsidiaries as of March 31, 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharsight Corporation. and its subsidiaries as of March 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method.

/s/ GRANT THORNTON LLP

San Jose, CA

June 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pharsight Corporation

We have audited the accompanying consolidated balance sheet of Pharsight Corporation as of March 31, 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharsight Corporation at March 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

May 5, 2006

PHARSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,829	$10,832
Short term investments	6,836	—
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2007 and 2006, respectively	3,087	4,585
Prepaids and other current assets	523	298

Total current assets	18,275	15,715
Property and equipment, net	1,674	2,025
Other assets	46	46

Total assets	$19,995	$17,786

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$769	$794
Accrued expenses	570	1,035
Accrued compensation	3,050	2,152
Deferred revenue	8,289	7,605
Current portion of notes payable	292	1,519

Total current liabilities	12,970	13,105

Deferred revenue, long term portion	—	54
Notes payable, less current portion	100	392
Other long term liabilities	179	253

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at March 31, 2007 and 2006
Issued and outstanding shares—1,996,079 and 1,923,511 at March 31, 2007 and 2006, respectively (1,814,662 designated as Series A at March 31, 2007 and 2006, 181,417 and 108,849 designated as Series B at March 31, 2007 and 2006, respectively)—Aggregate redemption and liquidation value—$8 million	7,096	6,641

Stockholders’ deficit:
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at March 31, 2007 and 2006
Issued and outstanding shares—none at March 31, 2007 and 2006
Common stock, $0.001 par value:
Authorized shares—120,000,000 at March 31, 2007 and 2006
Issued and outstanding shares—20,020,153 and 19,594,684 at March 31, 2007 and 2006, respectively	20	19
Additional paid-in capital	74,027	73,790
Accumulated other comprehensive loss	(69)	(13)
Accumulated deficit	(74,328)	(76,455)

Total stockholders’ deficit	(350)	(2,659)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$19,995	$17,786

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2007	2006	2005
Revenues:
License	$5,402	$4,864	$4,874
Renewal	5,652	4,928	4,618
Maintenance	1,001	977	298
Services	13,037	11,973	12,803

Total revenues	25,092	22,742	22,593

Costs of revenues
License, renewal and maintenance	287	295	379
Services	7,444	7,404	7,382

Total costs of revenues	7,731	7,699	7,761

Gross profit	17,361	15,043	14,832

Operating expenses:
Research and development	4,295	3,497	2,932
Sales and marketing	6,330	5,638	3,983
General and administrative	5,090	5,326	4,926

Total operating expenses	15,715	14,461	11,841

Income from operations	1,646	582	2,991

Other income (expense):
Interest income	603	255	59
Interest expense	(127)	(167)	(150)
Other expense	(104)	(72)	(34)

Total other income (expense)	372	16	(125)

Income before income taxes	2,018	598	2,866
Provision for income taxes	(147)	(68)	(133)

Net income	1,871	530	2,733

Preferred stock dividends	(746)	(738)	(610)

Net income (loss) attributable to common stockholders	$1,125	$(208)	$2,123

Earnings per share attributable to common stockholders:
Basic	$0.06	$(0.01)	$0.11

Diluted	$0.05	$(0.01)	$0.10

Shares used to compute earnings per share attributable to common stockholders:
Basic	19,770	19,421	19,122

Diluted	21,562	19,421	28,509

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2004	1,851	$6,164	19,058	$19	$74,784	—	$(79,718)	$(4,915)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	275	—	186	—	—	186
Issuance of Series B redeemable convertible preferred stock	18	102	—	—	(102)	—	—	(102)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(508)	—	—	(508)
Comprehensive income:
Foreign currency translation loss	—	—	—	—	—	(24)	—	(24)
Net income	—	—	—	—	—	—	2,733	2,733

Total comprehensive income								2,709

Balance at March 31, 2005	1,869	$6,266	19,333	$19	$74,360	$(24)	$(76,985)	$(2,630)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	262	—	168	—	—	168
Issuance of Series B redeemable convertible preferred stock	54	375	—	—	(375)	—	—	(375)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(363)	—	—	(363)
Comprehensive income:
Foreign currency translation gain	—	—	—	—	—	11	—	11
Net income	—	—	—	—	—	—	530	530

Total comprehensive income								541

Balance at March 31, 2006	1,923	$6,641	19,595	$19	$73,790	$(13)	$(76,455)	$(2,659)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	425	1	152	—	—	153
Issuance of Series B redeemable convertible preferred stock	73	455	—	—	(455)	—	—	(455)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(291)	—	—	(291)
Stock-based compensation expense	—	—	—	—	831	—	—	831
Cumulative effect of accounting change	—	—	—	—	—	—	256	256
Comprehensive income:
Foreign currency translation loss	—	—	—	—	—	(56)	—	(56)
Net income	—	—	—	—	—	—	1,871	1,871

Total comprehensive income								1,815

Balance at March 31, 2007	1,996	$7,096	20,020	$20	$74,027	$(69)	$(74,328)	$(350)

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$1,871	$530	$2,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	775	561	338
Stock-based compensation expenses	831	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,498	224	(1,039)
Unbilled accounts receivable	—	—	50
Prepaids and other current assets	(225)	486	122
Accounts payable	(25)	(68)	455
Accrued expenses and other long term liabilities	(283)	535	232
Accrued compensation	898	271	292
Deferred revenue	629	355	(1,199)

Net cash provided by operating activities	5,969	2,894	1,984

Cash Flows From Investing Activities:
Purchases of property and equipment	(424)	(1,982)	(449)
Proceeds from sale of short-term investments	1,850	—	—
Purchases of short-term investments	(8,686)	—	—

Net cash used in investing activities	(7,260)	(1,982)	(449)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	—	600	300
Principal payments on notes payable	(1,519)	(1,075)	(884)
Principal payments on capital lease obligations	—	—	(55)
Proceeds from the issuance of common stock	152	169	185
Dividends paid to preferred stockholders	(291)	(363)	(508)

Net cash used in financing activities	(1,658)	(669)	(962)

Effect of exchange rate changes on cash and cash equivalents	(54)	10	(21)

Net increase (decrease) in cash and cash equivalents	(3,003)	253	552
Cash and cash equivalents at the beginning of the year	10,832	10,579	10,027

Cash and cash equivalents at the end of the year	$7,829	$10,832	$10,579

Supplemental disclosures of non cash activities
Issuance of dividend to preferred stockholders in form of Series B Preferred Stock	$455	$375	$102

Accrued preferred stock dividend	$48	$48	$48

Supplemental disclosure of cash flow information
Cash paid for interest	$131	$167	$150

Cash paid for income taxes	$57	$146	$41

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug development, and commercialization efforts. Pharsight’s products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, for the development of in-vivo-in vitro correlations and the management of related datasets and workflow, for streamlined on-site validation of certain of our products, for the storage, management, and regulatory reporting of derived data and models in data repositories, and for dynamic visualization and communication of model-based product profiles. The Company’s software products and services utilize expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Pharsight Corporation was incorporated in California in April 1995 and reincorporated in Delaware in June 2000.

Pharsight operated in two operating segments through fiscal 2007, which are also its reportable segments: Software Products and Strategic Consulting Services. These segments were determined based on how management and the Company’s Chief Operating Decision Maker, CODM, who is the Company’s chief executive officer, view and evaluate the business.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our currently outstanding receivables. We make judgments as to our ability to collect receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining our allowances, we analyze our historical collection experience and current economic trends. The Company reduced its allowance for doubtful accounts during the year ended March 31, 2006 by $37,000 through a reduction in general and administrative expense due to management’s change in estimate of those accounts receivable at risk of not being collected. The allowance for doubtful accounts during the year ended March 31, 2007 and March 31, 2006 was $20,000, respectively.

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

Software Product Services Segment

We enter into arrangements for one-year software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have VSOE of fair value to allocate the fee to the separate elements, as we do not sell this PCS separately. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

We enter into arrangements consisting of perpetual or term-based licenses and PCS. We do not have VSOE of fair value to allocate the fee to the separate elements. We recognize revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product is delivered. For financial statement presentation purposes, revenues from arrangements that include perpetual licenses are allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses.

We enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognize revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services are completed and accepted by the customer. We currently do not have VSOE of fair value for PCS. For financial statement presentation purposes, revenues from arrangements that include perpetual and term-based licenses are allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS are recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues are recorded as services revenue in the statement of operations.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Judgments Affecting Revenue Recognition

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue is comprised of license fees (initial and renewal), which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes license and service fees for arrangements that include significant implementation services, which have not yet been completed. Long-term deferred revenue represents amounts received for maintenance and support services to be provided beginning in periods on or after April 1, 2007.

The principal components of deferred revenue at March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
License fees	$2,800	$3,078
Renewals	4,298	3,473
Training	40	4
Maintenance	650	557
Services	501	547

Total deferred revenue	$8,289	$7,659

Short-term deferred revenue	$8,289	$7,605
Long-term deferred revenue	—	54

Total deferred revenue	$8,289	$7,659

Shipping Costs

Shipping and handling costs are included under cost of license and renewal for all periods presented. These costs were insignificant in all periods presented.

Research and Development

Pharsight capitalizes eligible computer software development costs as products achieve technological feasibility, subject to net realizable value considerations. Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2007 and 2006, there were no such internal capitalizable costs. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying statements of operations as required by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended March 31,
	2007	2006	2005
Net income	$1,871	$530	$2,733
Preferred stock dividend	(746)	(738)	(610)

Net income (loss) attributable to common stockholders for basic computation	$1,125	$(208)	$2,123

Dilutive effect of preferred stock dividends	—	—	610
Net income (loss) attributable to common stockholders after assumed conversions for diluted computation	$1,125	$(208)	$2,733

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders for basic computation	19,770	19,421	19,122

Dilutive effect of:
Stock options and stock-based awards	1,792	—	1,922
As if converted preferred stock	—	—	7,465

Dilutive weighted-average common shares outstanding	21,562	19,421	28,509

Net income (loss) per share attributable to common stockholders
Basic	$0.06	$(0.01)	$0.11

Diluted	$0.05	$(0.01)	$0.10

Common equivalent shares (on an as-converted basis) have been excluded from the computation of diluted earnings per share in 2007 and 2006 because their effects are antidilutive.

The number of potential common shares excluded from the calculation of basic net income (loss) per share attributable to common stockholders at March 31, 2007, 2006 and 2005 is detailed in the following table (in thousands):

	March 31,
	2007	2006	2005
Outstanding options	2,694	2,357	2,244
Warrants	486	682	155
Redeemable convertible preferred stock	7,984	7,549	—

	11,164	10,588	2,399

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

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

Prior to April 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We generally recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share for the years ended March 31, 2006 and 2005 as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R “) using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the year ended March 31, 2007 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123R, we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS 123R, we use an accelerated expense attribution method. Results in prior periods have not been restated.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the impact of our adoption of SFAS 123R on selected condensed consolidated statement of operations line items for the year ended March 31, 2007 (in thousands, except per share data):

Year Ended March 31, 2007
SFAS 123R Adjustment
Income before income taxes:	$(831)
Net income:	$(831)
Net income attributable to common stockholders	$(831)
Basic earnings per share attributable to common stockholders	$(0.04)
Diluted earnings per share attributable to common stockholders	$(0.04)

As required by FAS 148, the following table illustrates the effect on net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting during fiscal 2006 and 2005 (in thousands, except per share amounts):

	Years Ended March 31,
	2006	2005
Net income (loss) attributable to common stockholders, as reported	$(208)	$2,123
Add back:
Stock-based employee compensation included in reported net income (loss)	—	—
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(927)	(670)

Pro forma net income (loss) attributable to common stockholders	$(1,135)	$1,453

Basic net income (loss) per share attributable to common stockholders
As reported	$(0.01)	$0.11

Pro forma	$(0.06)	$0.08

Diluted net income (loss) per share attributable to common stockholders
As reported	$(0.01)	$0.10

Pro forma	$(0.06)	$0.07

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP March 31,			Options March 31,
	2007	2006	2005	2007	2006	2005
Expected life (years)	0.49	0.49	0.50	2.69	3.14	3.25
Expected stock price volatility	59.14%	90.3%	122%	119.9%	200.8%	204.8%
Risk-free interest rate	5.07%	4.11%	3.13%	5.01%	3.81%	3.96%

Stock Options

The following is a summary of stock option activity during the year ended March 31, 2007:

	Numbers of Options Outstanding (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of 3/31/07 (in thousands)
Balance at April 1, 2006	4,385	$1.20	7.41
Options granted	1,573	1.37
Options exercised	(371)	0.36
Options canceled	(620)	1.26

Balance at March 31, 2007	4,967	$1.31	7.09	$2,430

Options vested and expected to vest at March 31, 2007	4,180	$1.30	6.79	$2,263

Options exercisable at March 31, 2007	2,851	$1.26	5.92	$1,965

The weighted average remaining amortization period was 2.55 years as of March 31, 2007. The Company had 2,851,000 exercisable options and the unamortized stock compensation was $1.4 million as of March 31, 2007. Cash received from exercise of stock options in fiscal 2007 was $135,000.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income and its components as part of the financial statements. Comprehensive income includes certain changes in equity that are excluded from net income. Pharsight’s comprehensive income consists of net income adjusted for the effect of foreign currency translation gains or losses.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company will adopt FIN 48 in the first quarter of fiscal 2008 and currently does not expect that the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2007	2006
Furniture and fixtures	$339	$339
Computers and equipment	7,187	6,762
Leasehold improvements	709	709

	8,235	7,810
Accumulated depreciation and amortization	(6,561)	(5,785)

	$1,674	$2,025

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

Pharsight sells its products and services primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers’ financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. To date, Pharsight has not experienced any significant losses with respect to these balances. For the year ended March 31, 2007, 2006 and 2005, respectively, Pharsight wrote off $0, $37,000 and $120,000 against the allowance for doubtful accounts.

The Company receives the majority of its revenue from a limited number of customers. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62%. In fiscal 2007, Pfizer, our largest customer, accounted for 17% of our total revenue, and Lilly, accounted for 11% of our total revenue. In fiscal 2006, Pfizer, accounted for 25% of our total revenue, and Lilly, accounted for 17% of our total revenue. In fiscal 2005, Pfizer accounted for 25% and Lilly accounted for 20% of our total revenue.

Three customers comprised 43% of accounts receivable at March 31, 2007. Three customers comprised 47% of accounts receivable at March 31, 2006.

5. Debt

The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $3 million in borrowings, secured by its accounts receivable. If the Company’s modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) is equal to 2.5:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 2.5:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding balance at March 31, 2007.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of March 31, 2007 was $92,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of March 31, 2007, the balance on this equipment credit facility was $300,000. The interest rate was 8.63% for both loans as of March 31, 2007.

On January 2, 2007, the Company and the Bank entered into the Sixth Amendment (the “Loan Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Loan Amendment amends in part Section 2.4 of the Loan and Security Agreement to lower the interest rate payable at a per annum rate of 0.375% above the prime rate on the advances, and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 24, 2008. In addition, the Loan Amendment amends in part Section 6.7 of the Loan and Security Agreement by deleting section 6.7(iii), “Tangible Net Worth” in its entirety. Furthermore, the Loan Amendment also provides for additional representation and warranties by the Company.

The Company must maintain a minimum modified quick ratio of 2:1. Certain of our assets, excluding intellectual property, secure both facilities. We were in compliance with all financial covenants as of March 31, 2007.

The amounts representing interest are based on year end rates. Future minimum payments under the Company’s term loans at March 31, 2007 are as follows (in thousands):

March 31,
2008	$312
2009	102

Total minimum payments	414
Less amounts representing interest	(22)

Present value of minimum payments	392
Less current portion	(292)

Long-term portion	$100

6. Commitments and Contingencies

Operating Leases

Pharsight leases its office facilities under noncancelable operating leases expiring through 2011. Minimum annual rental commitments at March 31, 2007 are as follows (in thousands):

March 31,
2008	$437
2009	462
2010	485
2011	365

Total minimum payments	$1,749

Rent expense was $351,000, $513,000 and $595,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of March 31, 2007 and 2006.

7. Preferred Stock

As of March 31, 2007 Pharsight is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors designated 2,000,000 shares as Series A preferred stock and 1,200,000 shares as Series B preferred stock. The Board of Directors may determine the rights and preferences of the remaining 1,800,000 shares of preferred stock, subject to limitations provided pursuant to the terms of the Series A and Series B preferred stock.

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

Dividends

The holders of the Series A Preferred are entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred is not entitled to the dividend payment right. During fiscal 2007, at the election of the Series A holders, the Company issued dividends of 72,568 shares of Series B Preferred Stock to Series A holders.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion

The holders of the Preferred Stock have the right to convert the Preferred Stock at any time into shares of common stock. The initial conversion rate is four to one, subject to proportional adjustments for stock splits, stock dividends and recapitalizations.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants

The Warrants are generally exercisable for a period of five years from the date of issuance at a per share price equal to $1.15, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. If not exercised after expiration date, the right to purchase the common stock will terminate. The Warrants contain a cashless exercise feature. The common stock issuable upon exercise of the Warrants are entitled to the benefits and subject to the terms of the Registration Rights described above. The earliest maturity date as of March 31, 2007 is September 27, 2011

Summary of Certain Preferred Stock and Warrant Accounting

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no deemed dividends recorded by the Company for the year ended March 31, 2007, 2006 and 2005. Deemed dividends were recorded by the Company for the year ended March 31, 2004 totaling approximately $339,000, representing accretion of the discount resulting from the value of the beneficial conversion feature. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were $746,000, $738,000 and $610,000 for the years ended March 31, 2007, 2006 and 2005. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

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

The Company will recognize the remaining $1.6 million value of the warrants when and if it becomes probable the warrants will be exercised and will recognize the $268,000 of issuance costs only if it becomes probable that the Series A Preferred will be redeemed.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series B Redeemable Convertible Preferred Stock

The following table depicts activities for Series B Preferred Stock for three years ended March 31, 2007:

Number of shares of Series B
Balance at March 31, 2004	36,281
Preferred Series B issued June 1, 2004	18,142

Balance at March 31, 2005	54,423
Preferred Series B issued September 1, 2005	18,142
Preferred Series B issued December 1, 2005	18,142
Preferred Series B issued March 1, 2006	18,142

Balance at March 31, 2006	108,849

Preferred Series B issued June 1, 2006	18,142
Preferred Series B issued September 1, 2006	18,142
Preferred Series B issued December 1, 2006	18,142
Preferred Series B issued March 1, 2007	18,142

Balance at March 31, 2007	181,417

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

8. Common Stock

Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2007, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	2,091
Stock option plans	2,694
Employee stock purchase plans	354
Redeemable convertible preferred stock	7,984

13,123

Warrants

No warrants have been granted during fiscal 2007, 2006 and 2005. The number of warrants outstanding was 2,091,000 for fiscal 2007, 2006 and 2005, respectively.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-employee directors are eligible to receive nonstatutory stock options with an exercise price equal to fair market value on the date of grant under the Incentive Plan. Each newly appointed director of Pharsight who is (i) not an employee of Pharsight, (ii) is not acting in the capacity of a consultant to Pharsight, and (iii) cannot exercise, individually or in affiliation with any entity or group of entities that exercises voting control over more than 20% of Pharsight’s voting stock (an “Independent Director”), receives a one-time grant of options to purchase 100,000 shares of common stock under the Incentive Plan, which vest monthly over a two-year period and have a maximum term of 10 years (the “Initial Grant”). A director, who was not independent when appointed who later becomes an Independent Director, will receive the Initial Grant at that time. In addition, each eligible director is also granted an option to purchase 10,000 shares of common stock on the day after each Annual Meeting of Stockholders, which vests in full on the first anniversary of the date of grant and has a maximum term of 10 years.

Pharsight has reserved 7,903,209 shares for grant under the Incentive Plan as of March 31, 2007. In 2003, the Board of Directors reduced the number of shares available for grant under the Incentive Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will increase automatically by the least of (i) 5% of the total number of common shares outstanding on that date, (ii) 2,000,000 shares, (iii) such fewer number of shares as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2007 and January 1, 2006, the number of shares reserved for issuance under the Incentive Plan increased by 704,822 and 785,630 shares, respectively.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the exercise in full of all unexercised options then held by him under the UK Plan and any share option plan (other than a savings-related share option plan) approved by the Inland Revenue under Schedule 9 and adopted by the Company or any Associated Company (as defined in the Plan) of the Company, shall not exceed 30,000 English Pounds.

A summary of Pharsight’s stock option activity and related information for the three fiscal years ended March 31, 2007, is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price per Share
Balance at March 31, 2004	3,531	$1.20
Options granted	1,195	1.28
Options exercised	(204)	0.67
Options canceled	(515)	2.05

Balance at March 31, 2005	4,007	1.11
Options granted	1,105	1.57
Options exercised	(218)	1.63
Options canceled	(509)	1.59

Balance at March 31, 2006	4,385	1.20
Options granted	1,573	1.37
Options exercised	(371)	0.36
Options canceled	(620)	1.26

Balance at March 31, 2007	4,967	$1.31

At March 31, 2007, 2006, and 2005, there were 2,693,741, 2,946,938, and 2,819,654 shares available for future option grants, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007 (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.06 - $0.06	750,000	6.07	$0.06	738,541	$0.06
$ 0.19 - $0.85	575,564	5.43	0.55	564,609	0.55
$ 0.88 - $1.30	433,000	6.97	1.00	277,518	0.96
$ 1.35 - $1.35	1,073,000	9.06	1.35	0	0.00
$ 1.40 - $1.42	69,900	6.37	1.40	31,900	1.40
$ 1.47 - $1.47	617,437	8.08	1.47	289,693	1.47
$ 1.48 - $1.63	692,249	7.60	1.54	337,123	1.57
$ 1.67 - $2.00	499,500	6.66	1.78	355,588	1.81
$ 2.15 - $8.25	246,167	3.00	4.94	246,167	4.94
$10.00 - $10.00	10,000	3.36	10.00	10,000	10.00

$ 0.06 - $10.00	4,966,817	7.09	$1.31	2,851,139	$1.26

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006, the number of excisable stock options was 2,576,288 and weighted average excise price per share was $1.15. As of March 31, 2005, the number of excisable stock options was 2,032,600 and weighted average excise price per share were $1.32.

Employee Stock Purchase Plan

In April 2000 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan became effective upon Pharsight’s initial public offering in August 2000.

Pharsight has reserved 600,000 shares for issuance under the Purchase Plan as of March 31, 2007. In 2003, the Board of Directors reduced the number of shares available for grant under the Purchase Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will be increased automatically by the least of (i) 1.5% of the number of shares of common stock outstanding on that date, (ii) 600,000 shares, (iii) a fewer number as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2007, the number of shares reserved for issuance under the Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 45,839, 43,917 and 70,779 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

In April 2001, the Board of Directors adopted the 2001 UK Employee Stock Purchase Plan (“UK Purchase Plan”). The UK Purchase Plan became effective immediately. Pharsight has reserved 130,000 shares for issuance under the UK Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the lesser of 1.5% of the number of shares of common stock outstanding on that date, 130,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2007, 2006 and 2005, the number of shares reserved for issuance under the UK Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the UK Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 3,667 and 1,620 in fiscal 2007 and fiscal 2006, respectively. There were no shares of common stock issued under the UK Purchase Plan in fiscal 2005.

The weighted average grant date fair value of stock option grants, as calculated using the Black-Scholes model, was as follows:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2007	2006	2005	2007	2006	2005
Weighted average fair value	$0.42	$0.72	$0.48	$0.97	$1.47	$1.21

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

Significant components of provision for income taxes are as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005
Current:
Federal	$53	$—	$44
State	34	9	30
Foreign	60	59	59

	$147	$68	$133

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Total	$147	$68	$133

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes is as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005
Tax expense (benefit) at U.S. statutory rate	$686	$220	$974
State taxes, net of federal expense	23	9	116
Stock based compensation	283	—	—
Benefit of net operating losses (Unbenefitted losses)	(861)	(190)	(961)
Other	16	29	4

	$147	$68	$133

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$7,961	$8,966
Research and development tax credits	907	886
Capitalized research and development	273	246
Amortization of intangible assets	334	383
Other	328	242

Total deferred tax assets	9,803	10,723
Valuation allowance	(9,803)	(10,723)

Net deferred tax assets	$—	$—

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance based on all available positive and negative evidence. As a result of this review, the net deferred tax assets have been fully offset by a valuation allowance at March 31, 2007. At such time management determines it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance for deferred tax assets decreased by approximately $920,000 and $326,000 in the year ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $55.5 million and $53.2 million respectively, which begin to expire in the fiscal 2007 through 2025.

We have federal and state research and development tax credit carryforwards of approximately $1.2 million and $728,000, respectively. The federal research and development credits begin to expire in fiscal 2012 through 2026, and the state credits can be carried forward indefinitely.

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

The Company’s Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, is its Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. The Company’s segments are designed to promote alignment of strategic objectives among development, sales, marketing and services organizations; provide for more timely and rational allocation of development, sales and marketing resources within businesses; and for long-term planning efforts on key objectives and initiatives. The segments are used to allocate resources internally and provide a framework to determine management responsibility. Intersegment sales costs are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of sales and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007, the Company operates in two operating segments, which is also its reportable segments: Software Products and Strategic Consulting. These segments were determined based on how management and its CODM view and evaluate Pharsight’s business.

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

The Company’s Strategic Consulting Services segment consists of consulting, training and process redesign conducted by its clinical and decision scientists in the application and implementation of its core decision methodology. The Company’s methodology enables customers to identify which uncertainties are greatest and matter most, and then to design development programs, trial sequences, and individual trials in such a way that those trials systematically reduce the identified uncertainties, in the most rapid and cost-effective manner possible.

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Year Ended March 31,
	2007				2006
	Software Products	Strategic Consulting Services	Corporate & Reconciling Amounts	Total	Software Products	Strategic Consulting Services	Corporate & Reconciling Amounts	Total
Revenues:
License, renewal and maintenance	$12,055	$—	$—	$12,055	$10,769	$—	$—	$10,769
Services	2,183	10,854	—	13,037	2,680	9,293	—	11,973

Total revenues	14,238	10,854	—	25,092	13,449	9,293	—	22,742
Gross profit	12,854	4,507	—	17,361	11,659	3,384	—	15,043
Income (loss) from operations	$2,060	$(414)	$—	$1,646	$1,774	$(1,173)	$(19)	$582

	Year Ended March 31, 2005
	Software Products	Strategic Consulting Services	Corporate & Reconciling Amounts	Total
Revenues:
License, renewal and maintenance	$9,790	$—	$—	$9,790
Services	2,288	10,515	—	12,803

Total revenues	12,078	10,515	—	22,593
Gross profit	10,102	4,730	—	14,832
Income (loss) from operations	$2,212	$894	$(115)	$2,991

Corporate and reconciling amounts include adjustments to state operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. Corporate and reconciling items to income (loss) from operations include unallocated general and administrative expenses of $0, $19,000 and $115,000 for the fiscal years ending 2007, 2006 and 2005, respectively.

Revenues from sales to customers by major geographic area were as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005
United States	$16,527	$17,360	$17,622
Europe	6,910	4,227	4,041
Other	1,655	1,155	930

	$25,092	$22,742	$22,593

All of the Pharsight’s significant long-lived assets are located within the United States.

12. 401(k) Plan

Pharsight has a 401(k) plan, which covers only US employees. Pharsight’s contributions to the plan are discretionary. Pharsight has made $29,000 in contributions to the plan in fiscal 2007.

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

The Company generally agrees to indemnify its customers against legal claims that the Company’s PKS software product infringes certain third-party intellectual property rights and accounts for its indemnification obligation under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. In the event of such a claim, the Company is obligated to pay those costs and damages finally awarded against customer in any such action that are specifically attributable to such claim, or those costs and damages agreed to in a monetary settlement of such action. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, in general, to refund the cost of the software paid to date upon the customer’s return of the software product. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs in all periods presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of reviewing and analyzing our system of internal controls as we prepare for our first management report on internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we currently expect to adopt in the fiscal year ending March 31, 2009. In this process we have identified areas of our internal controls requiring improvement, and are in the process of designing and documenting enhanced processes and controls to address these matters.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item concerning our directors, our code of ethics and corporate governance matters will be contained under the caption “Proposal One—Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) with respect to our 2007 Annual Meeting of Stockholders, and is incorporated by reference into this report. Information required under this Item concerning our Executive Officers is set forth in Part 1 above under the caption “Executive Officers of the Registrant” and is incorporated by reference herein. Information under this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Proposal One—Election of Directors—Director Compensation” and “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Share Ownership by Principal Stockholders and Management” and “Executive Compensation—Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions.” and “Proposal One—Election of Directors”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated by reference to the section of the Proxy Statement entitled “Proposal Three—Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements

Reference is made to page 46 under “Item 8-Financial Statements and Supplementary Data” for a list of all financial statements and schedules filed as a part of this report.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (page 83)

3. Exhibits

See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 2007

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

Signature	Title	Date

/S/ SHAWN M. O’CONNOR Shawn M. O’Connor	President, Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	June 22, 2007

/S/ WILLIAM FREDERICK William Frederick	Senior Vice President, Chief Financial Officer & Corporate Secretary (Principal Financial and Accounting Officer)	June 22, 2007

/S/ PHILIPPE O. CHAMBON, M.D., PH.D. Philippe O. Chambon, M.D., Ph.D.	Director	June 22, 2007

/S/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 22, 2007

/S/ DEAN O. MORTON Dean O. Morton	Director	June 22, 2007

/S/ ARTHUR H. REIDEL Arthur H. Reidel	Director	June 22, 2007

/S/ HOWARD B. ROSEN Howard B. Rosen	Director	June 22, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PHARSIGHT CORPORATION

March 31, 2007

(Amounts in thousands)

Description	Balance as of Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions (1)	Balance as of End of Year
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$20	$—	$—	$20

Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$(37)	$(37)	$20

Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$14	$140	$(60)	$94

(1)	Represents amounts written-off as uncollectible

INDEX TO EXHIBITS

Exhibit Number	Description Of Document

3.1	Amended and Restated Certificate of Incorporation of Pharsight (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

3.2	Bylaws of Pharsight (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

3.3	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A thereto (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

4.2	Form of Warrant for the Purchase of Shares of Common Stock (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.1*	Amended and Restated 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-118983) filed September 14, 2004).

10.2*	Amended and Restated 2000 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.3*	1997 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.4*	1995 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.5*	2000 CEO Non-Qualified Stock Option Plan (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-34896) filed July 13, 2000).

10.6*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.7	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002 (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.8	Letter Agreement, dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2003).

10.9	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement and Waiver, dated February 13, 2003 (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.10	Letter Agreement, dated May 22, 2003 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

Exhibit Number	Description Of Document

10.11	Amended and Restated Loan and Security Agreement, dated as of May 27, 2004, between Pharsight and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.12	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.13	Loan Modification Agreement, dated May 26, 2005, between Pharsight and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.14	Fourth Amendment to Loan and Security Agreement effective as of July 14, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2005).

10.15	Loan Modification Agreement effective as of June 20, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005).

10.16	Lease at 321 East Evelyn Avenue, Mountain View, California, by and between Pharsight and SFERS Real Estate Corporation, II, dated as of July 18, 2005 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.17*	Employment Letter, dated March 20, 2003, between Pharsight and Shawn O’Connor (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.18*	Additional Stock Grant Letter, dated June 16, 2003 between Pharsight and Shawn M. O’Connor (which is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.19*	Employment Letter, dated May 5, 2004, between Pharsight and Dan Weiner (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.20*	Offer Letter, dated April 15, 2005, between Pharsight and James Hayden (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.21*	Offer Letter, dated April 26, 2005, between Pharsight and Mark Hovde (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.22*	Offer Letter, dated April 5, 2006, between Pharsight and William Frederick. (which is incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on June 26, 2006).

10.22*	Sixth Amendment to Loan and Security Agreement effective as of January 2, 2007 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February, 12, 2007).

21.1	List of Subsidiaries.

23.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

Exhibit Number	Description Of Document

24.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.