Form 10-Q
period 2007-06-30
PHARSIGHT CORP
filed 2007-08-13
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of Registrant’s Common Stock outstanding as of August 8, 2007: 28,145,285

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pharsight Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,641	$7,829
Short-term investments	7,087	6,836
Accounts receivable, net of allowances of $20 at June 30, 2007 and March 31, 2007	3,402	3,087
Prepaid and other current assets	377	523

Total current assets	16,507	18,275
Property and equipment, net	1,541	1,674
Other assets	49	46

TOTAL ASSETS	$18,097	$19,995

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$798	$769
Accrued expenses	564	570
Accrued compensation	1,735	3,050
Deferred revenue	7,869	8,289
Current portion of notes payable	267	292

Total current liabilities	11,233	12,970

Notes payable, less current portion	50	100
Other long term liabilities	161	179

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares - 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at June 30, 2007 and March 31, 2007
Issued and outstanding shares - none and 1,996,079 at June 30, 2007 and March 31, 2007 respectively (none and 1,814,662 designated as Series A at June 30, 2007 and March 31, 2007, respectively, none and 181, 417 designated as Series B at June 30, 2007 and March 31, 2007 respectively)	—	7,096

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value:
Authorized shares - 1,800,000 at June 30, 2007 and March 31, 2007
Issued and outstanding shares - none at June 30, 2007 and March 31, 2007
Common stock, $0.001 par value:
Authorized shares - 120,000,000 at June 30, 2007 and March 31, 2007
Issued and outstanding shares - 28,129,744 and 20,020,153 at June 30, 2007 and March 31, 2007 respectively	28	20
Additional paid-in capital	81,417	74,027
Accumulated other comprehensive loss	(81)	(69)
Accumulated deficit	(74,711)	(74,328)

Total stockholders’ equity	6,653	(350)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$18,097	$19,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	June 30, 2007	June 30, 2006
Revenues:
License	$1,211	$1,218
Renewal	1,686	1,289
Maintenance	290	236
Services	2,863	2,685

Total revenues	6,050	5,428

Cost of revenues:
License, renewal, maintenance	65	59
Services	2,238	1,697

Total cost of revenues (1)	2,303	1,756

Gross profit	3,747	3,672
Operating expenses:
Research and development (1)	1,190	955
Sales and marketing (1)	1,589	1,563
General and administrative (1)	1,446	1,488

Total operating expenses	4,225	4,006

Income (loss) from operations	(478)	(334)
Other income (expense):
Interest income	170	160
Interest expense	(8)	(40)
Other expense, net	(57)	(17)

Total other income (expense)	105	103

Net income (loss) before income taxes	(373)	(231)
Provision for income taxes	(10)	(7)

Net income (loss)	(383)	(238)
Preferred stock dividend	(207)	(184)
Deemed dividend from preferred stock conversion	(6,993)	—

Net income (loss) attributable to common stockholders	$(7,583)	$(422)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.37)	$(0.02)

Diluted	$(0.37)	$(0.02)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	20,395	19,646

Diluted	20,395	19,646

(1) Allocation of stock-based compensation expense:
Cost of revenues	$23	$44
Research and development	24	17
Sales and marketing	113	73
General and administrative	72	75

Total	$232	$209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$(383)	$(238)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	215	184
Stock-based compensation expense	232	209
Net impact of preferred stock conversion	41	—
Changes in operating assets and liabilities:
Accounts receivable, net	(315)	1,191
Prepaids and other current assets	143	(130)
Accounts payable	29	(544)
Accrued expenses	25	(140)
Accrued compensation	(1,315)	(619)
Deferred revenue	(420)	(212)

Net cash used in operating activities	(1,748)	(299)

Cash Flows from Investing Activities:
Purchases of property and equipment	(82)	(42)
Purchases of investments	(3,551)	(1,259)
Proceeds from sale of short-term investments	3,300	—

Net cash used in investing activities	(333)	(1,301)

Cash Flows from Financing Activities:
Repayments of notes payable	(75)	(294)
Proceeds from sale of common stock	53	55
Dividends paid in cash to preferred stockholders	(73)	(73)

Net cash used in financing activities	(95)	(312)

Effect of change in exchange rates on cash and cash equivalents	(12)	(9)
Net decrease in cash and cash equivalents	(2,188)	(1,921)
Cash and cash equivalents, beginning of period	7,829	10,832

Cash and cash equivalents, end of period	$5,641	$8,911

Supplemental disclosures of non cash activities:
Issuance of dividend to preferred stockholders in form of stock	134	111
Accrued preferred stock dividend	—	48

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug development and commercialization efforts. Pharsight’s products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, for the development of in-vivo-in-vitro correlations and the management of related datasets and workflow, for streamlined on-site validation of certain of our products, for the storage, management, and regulatory reporting of derived data and models in data repositories, and for dynamic visualization and communication of model-based product profiles. The Company’s software products and services utilize expertise in the sciences of pharmacology, drug and disease modeling, human genetics, biostatistics and strategic decision-making. Pharsight Corporation was incorporated in California in April 1995 and reincorporated in Delaware in June 2000.

Beginning fiscal 2008, Pharsight started to operate in three operating segments, which are also its reportable segments: Software Products, Strategic Consulting Services and Reporting and Analysis Services. These segments were determined based on how management and the Company’s Chief Operating Decision Maker, (“CODM”), who is the Company’s chief executive officer, view and evaluate the business.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2008, or any other period.

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

Revenue Recognition

Our revenues are derived from four primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS), (2) services related to scientific and training consulting and software deployment, (3) Strategic Consulting Services and (4) Reporting and Analysis Services.

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

Strategic Consulting Services Segment

We enter into arrangements for Strategic Consulting Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Reporting and Analysis Services Segment

We enter into arrangements for Reporting and Analysis Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

Deferred Revenue

Deferred revenue is comprised of deferred license fees (initial, renewal) and maintenance and support, which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes deferred license and service fees for arrangements that include significant implementation services, which have not yet been completed.

The principal components of deferred revenue were as follows (in thousands):

	June 30, 2007	March 31, 2007
License	$2,524	$2,800
Renewals	4,209	4,298
Training	23	40
Maintenance	549	650
Services	564	501

Total deferred revenue	$7,869	$8,289

Earnings Per Share

Basic earnings per share attributable to common stock is computed by dividing net income or loss attributable to common stockholders for the period by the weighted-average number of shares of vested common stock (i.e. not subject to a right of repurchase) outstanding during the period.

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

On June 27, 2007, the Company converted 1,814,662 shares of Series A Convertible Preferred Stock and 199,559 shares of Series B Convertible Preferred Stock into common stock as a result of the election to convert all such shares into common stock by our preferred stockholders. The total number of restricted unregistered shares of common stock issued as a result of this conversion was 8,056,884.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2007	June 30, 2006
Net income (loss)	$(383)	$(238)
Preferred stock dividend	(207)	(184)
Deemed dividend from preferred stock conversion	(6,993)	—

Net income (loss) attributable to common for basic computation	$(7,583)	$(422)

Dilutive effect of preferred stock dividends	—	—

Weighted average common shares outstanding	20,395	19,646
Diluted effect of:
Stock options and stock-based awards in the periods ended	—	—

Dilutive weighted-average common shares outstanding	20,395	19,646

Net Income (loss) per share attributable to common stockholders
Basic	$(0.37)	$(0.02)

Diluted	$(0.37)	$(0.02)

Common equivalent shares have been excluded from the computation of diluted earnings per share at June 2007 and 2006 as the effect of including such shares would be antidilutive due to a loss recorded in these periods.

The number of potential common stock shares excluded from the calculation of net income (loss) per share attributable to common stockholders at June 30, 2007 and 2006 due to antidilution is detailed in the following table (in thousands):

	June 30,
	2007	2006
Outstanding options	1,250	3,843
Warrants	717	412
Redeemable convertible preferred stock	—	7,718

	1,967	11,973

Stock Based Compensation

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

Effective April 1, 2006, we adopted the fair value recognition provisions under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 123R, Share-Based Payment, (“FAS 123R”). We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical volatilities, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after April 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

The below table summarized the stock-based expenses recorded during the first quarter of fiscal 2008 and 2007:

	Three Months Ended
	June 30, 2007	June 30, 2006
Cost of revenues	$23	$44
Research and development	24	17
Sales and marketing	113	73
General and administrative	72	75

Total	$232	$209

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP Three Months Ended June 30,		Options Three Months Ended June 30,
	2007	2006	2007	2006
Expected life (years)	0.49	0.49	4.81	2.69
Expected stock price volatility	59.07%	79.22%	167.92%	125.36%
Risk-free interest rate	4.95%	5.24%	5.02%	5.18%

Stock Options

The following is a summary of stock option activity during the three months ended June 30, 2007:

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of 06/30/07 (in thousands)
Balance at March 31, 2007	4,967	$1.31
Options granted	1,060	$1.76
Options exercised	(53)	$1.02
Options canceled	(81)	$1.99

Balance at June 30, 2007	5,893	$1.39	7.51	$3,556

Options vested and expected to vest at June 30, 2007	4,874	$1.36	7.2	$3,234

Options exercisable at June 30, 2007	3,154	$1.25	6.2	$2,717

The weighted average remaining amortization period was 2.74 years as of June 30, 2007. The Company had 3,153,808 exercisable options and the unamortized stock compensation was $2.5 million as of June 30, 2007.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the Company to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income. The Company’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of foreign currency translation gains or losses and unrealized gains or losses on available-for-sale investments.

Concentrations of Credit Risk

The Company receives a substantial amount of its revenue from a limited number of customers. For the three months ended June 30, 2007 and 2006 sales to the Company’s top two customers accounted for 14% and 24% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 27% and 40% of total revenue, respectively. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62%.

Our top two customers comprised 9% and 20% of total accounts receivable at June 30, 2007 and 2006, respectively. Three customers comprised 43% and 47% of total accounts receivable at March 31, 2007 and 2006 respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company adopted FIN 48 in the first quarter of fiscal 2008 which did not have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations and we do not believe it will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations and we do not believe it will have a material effect on our consolidated financial statements.

In July 2007, the Securities and Exchange Commission approved the Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements” (“AS 5”) from the Public Company Accounting Oversight Board (“PCAOB”). It replaces the PCAOB’s previous internal control auditing standard, Auditing Standard No. 2. The new standard applies to audits of all companies required by SEC rules to obtain an audit of internal control. AS 5 is a principles-based framework that focuses the internal control audit on the most important matters and eliminates procedures that are unnecessary to achieve the intended benefits.

2. NOTES PAYABLE

The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $5 million in borrowings, secured by its accounts receivable. If the Company’s modified quick ratio (defined as cash and cash equivalents and investments plus accounts receivable, divided by total current liabilities, including all bank debt but excluding deferred revenue) is equal to 2.5:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 2.5:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding balance under this credit facility as of June 30, 2007.

The Company had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of June 30, 2007 was $67,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of June 30, 2007, the balance on this equipment credit facility was $250,000. The interest rate was 8.63% for both loans as of June 30, 2007.

On January 2, 2007, the Company entered into the Sixth Amendment (the “Sixth Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between Silicon Valley Bank and the Company, as amended (the “Loan and Security Agreement”). The Sixth Amendment amends in part Section 2.4 of the Loan and Security Agreement to lower the interest rate payable at a per annum rate of 0.375% above the prime rate on the advances and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 24, 2008. In addition, the Sixth Amendment amends in part Section 6.7 of the Loan and Security Agreement by deleting section 6.7(iii), “Tangible Net Worth” in its entirety. Furthermore, the Loan Amendment also provides for additional representation and warranties by the Company.

On June 21, 2007, the Company and the Bank entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment”). The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from $3 million to $5 million.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

On June 27, 2007, all of the holders of preferred stocks elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, our outstanding shares of common stock increased by 8,056,884 shares and we recorded a $7 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the shareholders in the calculation of earning per shares.

As of June 30, 2007, the total number of the warrants outstanding is 2 million with an excisable price of $1.15 per share, originally exercisable for a period of five years from issuance. The expiration date of the warrants was extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. The Company’s registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002. If not exercised after the extended expiration date, the right to purchase the common stock will terminate. The warrants contain a cashless exercise feature. The common stock issuable upon exercise of the warrants is entitled to the benefits and is subject to the terms of the registration rights.

4. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the United States. Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

The Company’s CODM, as defined by SFAS No. 131, is its chief executive officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and gross profit. The Company’s segments are designed to promote better alignment of strategic objectives between development, sales, marketing and services organizations; provide for more timely and rational allocation of development, sales and marketing resources within businesses; and for long-term planning efforts on key objectives and initiatives. The segments are used to allocate resources internally and provide a framework to determine management responsibility.

The Company operates in three operating segments, which are also its reportable segments: Software Products, Strategic Consulting Services and Reporting and Analysis Services. These segments were determined based on how management and its CODM view and evaluate the Company’s business.

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

The Company’s Reporting and Analysis Services segment was launched in the first quarter of fiscal 2008. It addresses the full spectrum of client needs for modeling and simulation in regulatory reports such as those required in Section 5 of the Common Technical Document. These services meet growing customer demands for analysis and reporting of pharmacokinetic/pharmacodynamic data generated in clinical and preclinical studies supporting new drug approvals. These studies include toxicokinetic, single- and multiple-ascending dose, drug-drug interaction, renal and hepatically impaired, fed-fasted, bioequivalence/bioavailability, QT prolongation, and others.

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended June 30,
	2007				2006
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$3,187	$—	$—	$3,187	$2,743	$—	$—	$2,743
Services	509	2,145	209	2,863	303	2,382	—	2,685

Total revenues	3,696	2,145	209	6,050	3,046	2,382	—	5,428
Gross profit	3,223	562	(38)	3,747	2,803	869	—	3,672

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2007 and March 31, 2007.

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

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services and reporting and analysis services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s proprietary software products include Trial Simulator for clinical trial simulation and computer-aided trial design; WinNonlin and WinNonMix for the statistical analysis and mathematical modeling of PK/PD data; IVIVC Toolkit for WinNonlin for the development of in vivo-in vitro correlations and the management of related datasets and workflow; WinNonlin Validation Suite for streamlined on-site validation of WinNonlin; Pharsight Knowledgebase Server (PKS), WinNonlin Autopilot, PKS Reporter and PK Automation for the storage, management, analysis, and regulatory reporting of derived data and models in data repositories; PKS Validation Suite for streamlined on-site validation of PKS; and Drug Model Explorer for dynamic visualization and communication of model-based product profiles. Our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

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

For reporting purposes, we operate in three business segments: Software Products, Strategic Consulting Services, and Reporting and Analysis Services. Our Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making and workflows required to perform, analyze, and report on the clinical tests needed to bring drugs to market. Our Strategic Consulting segment consists of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. Reporting and Analysis Services was launched in the beginning of fiscal 2008 to address client needs for modeling and simulation in the production of reports submitted to regulatory authorities to gain marketing authorization. In the production of these analyses and reports, our Reporting and Analysis Services group often makes use of Pharsight software products. These segments were determined based on how management and our Chief Operating Decision Maker, or (“ CODM”), who is our Chief Executive Officer, view and evaluate our business.

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on Nasdaq. In November 2002, our common stock ceased to trade on Nasdaq and it is currently traded on the Over-The-Counter Bulletin Board system. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3 rd Floor, Mountain View, CA 94041-1530.

Financial Highlights for Fiscal First Quarter 2008

•	Our revenue for the first quarter of fiscal 2008 was $6.1 million, an increase of 11% compared with revenue of $5.4 million in the first quarter of fiscal 2007.

•	Our gross margin in the first quarter of fiscal 2008 was 62% compared with a gross margin of 68% for the first quarter of fiscal 2007.

•	Our net loss for the first quarter was $383,000 compared to a net loss of $238,000 in the first quarter of fiscal 2007.

•

All preferred stockholders elected to converted their shares of convertible preferred stock into shares of common stock in June 2007. As a result of the conversion, we recorded a $7 million presented as a deemed dividend representing the difference between the fair market value of the common stock on the date of conversion and the face value of the convertible preferred stock.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005, 2006 and 2007. Prior to that time we had incurred losses since our inception. We currently have an accumulated deficit of approximately $74.7 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

We achieved positive annual operating cash flow since fiscal 2004; however, we experienced negative operating cash flow in the first quarter of fiscal 2008 due to timing of working capital related payments during the quarter. We believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some which are outside of our control, such as the state of the overall economy, the demand for our products and services and the length and lack of predictability of our sales cycle. As of June 30, 2007, we had $12.7 million in cash, cash equivalent and short-term investments and the limit of our line of credit has been increased to $5 million.

While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, software revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in software project deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter. Many customers are engaged in fixed fee contracts and consequently, SCS revenue this quarter was impacted by milestones that were not completed as expected during the quarter primarily due to client decisions. We have seen a trend develop where more of our projects have become fixed-fee or milestone based, as a result, the timing of completion on milestones may cause fluctuations in quarterly SCS revenue.

We generate a significant portion of our revenue from a limited number of customers. Although we have been diversifying our customer base, a significant portion of our revenue may continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may reduce the number of our existing and potential customers. The loss of one of our large customers would hurt our business and may prevent us from achieving or sustaining profitability.

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

Our customers may also expand their internal drug development organizations to include functions and individuals that might perform services similar to those performed by our Strategic Consulting Services group and Reporting and Analysis Services group. As a result, our consulting business could have difficulty sustaining its current levels of revenues, or increasing its revenues in the future. Unanticipated delays in consulting project schedules may have significant impact to the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter.

The pharmaceutical industry in general has recently experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks, more and more time-consuming safety and efficacy testing requirements in drug development, and patent expiries on significant portions of their marketed drugs. Our customers may, as a result, experience reductions in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

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

Revenue Recognition

Our revenues are derived from four primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS), (2) services related to scientific and training consulting and software deployment, (3) strategic consulting services and (4) reporting and analysis services.

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

For arrangements consisting solely of services, we recognize revenue as consulting services are performed. Arrangements for these consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

We have two international distributors. There is no right of return or price protection for sales to the international distributors. Revenue on sales to these distributors are recognized ratably over the license term when the software is delivered to the distributors and other revenue recognition criteria are met.

Strategic Consulting Services Segment

We enter into arrangements for Strategic Consulting Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

Reporting and Analysis Services Segment

We enter into arrangements for Reporting and Analysis Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

Revenues:

	Three Months Ended
(In thousands, except percentages)	June 30, 2007		June 30, 2006		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$3,187	53%	$2,743	51%	16%
Services	2,863	47%	2,685	49%	7%

Total revenues	$6,050	100%	$5,428	100%	11%

Software Products segment revenues:
License, renewal and maintenance	$3,187	53%	$2,743	50%	16%
Services	509	8%	303	6%	68%

Total Software Products segment revenues	$3,696	61%	$3,046	56%	21%

Strategic Consulting Services segment revenues	$2,145	36%	$2,382	44%	-10%

Reporting and Analysis Services segment revenues	$209	3%	$—	0%	100%

Total revenues

Revenue for the first quarter of fiscal 2008 increased approximately 11% to $6.1 million, compared to $5.4 million in the first quarter of fiscal 2007. This increase was primarily attributable to a $650,000 increase in Software Products revenue and a $209,000 increase in Reporting and Analysis Services revenue, partially offset by a $237,000 decrease in Strategic Consulting Services revenue.

Software Products segment revenues

License, renewal and maintenance revenues. For the first quarter of fiscal 2008, software product revenues increased to $3.2 million from $2.7 million in the first quarter of fiscal 2007, primarily as a result of the growth in our customer base and our license renewal rates remain high. In addition, we introduced WinNonlin AutoPilot, or AutoPilot in the first quarter of fiscal 2008.

Desktop products revenue increased by $188,000 to $2.1 million during the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007. The increase is primarily due to a $232,000 increase in renewals, offset by a $41,000 decrease in initial licenses.

PKS software products revenues increased to $888,000 in the first quarter of fiscal 2008, from $663,000 in the same quarter of fiscal 2007. The increase in PKS software products revenues is mainly due to an increase of $124,000 in renewals by our existing customers as a result of a larger customer base as compared to the same quarter of fiscal 2007.

DMX software revenues remained relatively consistent at $200,000 in the first quarter of fiscal 2008, compared to $196,000 in the first quarter of fiscal 2007.

Services revenues. Software services revenues were $509,000 in the first quarter of fiscal 2008, compared to $303,000 in the first quarter of fiscal 2007. The increase is due to an increase in the completion of PKS projects and various deployment contracts executed during the first quarter of 2008 as compared to the same quarter in fiscal 2007.

Strategic Consulting Services segment revenues

Strategic Consulting Services segment revenues were $2.1 million in the first quarter of fiscal 2008, compared to $2.4 million in the first quarter of fiscal 2007. The decrease was primarily due to a decrease in spending of approximately $400,000 on consulting services by our two largest customers, Pfizer and Eli Lilly, partially offset by a $200,000 increase from other customers. Many customers are engaged in fixed fee contracts and consequently, Strategic Consulting Services revenue recognized this quarter was impacted by milestones that were not completed as expected during the quarter primarily due to client decisions. More of our projects have become fixed-fee or milestone based, as a result, the timing of completion of milestones may cause fluctuations in quarterly Strategic Consulting Services revenue.

Reporting and Analysis Services segment revenues

Reporting and Analysis Services segment was launched in the first quarter of fiscal 2008 and the total revenue generated was $209,000.

Cost of Revenues:

	Three Months Ended		% Change	% of Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2007	June 30, 2006		June 30, 2007	June 30, 2006
Total revenues	$6,050	$5,428	11%

License, renewal and maintenance	65	59	10%	2%	2%
Services	2,238	1,697	32%	78%	63%

Total cost of revenues	$2,303	$1,756	31%	38%	32%

Cost of Software Products Services segments revenues:
License, renewal and maintenance	65	59	10%	2%	2%
Services	408	184	122%	80%	61%

Cost of Software Products Services segment	$473	$243	95%	13%	8%

Cost of Strategic Consulting Services segment	$1,583	$1,513	5%	74%	64%

Cost of Reporting and Analysis Services segment	$247	$—	100%	118%	—

Total cost of revenues

Total cost of revenues was $2.3 million for the first quarter of fiscal 2008, compared to $1.8 million in the first quarter of fiscal 2007. Cost of revenues is comprised mainly of payroll and payroll related expenses plus royalty expense and shipping costs. Also included is the allocation of $23,000 of stock-based compensation expense in the first quarter of fiscal 2008, compared to $44,000 in the first quarter of fiscal 2007.

Software Products segment

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license, renewal and maintenance revenues was $65,000 for the first quarter of fiscal 2008, compared to $59,000 in the first quarter of fiscal 2007. The increase is primarily due to increased license, renewal and maintenance revenues in the first quarter of fiscal 2008.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, facilities and overhead costs associated with our deployment services group. Cost of services revenue was $408,000 for the first quarter of fiscal 2008, compared to $184,000 in the first quarter of fiscal 2007. The increase is due to an increase in department headcount and increased travel expenses.

Strategic Consulting Services segment

Cost of services for our Strategic Consulting Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our Strategic Consulting Services segment was $1.6 million for the first quarter in fiscal 2008, compared to $1.5 million for the first quarter in fiscal 2007. The increase is primarily due to an increase in department headcount.

Reporting and Analysis Services segment

Cost of services for our Reporting and Analysis Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our reporting and analysis personnel. Cost of services for our Reporting and Analysis segment was $247,000 for the first quarter in fiscal 2008.

Operating expenses

Research & development

	Three Months Ended		% Change	% of Total Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2007	June 30, 2006		June 30, 2007	June 30, 2006
Total revenues	$6,050	$5,428	11%

Total R&D expenses	$1,190	$955	25%	20%	18%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses. Also included is the allocation of $24,000 of stock-based compensation expense in the first quarter of fiscal 2008 compared to $17,000 in the same quarter of fiscal 2007. The Strategic Consulting Services segment and Reporting and Analysis Services segment do not engage in research and development activities, nor is any such expense allocable to these segments.

Research and development expenses were $1.2 million for the first quarter of fiscal 2008 compared to $955,000 for the first quarter of fiscal 2007. The increase in research and development expenses for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to a $86,000 increase in payroll related expense and a $144,000 increase of third party consulting expenses related to the development of AutoPilot.

Sales and marketing

	Three Months Ended		% Change	% of Total Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2007	June 30, 2006		June 30, 2007	June 30, 2006
Total revenues	$6,050	$5,428	11%

Total sales and marketing	$1,589	$1,563	2%	26%	29%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs. Also included is $113,000 in stock-based compensation expense in the first quarter of fiscal 2008 compared to $73,000 in the first quarter of fiscal 2007.

Sales and marketing expenses remained relatively constant at $1.6 million in the first quarter of fiscal 2008 and the corresponding quarter of fiscal 2007.

General and administrative

	Three Months Ended		% Change	% of Total Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2007	June 30, 2006		June 30, 2007	June 30, 2006
Total revenues	$6,050	$5,428	11%

Total general and administrative	$1,446	$1,488	(3)%	24%	27%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting fees. Also included is the allocation of $72,000 of stock-based compensation expense in the first quarter of fiscal 2008, compared to $75,000 in the first quarter of fiscal 2007.

During the first quarter of fiscal 2008, general and administrative expenses slightly decreased to $1.4 million compared to $1.5 million in the first quarter of fiscal 2007. The decrease in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily the result of a decrease in third party consulting expenses.

Provision for Income Taxes

Year over year comparison for the three months ended June 30, 2007 (in thousands):

	Three Months Ended June 30,
	2007	2006
Provision for income taxes	$(10)	$(7)

Provisions for income taxes for the three months ended June 30, 2007 and 2006 were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

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

Summarized cash, working capital and cash flow information is as follows (in thousands):

	June 30 2007	% Change	March 31, 2007	$ Change
Cash and cash equivalents	$5,641	(28)%	$7,829	$(2,188)

Short-term investments	$7,087	4%	$6,836	$251

Working capital	$5,274	(1)%	$5,305	$(31)

	Three Months Ended
	June 30
	2007	% Change	2006
Net cash used in operating activities	$(1,748)	485%	$(299)	$(1,449)

Net cash used in investing activities	$(333)	(74)%	$(1,301)	$968

Net cash used in financing activities	$(95)	(70)%	$(312)	$217

Cash, Cash Equivalents and Short-Term Investments. As of June 30, 2007, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate notes and bonds, government securities and other debt securities with an original maturity at the time of purchase of over three months. The decrease in our cash, cash equivalents and short-term investments in the first quarter of fiscal 2008 compared to first quarter of fiscal 2007 was primarily due to our investment of $7.1 million in short-term investments and payment of approximately $1.6 million for accrued compensation. Our working capital, defined as current assets less current liabilities, remained relatively constant at $5.3 million at June 30, 2007 and 2006, respectively.

Cash Flows for Operating Activities. Cash used in operating activities increased in the first quarter of fiscal 2008 as compared to the same quarter of fiscal 2007 primarily due to the net loss of $383,000 during the first quarter of fiscal 2008, the $1.3 million decrease in accrued compensation; in addition, there was a decrease of $420,000 in deferred revenue.

Cash Flows for Investing Activities. Cash used in investing activities during the first quarter of fiscal 2008 were primarily related to purchases and sale of short-term investments and miscellaneous asset purchases of capital equipment necessary for our ongoing operations.

Cash Flows for Financing Activities. Cash used in financing activities in the first three months of fiscal 2008 were primarily a result of payments against our outstanding loan facilities with Silicon Valley Bank and payments of dividends to our preferred stockholders, offset by proceeds from sales of common stock.

Credit Facilities and Loans. We have a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $5 million in borrowings, secured by eligible accounts receivable. If our modified quick ratio is equal to 2.5:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 2.5:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility at of June 30, 2007.

We had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, we secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of June 30, 2007 was $67,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. As of June 30, 2007, the balance on this equipment credit facility was $250,000.

On January 2, 2007, we entered into the Sixth Amendment (the “Sixth Amendment”) to the Loan and Security Agreement, effective as of May 24, 2004 by and between the Company and Silicon Valley Bank, as amended (the “Loan and Security Agreement”). The Sixth Amendment amends in part Section 2.4 of the Loan and Security Agreement to lower the interest rate payable at a per annum rate of 0.375% above the prime rate on the advances, and amends Section 13.1 of the Loan and Security Agreement by changing the “Revolving Maturity Date” to May 24, 2008. In addition, the Sixth Amendment amends in part Section 6.7 of the Loan and Security Agreement by deleting section 6.7(iii), “Tangible Net Worth” in its entirety. Furthermore, the Loan Amendment also provides for additional representation and warranties by the Company.

On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment “) with the Bank. The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from $3 million to $5 million.

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

On June 27, 2007, all of the holders of preferred stocks elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, our outstanding shares of common stock increased by 8,056,884 shares and we recorded a $7 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the shareholders in the calculation of earning per shares.

As of June 30, 2007, the total number of the warrants outstanding is 2 million with an excisable price of $1.15 per share, originally exercisable for a period of five years from issuance. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. The Company’s registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002.

Contractual Commitments. As of June 30, 2007, we had operating leases of our facilities that expire at various times through fiscal years 2010 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three months ended June 30, 2007, we recorded lease expense related to these arrangements of $90,000.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of June 30, 2007 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
Notes payable	$317	$267	$50	$—
Operating leases	1,650	449	1,002	199

Total commitments	$1,967	$716	$1,052	$199

Short Term and Long Term Liquidity. We believe that the combination of our cash, cash equivalents and short-term investments, and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the company over the past several fiscal years, we generated positive annual operating cash flow for fiscal 2007, fiscal 2006 and 2005. However, we experienced negative operating cash flow in the first quarter of fiscal 2008 due to timing of normal payments during the quarter. There is no assurance that we can continue to maintain positive cash flow quarterly or annually. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had cash, cash equivalents and short-term investments totaling $12.7 million at June 30, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of reviewing and analyzing our system of internal controls as we prepare for our first management report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2008. At the end of fiscal 2009, we need to complete the procedures under Section 404 of the Sarbanes – Oxley Act of 2002 as the initial attestation report from external auditor on our internal controls will be required.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

We commenced our operations in April 1995 and incurred net losses for every quarter until attaining profitability in the fourth quarter of fiscal 2004. While we have maintained annual profitability for fiscal 2005, 2006 and 2007, as of June 30, 2007, we had an accumulated deficit of $74.7 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products. If these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

We receive a substantial majority of our revenue from a limited number of customers. During the first quarter of fiscal 2008, sales to our top two customers accounted for 9% and 5%, respectively. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62% of total revenue, respectively. In fiscal 2007, Pfizer, our largest customer, accounted for 17% of our total revenue, and Eli Lilly accounted for 11% of our total revenue. In fiscal 2006, Pfizer accounted for 25% of our total revenue and Eli Lilly accounted for 17% of our total revenue. In fiscal 2005, Pfizer accounted for 25% and Eli Lilly accounted for 20% of our total revenue. Consequently, we are dependent on Pfizer and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may further reduce the number of our existing and potential customers. If we do not generate as much revenue from these major customers as we expect to, if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenue for fiscal 2007, 2006 and 2005 were approximately 34%, 24% and

22%, respectively. International sales of our products and services as a percentage of our total revenue for the first quarter of fiscal 2008 was 29%. We have a total of 15 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

In July 2007, the Securities and Exchange Commission approved the Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements” (“AS 5”) from the Public Company Accounting Oversight Board (“PCAOB”). It replaces the PCAOB’s previous internal control auditing standard, Auditing Standard No. 2. The new standard applies to audits of all companies required by SEC rules to obtain an audit of internal control. AS 5 is a principles-based framework that focuses the internal control audit on the most important matters and eliminates procedures that are unnecessary to achieve the intended benefits. It provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new PCAOB Auditing Standard No. 5. If we are not able to comply with the requirements of Section 404 in a timely manner or if our independent registered public accounting firm is not able to complete the procedures required by PCAOB Audit Standard No. 5 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

Risks Related to Our Stock

Our common stock is traded on the Over-the-Counter Bulletin Board system, and has experienced reduced trading volumes and stock price since it began to be traded there.

On November 8, 2002 our stock was removed from trading on Nasdaq as a result of failure to meet the continuing listing requirements, and our common stock is now quoted on the Over-the-Counter Bulletin Board system. Our common stock does not experience large trading volumes. In addition, our delisting from Nasdaq has caused the loss of our exemption from the provisions of Section 2115 of the California Corporations Code, which imposes particular aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors is no longer classified and our stockholders elect all of our directors at each annual meeting, (ii) our stockholders are entitled to cumulative voting, and (iii) we are subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions. Some of these changes may impact any possible transaction involving a change of control of Pharsight, which could negatively impact your investment. Other consequences include a reduction in analyst coverage, a lower share price as a result of lower trading volumes, and the loss of certain state securities law exemptions available to us while our securities were traded on Nasdaq, which may impact our ability to provide for future issuances of our securities, among other consequences.

Should we decide to list our common stock on the Nasdaq, the criteria for listing may be difficult for us to achieve.

The market price of our common stock has been lower than the required minimum bid price for listing on Nasdaq, and the reduced trading volumes that we currently experience may prevent our stock from reaching the required minimum bid price. We may be required to restructure our capital or debt structure in order to list on Nasdaq. There is no guarantee that we would be able to effect such restructuring under terms as favorable as our current equity and debt, if at all.

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

Insiders hold a majority portion of our stock, which may negatively affect your investment.

Entities affiliated with two of our directors beneficially own or control approximately 51% of our outstanding common stock as of June 30, 2007. If these parties choose to act or vote together, they will have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. This ability may have the effect of delaying or otherwise influencing a possible change in control transaction, which may or may not be favored by our other stockholders. In addition, without the consent of these parties, we would likely be prevented from entering into transactions that could result in our stockholders receiving a premium for their stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to the stockholders at our annual meeting of stockholders held on August 8, 2007. Each of the matters was approved by the requisite vote.

(a)	The proposal to re-elect the following individuals to the Board of Directors:

Name	Votes For	Votes Withheld
Douglas E. Kelly, M.D.	12,939,498	63,131
Dean O. Morton	12,967,698	34,931
Shawn M. O’Connor	12,969,098	33,531
Arthur H. Reidel	12,626,459	367,170
Howard B. Rosen	12,971,098	31,531
John J. Schickling	12,967,398	35,231

(b)	The proposal to approve amendments to our Amended and Restated Certificate of Incorporation that would effect a reverse stock split, pursuant to which any whole number of outstanding shares of our common stock between and including three and six would be combined into one share of such stock, and to authorize the Board of Directors, at their discretion, to select and file one such amendment which would effect the reverse stock split within such range prior to the 2008 annual stockholder meeting, if deemed appropriate.

Votes For	11,865,847
Votes Against	1,088,950
Votes Abstain	47,832
Broker Non-Votes	0

(c)	The proposal to ratify the appointment of Grant & Thornton LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008:

Votes For	12,963,794
Votes Against	7,723
Votes Abstain	31,112

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

Date: August 8, 2007

PHARSIGHT CORPORATION

By:	/s/ William Frederick
William Frederick Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document
10.1

Seventh Amendment to Loan and Security Agreement effective as of June 21, 2007 between Pharsight

Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the

Registrant’s Current Report on Form 8-K filed on June 26, 2007).

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