Form 10-Q
period 2007-09-30
PHARSIGHT CORP
filed 2007-11-09
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of November 8, 2007: 28,200,002

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pharsight Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,526	$7,829
Short-term investments	7,429	6,836
Accounts receivable, net of allowances of $20 at September 30, 2007 and March 31, 2007	4,496	3,087
Prepaid and other current assets	466	523

Total current assets	17,917	18,275
Property and equipment, net	1,556	1,674
Other assets	45	46

TOTAL ASSETS	$19,518	$19,995

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$839	$769
Accrued expenses	520	570
Accrued compensation	2,349	3,050
Deferred revenue	7,743	8,289
Current portion of notes payable	—	292

Total current liabilities	11,451	12,970
Notes payable, less current portion	—	100
Other long term liabilities	142	179
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares - 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at September 30, 2007 and March 31, 2007
Issued and outstanding shares - none and 1,996,079 at September 30, 2007 and March 31, 2007 respectively (none and 1,814,662 designated as Series A at September 30, 2007 and March 31, 2007, respectively, none and 181, 417 designated as Series B at September 30, 2007 and March 31, 2007 respectively)	—	7,096
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares - 1,800,000 at September 30, 2007 and March 31, 2007
Issued and outstanding shares - none at September 30, 2007 and March 31, 2007	—	—
Common stock, $0.001 par value:
Authorized shares - 120,000,000 at September 30, 2007 and March 31, 2007
Issued and outstanding shares - 28,200,002 and 20,020,153 at September 30, 2007 and March 31, 2007 respectively	28	20
Additional paid-in capital	81,785	74,027
Accumulated other comprehensive loss	(91)	(69)
Accumulated deficit	(73,797)	(74,328)

Total stockholders’ equity	7,925	(350)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$19,518	$19,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
License	$1,520	$1,522	$2,731	$2,740
Renewal	1,795	1,351	3,481	2,640
Maintenance	329	239	619	475
Services	3,685	3,172	6,548	5,857

Total revenues	7,329	6,284	13,379	11,712
Cost of revenues:
License, renewal and maintenance	52	51	117	110
Services	2,356	1,766	4,594	3,463

Total cost of revenues	2,408	1,817	4,711	3,573
Gross profit	4,921	4,467	8,668	8,139
Operating expenses:
Research and development	1,177	1,019	2,367	1,974
Sales and marketing	1,689	1,390	3,278	2,953
General and administrative	1,227	1,344	2,673	2,832

Total operating expenses	4,093	3,753	8,318	7,759

Income from operations	828	714	350	380
Other income (expense):
Interest income	166	136	336	296
Interest expense	(5)	(37)	(13)	(77)
Other expense, net	(34)	(33)	(91)	(50)

Total other income (expense)	127	66	232	169

Net income before income taxes	955	780	582	549
Provision for income taxes	(40)	(67)	(50)	(74)

Net income	915	713	532	475
Preferred stock dividend	—	(179)	(207)	(363)
Deemed dividend from preferred stock conversion	—	—	(6,993)	—

Net income (loss) attributable to common stockholders	$915	$534	$(6,668)	$112

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.03	$(0.27)	$0.01

Diluted	$0.03	$0.02	$(0.27)	$0.01

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	28,170	19,711	24,304	19,679

Diluted	30,204	29,235	24,304	21,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net income	$532	$475
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	445	366
Stock-based compensation expense	535	425
Net impact of preferred stock conversion	41	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,409)	1,188
Prepaids and other current assets	58	(290)
Accounts payable	70	(113)
Accrued expenses	(39)	(34)
Accrued compensation	(701)	(259)
Deferred revenue	(546)	(825)

Net cash used in operating activities	(1,014)	933

Cash Flows from Investing Activities:
Purchases of property and equipment	(327)	(121)
Purchases of investments	(5,993)	(4,949)
Proceeds from sale of short-term investments	5,400	200

Net cash used in investing activities	(920)	(4,870)

Cash Flows from Financing Activities:
Repayments of notes payable	(392)	(369)
Proceeds from sale of common stock	120	77
Dividends paid in cash to preferred stockholders	(73)	(146)

Net cash used in financing activities	(345)	(438)

Effect of change in exchange rates on cash and cash equivalents	(24)	(19)
Net decrease in cash and cash equivalents	(2,303)	(4,394)
Cash and cash equivalents, beginning of period	7,829	10,832

Cash and cash equivalents, end of period	$5,526	$6,438

Supplemental disclosures of non cash activities:
Issuance of dividend to preferred stockholders in form of stock	134	217
Accrued preferred stock dividend	—	48

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S.GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2008, or any other period.

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

Revenue Recognition

Our revenues are derived from four primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS or maintenance services), (2) services related to scientific and training consulting and software deployment, (3) Strategic Consulting Services and (4) Reporting and Analysis Services.

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

Software Product Segment

We enter into arrangements for term-based software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence, VSOE of fair value to allocate the fee to the separate elements for these arrangements. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period or the remaining period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

We enter into arrangements consisting of perpetual licenses and PCS. Prior to the second quarter of fiscal 2008, we had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. We recognized revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product was delivered. For financial statement presentation purposes, revenues from arrangements that included perpetual licenses were allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. During the second quarter of fiscal 2008, we established VSOE of fair value of the separate elements of our enterprise software products. For perpetual license arrangements, we allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

We enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. Prior to the second quarter of fiscal 2008, we had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognized revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services were completed and accepted by the customer. For financial statement presentation purposes, revenues from arrangements that included perpetual and term-based licenses were allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues were recorded as services revenue in the statement of operations. During the second quarter of fiscal 2008, we established VSOE of fair value of the separate elements of our enterprise software product arrangements. For perpetual license arrangements, we allocate revenue to delivered components, normally the license and installation components of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

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

Strategic Consulting Services and Reporting and Analysis Services Segments

We enter into arrangements for Strategic Consulting Services contracts and Reporting and Analysis Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method—as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

The majority of our Pharsight Knowledgebase Server (“PKS”) software arrangements include software deployment services. Prior to the second quarter of fiscal 2008, we deferred revenue for software deployment services, along with the associated license revenue, until the services were completed. If there was significant uncertainty about the project completion or receipt of payment for the professional services, we deferred revenue until the uncertainty was sufficiently resolved. Starting from the second quarter of fiscal 2008, for PKS perpetual licenses, we allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

Deferred Revenue

Deferred revenue is comprised of deferred license fees (initial and renewal) and maintenance and support, which are recognized ratably over the one-year period of the license. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes deferred license and service fees for arrangements that include significant implementation services, which have not yet been completed.

The principal components of deferred revenue were as follows (in thousands):

	September 30, 2007	March 31, 2007
License	$2,593	$2,800
Renewals	4,111	4,298
Training	25	40
Maintenance	445	650
Services	569	501

Total deferred revenue	$7,743	$8,289

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$915	$713	$532	$475
Preferred stock dividend	—	(179)	(207)	(363)
Deemed dividend from preferred stock conversion	—	—	(6,993)	—

Net income (loss) attributable to common for basic computation	$915	$534	$(6,668)	$112

Dilutive effect of preferred stock dividends	—	—	—	—

Weighted average common shares outstanding	28,170	19,711	24,304	19,679
Diluted effect of:
Stock options and stock-based awards in the periods ended	2,034	9,524	—	1,748

Dilutive weighted-average common shares outstanding	30,204	29,235	24,304	21,427

Net Income (loss) per share attributable to common stockholders
Basic	$0.03	$0.03	$(0.27)	$0.01

Diluted	$0.03	$0.02	$(0.27)	$0.01

Common equivalent shares have been excluded from the computation of diluted earnings per share for the six month ended September 2007 as the effect of including such shares would be antidilutive due to a loss recorded in these periods.

The number of potential common stock shares excluded from the calculation of net income (loss) per share attributable to common stockholders in the six months ended September 30, 2007 and 2006 due to antidilution is detailed in the following table (in thousands):

	September 30,
	2007	2006
Outstanding options	1,244	3,928
Warrants	742	398
Redeemable convertible preferred stock	—	7,790

	1,986	12,116

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

Effective April 1, 2006, we adopted the fair value recognition provisions under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, (“SFAS 123R”). We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical volatilities, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis. For options granted on or after April 1, 2006, we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

The below table summarizes the stock-based expenses recorded during the three and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of revenues	$59	$38	$82	$82
Research and development	29	19	53	36
Sales and marketing	116	83	229	156
General and administrative	99	76	171	151

Total	$303	$216	$535	$425

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP				Options
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Expected life (years)	0.49	0.49	0.49	0.49	4.85	2.69	4.82	2.69
Expected stock price volatility	54.92%	51.24%	57%	65.23%	162.91%	105.9%	167.25%	122.1%
Risk-free interest rate	4.09%	4.90%	4.52%	5.07%	4.23%	4.59%	4.91%	5.04%

Stock Options

The following is a summary of stock option activity during the three months ended September 30, 2007:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of 09/30/07 (in thousands)
Balance at June 30, 2007	5,893	$1.39
Options granted	163	$1.92
Options exercised	(36)	$0.54
Options canceled	(13)	$1.31

Balance at September 30, 2007	6,007	$1.41	7.29	$3,231

Options vested and expected to vest at September 30, 2007	5,031	$1.38	7.00	$2,991

Options exercisable at September 30, 2007	3,398	$1.27	6.08	$2,636

The weighted average remaining amortization period was 2.61 years as of September 30, 2007. The Company had 3,398,147 exercisable options and the unamortized stock compensation was $2.4 million as of September 30, 2007.

Comprehensive Income (Loss)

Statement of FAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the Company to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income. The Company’s comprehensive income (loss) consists of net income (loss) adjusted for the effect of foreign currency translation gains or losses and unrealized gains or losses on available-for-sale investments.

Concentrations of Credit Risk

The Company receives a substantial amount of its revenue from a limited number of customers. For the three and six months ended September 30, 2007, sales to the Company’s top two customers accounted for 18% and 16% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 32% and 28% of total revenue, respectively. For the three and six months ended September 30, 2006 sales to the Company’s top two customers accounted for 33% and 29% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 50% and 46% of total revenue, respectively. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62%. Three customers comprised 29% and 57% of total accounts receivable, respectively at September 30, 2007 and 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal 2008 which did not have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on its consolidated financial position or results of operations and we do not believe it will have a material effect on our consolidated financial statements.

In February, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations and we do not believe it will have a material effect on our consolidated financial statements.

2. NOTES PAYABLE

The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $5 million in borrowings, secured by eligible accounts receivable. On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment “) with the Bank. The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from $3 million to $5 million. If our modified quick ratio is equal to 1.75:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 1.75:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility at of September 30, 2007.

The Company had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. On August 9, 2007, we paid off the remaining balances for both loans.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

On June 27, 2007, all of the holders of preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, our outstanding shares of common stock increased by 8,056,884 shares and we recorded a $7 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable to the shareholders in the calculation of earning per share.

As of September 30, 2007, the total number of the warrants outstanding is 2 million at an exercise price of $1.15 per share, originally exercisable for a period of five years from issuance. The expiration date of the warrants was extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. The Company’s registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002. If not exercised after the extended expiration date, the right to purchase the common stock will terminate. The warrants contain a cashless exercise feature. The common stock issuable upon exercise of the warrants is entitled to the benefits and is subject to the terms of a registration right agreement.

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

The Company operates in three operating segments, which are also its reportable segments: Software Products, Strategic Consulting Services and Reporting and Analysis Services. These segments were determined based on how management and our CODM view and evaluate the Company’s business.

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

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended September 30,
	2007				2006
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$3,644	$—	$—	$3,644	$3,112	$—	$—	$3,112
Services	491	2,922	272	3,685	441	2,731	—	3,172

Total revenues	$4,135	$2,922	$272	$7,329	$3,553	$2,731	$—	$6,284

Gross profit	$3,740	$1,106	$75	$4,921	$3,200	$1,267	$—	$4,467

	Six Months Ended September 30,
	2007				2006
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$6,831	$—	$—	$6,831	$5,855	$—	$—	$5,855
Services	1,000	5,067	481	6,548	744	5,113	—	5,857

Total revenues	$7,831	$5,067	$481	$13,379	$6,599	$5,113	$—	$11,712

Gross profit	$6,963	$1,668	$37	$8,668	$6,003	$2,136	$—	$8,139

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of September 30, 2007 and March 31, 2007.

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

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on Nasdaq. In November 2002, our common stock ceased to trade on Nasdaq and it is currently traded on the Over-The-Counter Bulletin Board system. On September 17, 2007, the Company filed a listing application with the Nasdaq Stock Market for inclusion of its common stock on the Nasdaq Capital Market. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3 rd Floor, Mountain View, CA 94041-1530.

Financial Highlights for Fiscal Second Quarter 2008

•	Our revenue for the second quarter of fiscal 2008 was $7.3 million, an increase of 17% compared with revenue of $6.3 million in the second quarter of fiscal 2007.

•	Our gross profit in the second quarter of fiscal 2008 was $4.9 million compared with a gross profit of $4.5 million for the same quarter of fiscal 2007.

•	Our net income for the second quarter was $915,000, an increase of 28% compared to net income of $713,000 in the same quarter of fiscal 2007.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005, 2006 and 2007. Prior to that time we had incurred losses since our inception. We currently have an accumulated deficit of approximately $73.8 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

We have achieved positive annual operating cash flow since fiscal 2004; however, we experienced negative operating cash flow during the six months ended September 30, 2007 due to timing of working capital related payments during the quarter. We believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months. However, our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some that are outside of our control, such as the state of the overall economy, the demand for our products and services and the length and lack of predictability of our sales cycle. As of September 30, 2007, we had $13.0 million in cash, cash equivalent and short-term investments and the limit of our line of credit is $5 million.

While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, software revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in software project deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter. Many customers are engaged in fixed fee contracts and consequently, Strategic Consulting Services revenue and Reporting and Analysis Services revenue can be impacted by milestones that are not completed as expected during the quarter primarily due to client decisions. We have seen a trend develop where more of our projects have become fixed-fee or milestone based, as a result, the timing of completion on milestones may cause fluctuations in quarterly Strategic Consulting Services and Reporting and Analysis Services revenue.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policies that currently affect our financial condition and results of operations are revenue recognition and allowance for doubtful accounts, which impact revenue and operating expenses. We believe that this accounting policy is critical to fully understand and evaluate our reported financial results.

Revenue Recognition

Our revenues are derived from four primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS or maintenance services ), (2) services related to scientific and training consulting and software deployment, (3) Strategic Consulting Services and (4) Reporting and Analysis Services.

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

Software Product Segment

We enter into arrangements for term-based software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence, VSOE of fair value to allocate the fee to the separate elements for these arrangements. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period or the remaining period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

We enter into arrangements consisting of perpetual licenses and PCS. Prior to the second quarter of fiscal 2008, we had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. We recognized revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product was delivered. For financial statement presentation purposes, revenues from arrangements that included perpetual licenses were allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. During the second quarter of fiscal 2008, we established VSOE of fair value of the separate elements of our enterprise software products. For perpetual license arrangements, we allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

We enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. Prior to the second quarter of fiscal 2008, we had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognized revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services were completed and accepted by the customer. For financial statement presentation purposes, revenues from arrangements that included perpetual and term-based licenses were allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues were recorded as services revenue in the statement of operations. During the second quarter of fiscal 2008, we established VSOE of fair value of the separate elements of our enterprise software product arrangements. For perpetual license arrangements, we allocate revenue to delivered components, normally the license and installation components of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

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

Strategic Consulting Services and Reporting and Analysis Services Segments

We enter into arrangements for Strategic Consulting Services contracts and Reporting and Analysis Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, we recognize revenue using the proportional performance method—as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

The majority of our Pharsight Knowledgebase Server (“PKS”) software arrangements include software deployment services. Prior to the second quarter of fiscal 2008, we deferred revenue for software deployment services, along with the associated license revenue, until the services were completed. If there was significant uncertainty about the project completion or receipt of payment for the professional services, we deferred revenue until the uncertainty was sufficiently resolved. Starting from the second quarter of fiscal 2008, for PKS perpetual licenses, we allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

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

Revenues:

	Three Months Ended
(In thousands, except percentages)	September 30, 2007		September 30, 2006		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$3,644	50%	$3,112	50%	17%
Services	3,685	50%	3,172	50%	16%

Total revenues	$7,329	100%	$6,284	100%	17%

Software Products segment revenues:
License, renewal and maintenance	$3,644	50%	$3,112	50%	17%
Services	491	6%	441	7%	11%

Total Software Products segment revenues	$4,135	56%	$3,553	57%	16%

Strategic Consulting Services segment revenues	$2,922	40%	$2,731	43%	7%

Reporting and Analysis Services segment revenues	$272	4%	$—	0%	100%

	Six Months Ended
(In thousands, except percentages)	September 30, 2007		September 30, 2006		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$6,831	51%	$5,855	50%	17%
Services	6,548	49%	5,857	50%	12%

Total revenues	$13,379	100%	$11,712	100%	14%

Software products segment revenues:
License, renewal and maintenance	$6,831	51%	$5,855	50%	17%
Services	1,000	7%	744	6%	34%

Total software products segment revenues	$7,831	58%	$6,599	56%	19%

Strategic consulting segment revenues	$5,067	38%	$5,113	44%	-1%

Reporting and Analysis Services segment revenues	$481	4%	$—	0%	100%

Total revenues

Revenue for the second quarter of fiscal 2008 increased 17% to $7.3 million, compared to $6.3 million in the same quarter of fiscal 2007. This increase was primarily attributable to a $532,000 increase in Software Products revenue and a $513,000 increase in Services revenue.

Revenue for the six months ended September 30, 2007 increased 14% to $13.4 million, compared to $11.7 million in the same period in fiscal 2007. This increase was primarily attributable to the growth of sales of our software products, including PKS, Autopilot and desktop products as well as an additional $481,000 in revenue derived from our Reporting and Analysis Services group launched at the beginning of fiscal 2008.

Software Products segment revenues

License, renewal and maintenance revenues. For the three and six months ended September 30, 2007, software product revenues increased to $4.1 million and $7.8 million, respectively, compared to $3.6 million and $6.6 million in the same periods of fiscal 2007, primarily as a result of increased sales of our software products due to the growth in our customer base and our license renewal rates remain high. In addition, we established VSOE for PKS related products during the second quarter of fiscal 2008.

For the three and six months ended September 30, 2007, desktop software products revenues slightly increased to $2.1 million and $4.2 million, respectively, compared with $2.0 million and $3.9 million for the same periods in fiscal 2007 as a result of an increase in our installed base.

PKS software products revenues increased to $1.0 million and $1.9 million in the three and six months ended September 30, 2007, respectively, compared to $870,000 and $1.5 million in the same periods in fiscal 2007. The increase in PKS software products revenues is mainly due to an increase of $147,000 and $271,000, respectively, in renewals by our existing customers as a result of a larger customer base and additional sales of new PKS licenses to three existing PKS customers during the first six months of fiscal 2008. Furthermore, during the second quarter of fiscal 2008, we established VSOE for PKS related products which has a positive impact of $320,000 on our revenue.

DMX software revenues remained relatively constant at $199,000 and $400,000 in the three and six months ended September 2007, respectively, compared to $210,000 and $406,000 in the same periods of fiscal 2007.

WinNonlin Autopilot or Autopilot was introduced in the first quarter of fiscal 2008. The revenue generated from sales of Autopilot was $308,000 and $335,000 in the three and six months ended September 30, 2007, respectively.

Services revenues. Software services revenues were $491,000 and $1.0 million in the three and six months ended September 30, 2007, respectively, compared to $441,000 and $744,000 in the same periods in fiscal 2007. The increase in software services revenue for the three and six months ended September 30, 2007 was primarily due to an increase in the completion of PKS projects and various deployment contracts executed during fiscal 2008 as compared to the same period in fiscal 2007.

Strategic Consulting Services segment revenues

Strategic Consulting Services segment revenues were $2.9 million and $5.1 million in the three and six months ended September 30, 2007, respectively, compared to $2.7 million and $5.1 million in the same periods in fiscal 2007. The increase in Strategic Consulting Services revenue for the three months ended September 30, 2007 is due to our increased consulting capacity to meet customer demands as a result of the department’s growth.

Reporting and Analysis Services segment revenues

Reporting and Analysis Services segment was launched in the first quarter of fiscal 2008 and the total revenue generated was $272,000 and $481,000 for the three and six months ended September 30, 2007. This business unit showed a 30% growth in the second quarter ended September 30, 2007 over the first quarter ended June 30, 2007 and added 10 new customers during its first six months of operation, demonstrating the business unit’s ability to grow by expanding its services offering.

Cost of Revenues:

	Three Months Ended		% Change	% of Revenues Three Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006
Total revenues	$7,329	$6,284	17%

License, renewal and maintenance	52	51	2%	1%	2%
Services	2,356	1,766	33%	64%	56%

Total cost of revenues	$2,408	$1,817	33%	33%	29%

Cost of software Products Services segments revenues:
License, renewal and maintenance	52	51	2%	1%	2%
Services	343	302	14%	70%	68%

Cost of Software Products Services segment	$395	$353	12%	10%	10%

Cost of Strategic Consulting Services segment	$1,816	$1,464	24%	62%	54%

Cost of Reporting and Analysis Services segment	$197	$—	100%	72%	—

	Six Months Ended		% Change	% of Revenues Six Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006
Total revenues	$13,379	$11,712	14%

License, renewal and maintenance	117	110	6%	2%	2%
Services	4,594	3,463	33%	70%	59%

Total cost of revenues	$4,711	$3,573	32%	35%	31%

Cost of Software Products Services segments revenues:
License, renewal and maintenance	117	110	6%	2%	2%
Services	751	486	55%	75%	65%

Cost of Software Products Services segment	$868	$596	46%	11%	9%

Cost of Strategic Consulting Services segment	$3,399	$2,977	14%	67%	58%

Cost of Reporting and Analysis Services segment	$444	$—	100%	92%	—

Total cost of revenues

Total cost of revenues were $2.4 million and $4.7 million for the three and six months ended September 30, 2007, respectively, compared to $1.8 million and $3.6 million in the same periods in fiscal 2007. Cost of revenue is comprised mainly of payroll and payroll related expenses plus royalty expenses and shipping costs. Also included is the allocation of $59,000 and $82,000 of stock-based compensation expense in the three and six months ended September 30, 2007, respectively, compared to $38,000 and $82,000 in the same periods of fiscal 2007. The increase in total cost of revenue is primarily associated with increased payroll and consulting related expenses associated with higher department headcount in fiscal 2008.

Software Products segment

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license, renewal and maintenance revenues was $52,000 and $117,000 for the three and six months ended September 30, 2007, respectively, compared to $51,000 and $110,000 in the same periods in fiscal 2007.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, facilities and overhead costs associated with our deployment services group. Cost of services revenue was $343,000 and $751,000 for the three and six months ended September 30, 2007, respectively, compared to $302,000 and $486,000 in the same periods in fiscal 2007. The increase is primarily due to cost of services associated with increased software service revenue related to training services and PKS deployment projects as well as an increase of cost of services associated with Reporting and Analysis Services launched in fiscal 2008. In addition, there was an increase in department headcount associated with planned growth.

Strategic Consulting Services segment

Cost of services for our Strategic Consulting Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our Strategic Consulting Services segment was $1.8 million and $3.4 million for the three and six months ended September 30, 2007, respectively, compared to $1.5 million and $3.0 million in the same periods in fiscal 2007. The increase in cost of services for our Strategic Consulting Services segment for the three months ended September 30, 2007 is primarily due to an increase of $178,000 in payroll and consultant fees and an $86,000 increase in intra-company allocations. The increase in cost of services for our Strategic Consulting Services segment for the six months ended September 30, 2007 was primarily due to an increase of $127,000 in consultant related expenses and a $214,000 increase as a result of intra-company allocations associated with various projects.

Reporting and Analysis Services segment

Cost of services for our Reporting and Analysis Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our reporting and analysis personnel. Cost of services for our Reporting and Analysis Services segment was $197,000 and $444,000, respectively for the three and six months ended September 30, 2007.

Operating expenses

	Three Months Ended		% Change	% of Total Revenues Three Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006
Total revenues	$7,329	$6,284	17%

Total R&D expenses	$1,177	$1,019	16%	16%	16%

	Six Months Ended		% Change	% of Total Revenues Six Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006
Total revenues	$13,379	$11,712	14%

Total R&D Expenses	$2,367	$1,974	20%	18%	17%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses. Also included is the allocation of $29,000 and $53,000 of stock-based compensation expense in the three and six months ended September 30, 2007, respectively, compared to $19,000 and $36,000 in the same periods of fiscal 2007. The Strategic Consulting Services segment and Reporting and Analysis Services segment do not engage in research and development activities, nor is any such expense allocable to these segments.

Research and development expenses were $1.2 million and $2.4 million for the three and six months ended September 30, 2007, respectively, compared to $1.0 million and $2.0 million for the same periods in fiscal 2007. The increase in research and development expenses for the three months ended September 30, 2007 compared to the same period in fiscal 2007 was primarily due to an increase of $112,000 in payroll related expenses due to higher department headcount. The increase in research and development expenses for the six months ended September 30, 2007, compared to the same period in fiscal 2007 was primarily due to a $206,000 increase in payroll related expenses due to higher department headcount and an increase of $109,000 in third party consulting expenses related to the development of AutoPilot.

	Three Months Ended		% Change	% of Total Revenues Three Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006
Total revenues	$7,329	$6,284	17%

Total sales and marketing	$1,689	$1,390	22%	23%	22%

	Six Months Ended		% Change	% of Total Revenues Six Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006
Total revenues	$13,379	$11,712	14%

Total sales and marketing	$3,278	$2,953	11%	25%	25%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs. Also included is the allocation of $116,000 and $229,000 of stock-based compensation expense in the three and six months ended September 30, 2007, respectively, compared to $83,000 and $156,000 in the same periods of fiscal 2007.

Sales and marketing expenses were $1.7 million and $3.3 million for the three and six months ended September 30, 2007, respectively, compared to $1.4 million and $3.0 million for the same periods in fiscal 2007. The increase in sales and marketing expenses in absolute dollars for the three months ended September 30, 2007 compared to the same period in fiscal 2007 was primarily due to an increase of $345,000 in payroll related expenses due to higher department headcount. The increase in sales and marketing for the six months ended September 30, 2007, compared to the same period in fiscal 2007 was primarily due to an increase of $508,000 in payroll related expenses due to higher department headcount, offset by a decrease in various miscellaneous items.

	Three Months Ended			% of Total Revenues Three Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006
Total revenues	$7,329	$6,284	17%

Total general and administrative	$1,227	$1,344	(9%)	17%	21%

	Six Months Ended			% of Total Revenues Six Months Ended
(In thousands, except percentages)	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006
Total revenues	$13,379	$11,712	14%

Total general and administrative	$2,673	$2,832	(6%)	20%	24%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting fees. Also included is the allocation of $99,000 and $171,000 of stock-based compensation expense in the three and six months ended September 30, 2007, respectively, compared to $76,000 and $151,000 in the same periods of fiscal 2007.

General and administrative expenses were $1.2 million and $2.7 million in the three and six months ended September 30, 2007, respectively, compared to $1.3 million and $2.8 million in the same periods in fiscal 2007. The decrease in general and administrative expense in absolute dollars and as a percentage of revenue in the three months ended September 30, 2007 was primarily as result of a decrease of $105,000 in third party consulting expense, a $114,000 decrease in audit and tax related expenses, offset by an increase of $72,000 in payroll related expenses. The decrease in general and administrative expense in the six months ended September 30, 2007 was primarily the result of a decrease of $182,000 in third party consulting expense and a decrease of $86,000 in employment related fees, offset by an increase of $102,000 in payroll related expenses.

Provision for Income Taxes

Year over year comparison for the three and six months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Provision for income taxes	$(40)	$(67)	$(50)	$(74)

Provisions for income taxes for the three months ended September 30, 2007 and 2006 were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

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

Summarized cash, working capital and cash flow information is as follows (in thousands):

	September 30 2007	March 31 2007	$ Change	% Change
Cash and cash equivalents	$5,526	$7,829	$(2,303)	(29%)

Short-term investments	$7,429	$6,836	$593	9%

Working capital	$6,466	$5,305	$1,161	22%

	Six Months Ended
	September 30
	2007	2006	$ Change	% Change
Net cash used in operating activities	$(1,014)	$933	$(1,947)	(209%)

Net cash used in investing activities	$(920)	$(4,870)	$3,950	(81%)

Net cash used in financing activities	$(345)	$(438)	$93	(21%)

Cash, Cash Equivalents and Short-Term Investments. As of September 30, 2007, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate notes and bonds, government securities and other debt securities with an original maturity at the time of purchase of over three months. The decrease in our cash and cash equivalents during the six months ended September 30, 2007 was primarily due to our payment of approximately $1.6 million for accrued compensation in the first quarter of fiscal 2008 and we invested an additional $593,000 in short term investments. Our current working capital, defined as current assets less current liabilities, increased to $6.5 million.

Cash Flows for Operating Activities. Cash flows from operating activities decreased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to an $1.4 million increase in accounts receivable due to the timing of the revenue generated and a decrease of $701,000 in accrued compensation as a result of the $1.6 million payment in the first quarter of fiscal 2008 and a decrease of $546,000 in deferred revenue during the six months ended September 30, 2007.

Cash Flows for Investing Activities. Cash used in investing activities during the first six months of fiscal 2008 was primarily related to the purchases and sales of short-term investments and miscellaneous asset purchases of capital equipment necessary for our ongoing operations. Cash used in investing activities decreased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to the proceeds from sales of short term investments.

Cash Flows for Financing Activities. Cash used in financing activities in the first six months of fiscal 2008 decreased to $345,000 compared to $438,000 for the same period of fiscal 2007. Cash used in financing activities in the first six months of fiscal 2008 was primarily the result of a $392,000 payment against our outstanding loan facilities with Silicon Valley Bank and a $73,000 payment of dividends to our preferred stockholders, offset by the receipt of $120,000 in proceeds from sales of common stock.

Credit Facilities and Loans. We have a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $5 million in borrowings, secured by eligible accounts receivable. On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment “) with the Bank. The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from $3 million to $5 million. If our modified quick ratio is equal to 1.75:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 1.75:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility at of September 30, 2007.

We had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, we secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan is payable over 36 months. The balance outstanding on the additional term loan as of June 30, 2007 was $67,000. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance will be payable over 36 months. On August 9, 2007, we paid off the remaining balances for both loans.

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

On June 27, 2007, all of the holders of preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, our outstanding shares of common stock increased by 8,056,884 shares and we recorded a $7 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the shareholders in the calculation of earning per shares.

As of September 30, 2007, the total number of the warrants outstanding is 2.1 million at an exercise price of $1.15 per share, originally exercisable for a period of five years from issuance. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. The Company’s registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002.

Contractual Commitments. As of September 30, 2007, we have operating leases of our facilities that expire at various times through fiscal years 2010 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three and six months ended September 30, 2007, we recorded rent expense of $113,000 and $203,000, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of September 30, 2007 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
Operating leases	$1,536	$449	$947	$140

Total commitments	$1,536	$449	$947	$140

Short Term and Long Term Liquidity. We believe that the combination of our cash, cash equivalents and short-term investments, and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the company over the past several fiscal years, we generated positive annual operating cash flow for fiscal 2007, fiscal 2006 and 2005. However, there is no assurance that we can continue to maintain positive cash flow quarterly or annually, we experienced negative operating cash flow in the first six months of fiscal 2008 due to timing of normal payments during the quarter. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least through fiscal 2008.

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

We had cash, cash equivalents and short-term investments totaling $13.0 million at September 30, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of reviewing and analyzing our system of internal controls as we prepare for our first management report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2008. Beginning with our annual report for fiscal 2009, we must comply with the auditor attestation requirement of Section 404 of the Sarbanes – Oxley Act of 2002 as the initial attestation report from our external auditor on our internal controls will be required.

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

We commenced our operations in April 1995 and incurred net losses for every quarter until attaining profitability in the fourth quarter of fiscal 2004. While we have maintained annual profitability for fiscal 2005, 2006 and 2007, as of September 30, 2007, we had an accumulated deficit of $73.8 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products. If these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62% of total revenue, respectively. In fiscal 2007, Pfizer, our largest customer, accounted for 17% of our total revenue, and Eli Lilly accounted for 11% of our total revenue. In fiscal 2006, Pfizer accounted for 25% of our total revenue and Eli Lilly accounted for 17% of our total revenue. In fiscal 2005, Pfizer accounted for 25% and Eli Lilly accounted for 20% of our total revenue. Consequently, we are dependent on Pfizer and Eli Lilly for a substantial portion of our revenues, and if we were to lose Pfizer or Eli Lilly as a customer, it would have a material adverse effect on our revenues and business. During the three and six months ended September 30, 2007, our top two customers are Pfizer and Daiichi Sankyo Inc, or Daiichi. The total sales to our top two customers decreased to 18% and 16%, respectively, due to our efforts to diversify of our customer base. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may further reduce the number of our existing and potential customers. If we do not generate as much revenue from these major customers as we expect to, if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenue for fiscal 2007, 2006 and 2005 were approximately 34%, 24% and 22%, respectively. International sales of our products and services as a percentage of our total revenue for the three and six months ended September 30, 2007 was 33% and 37%, respectively. We have a total of 19 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

While we currently believe our internal control over financial reporting is effective, we are in the process of system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, and those weaknesses are not appropriately remediated prior to March 31, 2008, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

In July 2007, the Securities and Exchange Commission approved the Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements”. Auditing Standard No. 5 (“AS 5”) replaces the PCAOB’s previous internal control auditing standard, Auditing Standard No. 2. The new standard applies to audits of all companies required by SEC rules to obtain an audit of internal control. AS 5 is a principles-based framework that focuses the internal control audit on the most important matters and eliminates procedures that are unnecessary to achieve the intended benefits. It provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Beginning with our annual report for the fiscal year ended March 31, 2009, we must comply with the auditor attestation requirements of Section 404.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with new Auditing Standard No. 5. If we are not able to comply with the requirements of Section 404 in a timely manner or if our independent registered public accounting firm is not able to complete the procedures required by Audit Standard No. 5 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.

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

We may not achieve the eligibility criteria required for listing our common stock on Nasdaq.

In September 2007, we applied to list our common stock on the Nasdaq Capital Market. However, the market price of our common stock has been lower than the required minimum bid price for listing on Nasdaq. The reduced trading volumes that we currently experience may prevent our stock from reaching the required minimum bid price. We may not achieve the necessary minimum bid price, or any other criteria required, for listing our common stock on Nasdaq. There can be no assurance that our common stock will be approved for listing on the Nasdaq Capital Market.

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

Our principal stockholders will have a controlling influence over our business affairs and may make business decisions with which you disagree and which may adversely affect the value of your investment.

Our executive officers, directors, major stockholders and their affiliates beneficially own or control, indirectly or directly, a substantial number of shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Date: November 8, 2007

PHARSIGHT CORPORATION

By:	/s/ William Frederick
William Frederick
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.