Form 10-Q
period 2007-12-31
PHARSIGHT CORP
filed 2008-02-14
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number: 001-33846

PHARSIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0401273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 E. Evelyn Ave., 3rd Floor

Mountain View, CA 94041-1530

(Address of principal executive offices, including zip code)

(650) 314-3800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of February 8, 2008: 9,428,782

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pharsight Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,663	$7,829
Short-term investments	6,408	6,836
Accounts receivable, net of allowances of $20 at December 31, 2007 and March 31, 2007	4,313	3,087
Prepaid and other current assets	424	523

Total current assets	19,808	18,275
Property and equipment, net	1,434	1,674
Other assets	46	46

TOTAL ASSETS	$21,288	$19,995

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$641	$769
Accrued expenses	617	570
Accrued compensation	3,017	3,050
Deferred revenue	8,087	8,289
Current portion of notes payable	—	292

Total current liabilities	12,362	12,970
Notes payable, less current portion	—	100
Other long term liabilities	124	179
Redeemable convertible preferred stock, $0.001 par value:
Authorized shares - 3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at December 31, 2007 and March 31, 2007
Issued and outstanding shares - none and 665,359 at December 31, 2007 and March 31, 2007 respectively (none and 604,887 designated as Series A at December 31, 2007 and March 31, 2007, respectively, none and 60,472 designated as Series B at December 31, 2007 and March 31, 2007 respectively)	—	7,096
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares - 5,000,000 at December 31, 2007 and March 31, 2007
Issued and outstanding shares - none at December 31, 2007 and March 31, 2007	—	—
Common stock, $0.001 par value:
Authorized shares - 120,000,000 at December 31, 2007 and March 31, 2007
Issued and outstanding shares - 9,409,435 and 6,673,384 at December 31, 2007 and March 31, 2007 respectively	9	20
Additional paid-in capital	82,157	74,027
Accumulated other comprehensive loss	(100)	(69)
Accumulated deficit	(73,264)	(74,328)

Total stockholders’ equity	8,802	(350)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$21,288	$19,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Revenues:
License	$1,406	$1,237	$4,137	$3,977
Renewal	1,851	1,444	5,332	4,084
Maintenance	307	249	926	724
Services	3,809	3,191	10,357	9,048

Total revenues	7,373	6,121	20,752	17,833
Cost of revenues:
License, renewal and maintenance	73	69	190	179
Services	2,562	1,802	7,156	5,265

Total cost of revenues	2,635	1,871	7,346	5,444
Gross profit	4,738	4,250	13,406	12,389
Operating expenses:
Research and development	1,181	1,066	3,548	3,040
Sales and marketing	1,702	1,628	4,980	4,581
General and administrative	1,416	1,139	4,089	3,971

Total operating expenses	4,299	3,833	12,617	11,592

Income from operations	439	417	789	797
Other income (expense):
Interest income	169	149	505	445
Interest expense	—	(34)	(13)	(111)
Other expense, net	(30)	(17)	(121)	(67)

Total other income (expense)	139	98	371	267

Net income before income taxes	578	515	1,160	1,064
Provision for income taxes	(46)	(12)	(96)	(86)

Net income	532	503	1,064	978
Preferred stock dividend	—	(203)	(207)	(566)
Deemed dividend from preferred stock conversion	—	—	(6,993)	—

Net income (loss) attributable to common stockholders	$532	$300	$(6,136)	$412

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.05	$(0.72)	$0.06

Diluted	$0.05	$0.04	$(0.72)	$0.06

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	9,403	6,595	8,537	6,571

Diluted	10,069	7,255	8,537	7,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net income	$1,064	$978
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	688	565
Stock-based compensation expense	881	620
Net impact of preferred stock conversion	41	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,226)	609
Prepaids and other current assets	99	(388)
Accounts payable	(128)	(300)
Accrued expenses	40	(184)
Accrued compensation	(33)	363
Deferred revenue	(202)	864

Net cash provided by operating activities	1,224	3,127

Cash Flows from Investing Activities:
Purchases of property and equipment	(447)	(317)
Purchases of investments	(7,823)	(7,084)
Proceeds from sale of investments	8,251	1,000

Net cash used in investing activities	(19)	(6,401)

Cash Flows from Financing Activities:
Repayments of notes payable	(392)	(444)
Proceeds from sale of common stock	126	99
Dividends paid in cash to preferred stockholders	(73)	(219)

Net cash used in financing activities	(339)	(564)

Effect of change in exchange rates on cash and cash equivalents	(32)	(47)
Net increase (decrease) in cash and cash equivalents	834	(3,885)
Cash and cash equivalents, beginning of period	7,829	10,832

Cash and cash equivalents, end of period	$8,663	$6,947

Supplemental disclosures of non cash activities:
Issuance of dividend to preferred stockholders in form of stock	134	347
Accrued preferred stock dividend	—	48

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

Beginning fiscal 2008, Pharsight started to operate in three operating segments, which are also its reportable segments: Software Products, Strategic Consulting Services and Reporting and Analysis Services. These segments were determined based on how management and the Company’s Chief Operating Decision Maker (“CODM”), who is the Company’s chief executive officer, view and evaluate the business.

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

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2008, or any other period.

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

Reverse Stock Split:

On October 18, 2007, the Company’s Board of Directors approved a 1-for-3 reverse split of its common stock, following approval by the Company’s stockholders on August 8, 2007. The reverse stock split was effective at 5:00 pm on November 13, 2007. As a result, the Company’s issued and outstanding common stock was reduced from approximately 28.2 million shares to approximately 9.4 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants, preferred stocks, other equity incentive awards and equity compensation plans) have been retroactively adjusted in the Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

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

Software Product Segment

We enter into arrangements for term-based software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence, or VSOE of fair value to allocate the fee to the separate elements for these arrangements. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, namely allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period or the remaining period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

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

Deferred Revenue

Deferred revenue is comprised of deferred license fees (initial and renewal) and maintenance and support, which are recognized ratably over the one-year period of the license. In applying our revenue recognition policy we must determine which portions of our revenue are recognized in the current period and which portions must be deferred. For some of our enterprise software license contracts that required customer acceptance of installation, we will defer the revenue until such criteria is meet. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes deferred license and service fees for arrangements that include significant implementation services, which have not yet been completed.

The principal components of deferred revenue were as follows (in thousands):

	December 31, 2007	March 31, 2007
License	$2,245	$2,800
Renewals	4,289	4,298
Training	—	40
Maintenance	899	650
Services	654	501

Total deferred revenue	$8,087	$8,289

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

On June 27, 2007, the Company converted 604,887 shares of Series A Convertible Preferred Stock and 66,519 shares of Series B Convertible Preferred Stock into common stock as a result of the election to convert all such shares into common stock by our preferred stockholders. The total number of restricted unregistered shares of common stock issued as a result of this conversion was 2,685,628.

On November 13, 2007, a one-for-three reverse stock split became effective. The Company’s common stock began to trade on the OTC Bulletin Board on a split adjusted basis on November 14, 2007, under a new trading symbol “PHRS.OB”.

The trading symbol changed to “PHST” after the Company started to trade on the Nasdaq Capital Market on November 27, 2007. Accordingly, the calculations of basic and diluted net income (loss) per share have been adjusted to reflect this change as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net income	$532	$503	$1,064	$978
Preferred stock dividend	—	(203)	(207)	(566)
Deemed dividend from preferred stock conversion	—	—	(6,993)	—

Net income (loss) attributable to common for basic computation	$532	$300	$(6,136)	$412

Weighted average common shares outstanding	9,403	6,595	8,537	6,571
Diluted effect of:
Stock options and stock-based awards in the periods ended	666	660	—	613

Dilutive weighted-average common shares outstanding	10,069	7,255	8,537	7,184

Net Income (loss) per share attributable to common stockholders
Basic	$0.06	$0.05	$(0.72)	$0.06

Diluted	$0.05	$0.04	$(0.72)	$0.06

Common equivalent shares have been excluded from the computation of diluted earnings per share for the nine month ended December 31, 2007 as the effect of including such shares would be antidilutive due to a loss recorded in these periods. All common equivalent shares of preferred stock (on an as-if-converted basis), have been excluded from the computation of diluted earnings per share for the same period in fiscal 2007 as the effect of including such shares would be antidilutive.

The following table sets forth, the number of potential common stock shares excluded from the calculation of net income (loss) per share attributable to common stockholders in the nine months ended December 31, 2007 and 2006 due to antidilution (in thousands):

	December 31,
	2007	2006
Outstanding options	413	1,301
Warrants	252	204
Redeemable convertible preferred stock	—	2,621

	665	4,126

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

Effective April 1, 2006, we adopted the fair value recognition provisions under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, (“SFAS 123R”).We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical volatilities, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, we relied exclusively on the historical prices of our common stock in the calculation of expected volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, we estimated the fair value using the multiple option approach and we are amortizing the fair value on a graded vesting basis.

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

The below table summarizes the stock-based expenses recorded during the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Cost of revenues	$71	$39	$153	$121
Research and development	34	19	87	55
Sales and marketing	132	80	361	236
General and administrative	109	57	280	208

Total	$346	$195	$881	$620

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP				Options
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Expected life (years)	0.49	0.50	0.49	0.49	4.89	2.71	4.82	2.69
Expected stock price volatility	62.3%	47.5%	58.8%	59.3%	140.8%	96.8%	166.7%	121.2%
Risk-free interest rate	3.45%	5.09%	4.16%	5.08%	3.52%	4.74%	4.89%	5.03%

Stock Options

The following is a summary of stock option activity during the three months ended December 31, 2007 (in thousands):

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of 12/31/07 (in thousands)
Balance at September 30, 2007	2,002	$4.22
Options granted	27	$5.25
Options exercised	(9)	$0.74
Options canceled	(11)	$6.59

Balance at December 31, 2007	2,009	$4.24	7.11	$3,626

Options vested and expected to vest at December 31, 2007	1,714	$4.15	6.84	$3,354

Options exercisable at December 31, 2007	1,182	$3.84	5.97	$2,922

The weighted average remaining amortization period was 2.47 years as of December 31, 2007. The Company had 1,181,940 exercisable options and the unamortized stock compensation was $2.3 million as of December 31, 2007.

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

Concentrations of Credit Risk

The Company receives a substantial amount of its revenue from a limited number of customers. For the three and nine months ended December 31, 2007, sales to the Company’s top two customers accounted for 17% and 16% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 33% and 29% of total revenue, respectively. For the three and nine months ended December 31, 2006 sales to the Company’s top two customers accounted for 35% and 29% of total revenue, respectively, and sales to its top five customers in the same periods accounted for 49% and 46% of total revenue, respectively. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62%. Three customers comprised 34% and 41% of total accounts receivable, respectively at December 31, 2007 and 2006.

The following table sets forth, for the fiscal years given, the percentages of sales to each customer accounted for 10% or more of our total revenues:

2007		2006		2005
Pfizer	17%	Pfizer	25%	Pfizer	25%
Eli Lilly	11%	Eli Lilly	17%	Eli Lilly	20%

For the three months ended December 31, 2007, no single customers accounted for more than 10% of our total revenue during the period. For the nine months ended December 31, 2007, only the sales to Pfizer were approximately 10% of our total revenue during the period.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 provides guidance for accounting and reporting of noncontrolling interests in consolidated financial statements. The Company is currently assessing the impact of SFAS 141R and SFAS 160 on its consolidated financial statements and future operations.

2. NOTES PAYABLE

The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $5 million in borrowings, secured by eligible accounts receivable. On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment “) with the Bank. The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from $3 million to $5 million. If our modified quick ratio is equal to 1.75:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 1.75:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility as of December 31, 2007.

The Company had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, the Company secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan was payable over 36 months. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance was payable over 36 months. On August 9, 2007, we paid off the remaining balances for both loans.

3. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

On June 27, 2007, all of the holders of preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, our outstanding shares of common stock increased by 2,685,628 shares and we recorded a $7.0 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable to the stockholders in the calculation of earning per share.

As of December 31, 2007, the total number of the warrants outstanding was 694,438. The exercise prices ranged from $0.75 per share to $21.60 per share. The warrants issued in connection with the 2002 private investment were originally exercisable for a period of five years from issuance. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. The Company’s registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002. If not exercised after the extended expiration date, the right to purchase the common stock will terminate. The warrants contain a cashless exercise feature. The common stock issuable upon exercise of the warrants is entitled to the benefits and is subject to the terms of a registration right agreement.

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

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended December 31,
	2007				2006
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$3,564	$—	$—	$3,564	$2,930	$—	$—	$2,930
Services	460	2,980	369	3,809	323	2,868	—	3,191

Total revenues	$4,024	$2,980	$369	$7,373	$3,253	$2,868	$—	$6,121

Gross profit	$3,494	$1,101	$143	$4,738	$2,991	$1,259	$—	$4,250

	Nine Months Ended December 31,
	2007				2006
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$10,395	$—	$—	$10,395	$8,785	$—	$—	$8,785
Services	1,460	8,047	850	10,357	1,067	7,981	—	9,048

Total revenues	$11,855	$8,047	$850	$20,752	$9,852	$7,981	$—	$17,833

Gross profit	$10,456	$2,770	$180	$13,406	$8,994	$3,395	$—	$12,389

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

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of December 31, 2007 and March 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections, including statements regarding the benefits of our products and services, anticipated revenue or operating expenses, anticipated product development, trends in demand for our products and services, potential revenue growth, expansion opportunities for our products and services, revenue from sales to certain customers and our competitive position. In some cases, these forward-looking statements can be identified by words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “assume,” “potential,” “continue,” “intend,” “hope,” “can,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including without limitation the business risks discussed in Part II – Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements involve risks and uncertainties that could cause our, or our industry’s, actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activities, performance or achievements expressed or implied in such forward-looking statements. These business risks should be considered in evaluating our prospects and future financial performance. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date we file this Quarterly Report on Form 10-Q, and we do not intend to update any of the forward-looking statements after the date we file this Quarterly Report on Form 10-Q to conform these statements to actual results, unless required by law.

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services and reporting and analysis services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s proprietary software products include Trial Simulator for clinical trial simulation and computer-aided trial design; WinNonlin and WinNonMix for the statistical analysis and mathematical modeling of PK/PD data; IVIVC Toolkit for WinNonlin for the development of in-vivo-in-vitro correlations and the management of related datasets and workflow; WinNonlin Validation Suite for streamlined on-site validation of WinNonlin; Pharsight Knowledgebase Server (PKS), WinNonlin Autopilot, PKS Reporter and PK Automation for the storage, management, analysis, and regulatory reporting of derived data and models in data repositories; PKS Validation Suite for streamlined on-site validation of PKS; and Drug Model Explorer for dynamic visualization and communication of model-based product profiles. Our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

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

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on Nasdaq Stock Market. In November 2002, our common stock ceased to trade on Nasdaq Stock Market and began to trade on the Over-The-Counter Bulletin Board system. In November 2007, our common stock ceased to trade on the Over-The-Counter Bulletin Board system and began trading on the Nasdaq Stock Market. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3 rd Floor, Mountain View, CA 94041-1530.

Financial Highlights for Fiscal Third Quarter 2008

•	Our revenue for the third quarter of fiscal 2008 was $7.4 million, an increase of 20% compared with revenue of $6.1 million in the third quarter of fiscal 2007.

•

Our gross profit in the third quarter of fiscal 2008 was $4.7 million compared with a gross profit of $4.3 million for the same quarter of fiscal 2007. Our gross margin percentage for the three months ended December 31, 2007 has decreased to 64% from 69% in the same quarter of fiscal 2007 partially due to the ramp-up of the Reporting and Analysis Services segment launched in the first quarter of fiscal 2008 and partially due to the increased headcount in our Strategic Consulting Services segment.

•	Our net income for the nine months ended December 31, 2008 was $1.1 million, an increase of 9% compared to the net income of $978,000 in the same period of fiscal 2007.

Challenges and Risks

Our net income was $1.1 million for the nine months ended December 31, 2007. We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005, 2006 and 2007. Prior to that time we had incurred losses since our inception. We currently have an accumulated deficit of approximately $73.3 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

We have achieved positive annual operating cash flow since fiscal 2005. As of December 31, 2007, we had $15.1 million in cash, cash equivalents and short-term investments and the limit on our line of credit is $5 million. We believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months. Our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some that are outside of our control, such as the state of the overall economy, the demand for our products and services and the length and lack of predictability of our sales cycle. In addition, if we proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. To the extent that we issue new stock or other rights to purchase stock or to generate additional cash, existing stockholders may be diluted and earnings per share may decrease.

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

The pharmaceutical industry in general has experienced, and may continue to experience, forced withdrawal of certain drugs from the public market due to unforeseen safety risks, more and more time-consuming safety and efficacy testing requirements in drug development, and patent expiries on significant portions of their marketed drugs. Our customers may, as a result, experience reductions in their current level of spending on software solutions and strategic consulting services. This could adversely affect our business and prevent us from increasing or sustaining our software and strategic consulting revenues.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policies that currently affect our financial condition and results of operations are revenue recognition and allowance for doubtful accounts, which impact revenue and operating expenses. We believe that these accounting policy are critical to fully understand and evaluate our reported financial results.

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

Revenues:

	Three Months Ended
(In thousands, except percentages)	December 31, 2007		December 31, 2006		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$3,564	48%	$2,930	48%	22%
Services	3,809	52%	3,191	52%	19%

Total revenues	$7,373	100%	$6,121	100%	20%

Software Products segment revenues:
License, renewal and maintenance	$3,564	48%	$2,930	48%	22%
Services	460	7%	323	5%	42%

Total Software Products segment revenues	$4,024	55%	$3,253	53%	24%

Strategic Consulting Services segment revenues	$2,980	40%	$2,868	47%	4%

Reporting and Analysis Services segment revenues	$369	5%	$—	0%	100%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2007		December 31, 2006		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$10,395	50%	$8,785	49%	18%
Services	10,357	50%	9,048	51%	14%

Total revenues	$20,752	100%	$17,833	100%	16%

Software products segment revenues:
License, renewal and maintenance	$10,395	50%	$8,785	49%	18%
Services	1,460	7%	1,067	6%	37%

Total software products segment revenues	$11,855	57%	$9,852	55%	20%

Strategic consulting segment revenues	$8,047	39%	$7,981	45%	1%

Reporting and Analysis Services segment revenues	$850	4%	$—	0%	100%

Total revenues

Revenue for the third quarter of fiscal 2008 increased 20% to $7.4 million, compared to $6.1 million in the same quarter of fiscal 2007. This increase was primarily attributable to a $771,000 increase in Software Products revenue and a $481,000 increase in Services revenue.

Revenue for the nine months ended December 31, 2007 increased 16% to $20.8 million, compared to $17.8 million in the same period in fiscal 2007. This increase was primarily attributable to the growth of sales of our software products, including PKS, Autopilot and desktop products as well as an additional $850,000 in revenue derived from our Reporting and Analysis Services group launched at the beginning of fiscal 2008.

Software Products segment revenues

License, renewal and maintenance revenues. For the three and nine months ended December 31, 2007, software product revenues increased to $4.0 million and $11.9 million, respectively, compared to $3.3 million and $9.9 million in the same periods of fiscal 2007, primarily as a result of increased sales of our software products due to the growth of our commercial customers, increased desktop products prices and our renewal rates remain high. In addition, we established VSOE for our enterprise software products during the second quarter of fiscal 2008 which had a positive impact on our revenue and we introduced WinNonlin Autopilot in the first quarter of fiscal 2008.

For the three and nine months ended December 31, 2007, desktop software products revenues increased to $2.2 million and $6.4 million, respectively, compared with $2.0 million and $6.0 million for the same periods in fiscal 2007 which was primarily due to our renewals rates remain high and the growth of our commercial customers.

PKS software products revenues increased to $765,000 and $2.7 million in the three and nine months ended December 31, 2007, respectively, compared to $697,000 and $2.2 million in the same periods in fiscal 2007. The increase in PKS software products revenues is mainly due to an increase of $108,000 and $379,000, respectively, in renewals by our existing customers as a result of a larger customer base and additional sales of new PKS licenses to five existing PKS customers during the first nine months of fiscal 2008. Furthermore, during the second quarter of fiscal 2008, we established VSOE for PKS related products which had a positive impact of $147,000 on our revenue for the nine months ended December 31, 2007; accordingly, our deferred revenue was decreased by the same amount.

DMX software revenues remained relatively constant at $198,000 and $596,000 in the three and nine months ended December 31, 2007, respectively, compared to $193,000 and $599,000 in the same periods of fiscal 2007.

WinNonlin Autopilot or Autopilot was introduced in the first quarter of fiscal 2008. The revenue generated from sales of Autopilot was $363,000 and $697,000 in the three and nine months ended December 31, 2007, respectively.

Services revenues. Software services revenues were $460,000 and $1.5 million in the three and nine months ended December 31, 2007, respectively, compared to $323,000 and $1.1 million in the same periods in fiscal 2007. The increase in software services revenue for the three and nine months ended December 31, 2007 was primarily due to an increase in the training and various deployment and automation projects executed during fiscal 2008 as compared to the same period in fiscal 2007.

Strategic Consulting Services segment revenues

Strategic Consulting Services segment revenues remained relatively constant at $3.0 million and $8.0 million in the three and nine months ended December 31, 2007, respectively, compared to $2.9 million and $8.0 million in the same periods in fiscal 2007.

Reporting and Analysis Services segment revenues

Reporting and Analysis Services segment was launched in the first quarter of fiscal 2008 and the total revenue generated was $369,000 and $850,000 for the three and nine months ended December 31, 2007. This segment showed a 36% growth in the third quarter of fiscal 2008 compared to the second quarter of fiscal 2008.

Cost of Revenues:

			% Change	% of Revenues
	Three Months Ended			Three Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$7,373	$6,121	20%

License, renewal and maintenance	73	69	6%	2%	2%
Services	2,562	1,802	42%	67%	56%

Total cost of revenues	$2,635	$1,871	41%	36%	31%

Cost of software Products Services segments revenues:
License, renewal and maintenance	73	69	6%	2%	2%
Services	457	193	137%	99%	60%

Cost of Software Products Services segment	$530	$262	102%	13%	8%

Cost of Strategic Consulting Services segment	$1,879	$1,609	17%	63%	56%

Cost of Reporting and Analysis Services segment	$226	$—	100%	61%	—

			% Change	% of Revenues
	Nine Months Ended			Nine Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$20,752	$17,833	16%

License, renewal and maintenance	190	179	6%	2%	2%
Services	7,156	5,265	36%	69%	58%

Total cost of revenues	$7,346	$5,444	35%	35%	31%

Cost of Software Products Services segments revenues:
License, renewal and maintenance	190	179	6%	2%	2%
Services	1,208	679	78%	83%	64%

Cost of Software Products Services segment	$1,398	$858	63%	12%	9%

Cost of Strategic Consulting Services segment	$5,278	$4,586	15%	66%	57%

Cost of Reporting and Analysis Services segment	$670	$—	100%	79%	—

Total cost of revenues

Total cost of revenues were $2.6 million and $7.3 million for the three and nine months ended December 31, 2007, respectively, compared to $1.9 million and $5.4 million in the same periods in fiscal 2007. Cost of revenue is comprised mainly of payroll and payroll related expenses plus royalty expenses and shipping costs. The increase in total cost of revenue is primarily associated with increased payroll and consulting related expenses associated with higher department headcount in fiscal 2008 and the additional costs associated with Reporting and Analysis Services group launched in the first quarter of fiscal 2008. Also included is the allocation of $71,000 and $153,000 of stock-based compensation expense in the three and nine months ended December 31, 2007, respectively, compared to $39,000 and $121,000 in the same periods of fiscal 2007.

Software Products segment

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license, renewal and maintenance revenues increased to $73,000 and $190,000 for the three and nine months ended December 31, 2007, respectively, compared to $69,000 and $179,000 in the same periods in fiscal 2007 as a result of higher license, renewal and maintenance revenue.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, facilities and overhead costs associated with our deployment services group. Cost of services revenue was $457,000 and $1.2 million for the three and nine months ended December 31, 2007, respectively, compared to $193,000 and $679,000 in the same periods in fiscal 2007. The increase is primarily due to increased training related events and associated revenue in fiscal 2008, accordingly, cost of services related to training services, deployment and automation projects also increased.

Strategic Consulting Services segment

Cost of services for our Strategic Consulting Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our Strategic Consulting Services segment was $1.9 million and $5.3 million for the three and nine months ended December 31, 2007, respectively, compared to $1.6 million and $4.6 million in the same periods in fiscal 2007. The increase in cost of services for our Strategic Consulting Services segment for the three months ended December 31, 2007 is primarily due to an increase of $137,000 in payroll due to the increase of department headcount and an $81,000 change in costs associated with the support to Sales and Marketing group. The increase in cost of services for our Strategic Consulting Services segment for the nine months ended December 31, 2007 was primarily due to an increase of $273,000 in payroll and consultant related expenses and a change of $306,000 in costs associated with the support to Sales and Marketing group.

Reporting and Analysis Services segment

Cost of services for our Reporting and Analysis Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our reporting and analysis personnel. Cost of services for our Reporting and Analysis Services segment was $226,000 and $670,000, respectively for the three and nine months ended December 31, 2007. The headcount for this business unit increased significantly during the nine months ended December 31, 2007 in order to increase our service capacity.

Operating expenses

Research & development

				% of Total Revenues
	Three Months Ended		% Change	Three Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$7,373	$6,121	20%

Total R&D expenses	$1,181	$1,066	11%	16%	17%

				% of Total Revenues
	Nine Months Ended		%Change	Nine Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$20,752	$17,833	16%

Total R&D Expenses	$3,548	$3,040	17%	17%	17%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses. Also included is the allocation of $34,000 and $87,000 of stock-based compensation expense in the three and nine months ended December 31, 2007, respectively, compared to $19,000 and $55,000 in the same periods of fiscal 2007.

Research and development expenses were $1.2 million and $3.5 million for the three and nine months ended December 31, 2007, respectively, compared to $1.1 million and $3.0 million for the same periods in fiscal 2007. The percentage of total revenue of research and development expenses remains relatively constant at 17% for the nine months ended December 31, 2007 and 2006, respectively. The increase in research and development expenses for the three months ended December 31, 2007 compared to the same period in fiscal 2007 was primarily due to an increase of $70,000 in costs associated with various R&D projects. The increase in research and development expenses for the nine months ended December 31, 2007, compared to the same period in fiscal 2007 was primarily due to a $312,000 increase in payroll and consulting related expenses due to increased department headcounts and an increase of $123,000 in costs associated with various R&D projects.

Sales and marketing

				% of Total Revenues
	Three Months Ended		% Change	Three Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$7,373	$6,121	20%

Total sales and marketing	$1,702	$1,628	5%	23%	27%

				% of Total Revenues
	Nine Months Ended		% Change	Nine Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$20,752	$17,833	16%

Total sales and marketing	$4,980	$4,581	9%	24%	26%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs. Also included is the allocation of $132,000 and $361,000 of stock-based compensation expense in the three and nine months ended December 31, 2007, respectively, compared to $80,000 and $236,000 in the same periods of fiscal 2007.

Sales and marketing expenses were $1.7 million and $4.9 million for the three and nine months ended December 31, 2007, respectively, compared to $1.6 million and $4.6 million for the same periods in fiscal 2007. The increase in sales and marketing expenses in absolute dollars for the three months ended December 31, 2007 compared to the same period in fiscal 2007 was primarily due to an increase of $122,000 in payroll related expenses due to higher department headcount. The increase in sales and marketing for the nine months ended December 31, 2007, compared to the same period in fiscal 2007 was primarily partially due to an increase of $630,000 in payroll related expenses due to higher department headcount and an increase of $125,000 in stock compensation expenses.

General and administrative

				% of Total Revenues
	Three Months Ended		% Change	Three Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$7,373	$6,121	20%

Total general and administrative	$1,416	$1,139	24%	19%	19%

				% of Total Revenues
	Nine Months Ended		% Change	Nine Months Ended
(In thousands, except percentages)	December 31, 2007	December 31, 2006		December 31, 2007	December 31, 2006
Total revenues	$20,752	$17,833	16%

Total general and administrative	$4,089	$3,971	3%	20%	22%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting fees. Also included is the allocation of $109,000 and $280,000 of stock-based compensation expense in the three and nine months ended December 31, 2007, respectively, compared to $57,000 and $208,000 in the same periods of fiscal 2007.

General and administrative expenses were $1.4 million and $4.1 million in the three and nine months ended December 31, 2007, respectively, compared to $1.1 million and $4.0 million in the same periods in fiscal 2007. The increase in general and administrative expense in absolute dollars and as a percentage of revenue in the three months ended December 31, 2007 was primarily as a result of an increase of $94,000 in payroll and payroll related expenses due to increased department headcounts, an $81,000 increase in legal fees, mainly associated with relisting on Nasdaq Stock Market and various increases from miscellaneous items. The general and administrative expenses for the nine months ended December 31, 2007 remained relatively constant at $4.1 million, compared to $4.0 million for the same period ended December 31, 2006.

Stock-Based Compensation

The below table summarizes the stock-based expenses recorded during the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Cost of revenues	$71	$39	$153	$121
Research and Development	34	19	87	55
Sales and marketing	132	80	361	236
General and administrative	109	57	280	208

Total	$346	$195	$881	$620

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants. The stock-based compensation expenses were $346,000 and $881,000 for the three and nine months ended December 31, 2007, respectively, compared to $195,000 and $620,000 for the same periods in fiscal 2007. The increases in stock-based compensation expenses in fiscal 2008 were primarily due to increased company-wide headcount, changes of expected life and volatility of stock options and fluctuation of our forfeiture rates.

Provision for Income Taxes

Year over year comparison for the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended			Nine Months Ended
	December 31, 2007	December 31, 2006	(%) Change	December 31, 2007	December 31, 2006	(%) Change
Provision for income taxes	$(46)	$(12)	283%	$(96)	$(86)	12%

Provisions for income taxes for the three months ended December 31, 2007 and 2006 were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

Reverse Stock Split

On October 18, 2007, the Company’s Board of Directors approved a 1-for-3 reverse split of its common stock, following approval by the Company’s stockholders on August 8, 2007. The reverse stock split was effective at 5:00 pm on November 13, 2007. As a result, the Company’s issued and outstanding common stock was reduced from approximately 28.2 million to approximately 9.4 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants, preferred stocks, other equity incentive awards and equity compensation plans) have been restated in the Condensed Consolidated Financial Statements, Notes to the Condensed Consolidated Financial Statements and this Item 2 for all periods presented to reflect the reverse stock split.

Liquidity and Capital Resources

Summarized cash, working capital and cash flow information is as follows (in thousands):

	December 31 2007	March 31 2007	$ Change	% Change
Cash and cash equivalents	$8,663	$7,829	$834	11%

Short-term investments	$6,408	$6,836	$(428)	(6%)

Working capital	$7,446	$5,305	$2,141	40%

	Nine Months Ended
	December 31
	2007	2006	$ Change	% Change
Net cash used in operating activities	$1,224	$3,127	$(1,903)	(61%)

Net cash used in investing activities	$(19)	$(6,401)	$6,382	(100%)

Net cash used in financing activities	$(339)	$(564)	$225	(40%)

Cash, Cash Equivalents and Short-Term Investments. As of December 31, 2007, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate notes and bonds, government securities and other debt securities with an original maturity at the time of purchase of over three months. The increase in our cash and cash equivalents during the nine months ended December 31, 2007, compared to March 31, 2007 was attributable to income generated during the period, partially offset by an increase of $1.2 million in account receivable driven by the timing of the revenue generated and cash collections. At December 31, 2007, our current working capital, defined as current assets less current liabilities, increased to $7.4 million. Included as a reduction to working capital is deferred revenue of $8.1 million, which will not require cash to settle, but will be recognized as revenue in the future. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months. However, if we proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. To the extent that we issue new stock or other rights to purchase stock or to generate additional cash, existing stockholders may be diluted and earnings per share may decrease.

Cash Flows for Operating Activities. Cash flows provided by operating activities decreased in the first nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to an increase in accounts receivable of $1.2 million driven by the timing of the revenue generated and cash collections during the period, a decrease in deferred revenue of $202,000, partially offset by an increase of non-cash items of $425,000. Such items include depreciation, amortization, preferred stock conversion and stock-based compensation expenses. Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on the timing of the closure of our license agreements, the related invoicing and payment provisions and collections.

Cash Flows for Investing Activities. Cash used in investing activities during the first nine months of fiscal 2008 was primarily related to the purchases and sales of short-term investments and miscellaneous asset purchases of capital equipment necessary for our ongoing operations. Cash used in investing activities decreased in the nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to the proceeds from sales of short term investments.

Cash Flows for Financing Activities. Cash used in financing activities the first nine months of fiscal 2008 decreased to $339,000 compared to $564,000 for the same period of fiscal 2007. Cash used in financing activities in the first nine months of fiscal 2008 was primarily the result of a $392,000 payment against our outstanding loan facilities with Silicon Valley Bank and a $73,000 payment of dividends to our preferred stockholders, offset by the receipt of $126,000 in proceeds from sales of common stock.

Credit Facilities and Loans. We have a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $5 million in borrowings, secured by eligible accounts receivable. On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment “) with the Bank. The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from $3 million to $5 million. If our modified quick ratio is equal to 1.75:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 1.75:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility as of December 31, 2007.

We had a secured term loan payable over 48 months, with monthly payments that commenced in July 2002. The balance was paid off as of June 30, 2006. In February 2005, we secured an additional term loan for the purchase of a new financial system, which was added to the existing term loan. The $300,000 additional term loan was payable over 36 months. In addition, we secured an equipment credit facility through June 2006 for up to $600,000. Each advance was payable over 36 months. On August 9, 2007, we paid off the remaining balances for both loans.

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

On June 27, 2007, all of the holders of preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, our outstanding shares of common stock increased by 2,685,628 shares and we recorded a $7 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the shareholders in the calculation of earning per shares.

As of December 31, 2007, the total number of shares underlying the outstanding warrants was 694,438 on a post reverse stock split basis. The exercise prices ranged from $0.75 per share to $21.60 per share. The warrants issued in connection with the 2002 private investment were originally exercisable for a period of five years from issuance. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. The Company’s registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002. If not exercised after the extended expiration date, the right to purchase the common stock will terminate. The warrants contain a cashless exercise feature. The common stock issuable upon exercise of the warrants is entitled to the benefits and is subject to the terms of a registration right agreement.

Contractual Commitments. As of December 31, 2007, we have operating leases of our facilities that expire at various times through fiscal years 2010 and 2011. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three and nine months ended December 31, 2007, we recorded rent expense of $123,000 and $326,000, respectively.

The following is a summary of our contractual commitments associated with our debt and lease obligations as of December 31, 2007 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
Operating leases	$1,447	$479	$888	$80

Total commitments	$1,447	$479	$888	$80

Short Term and Long Term Liquidity. We believe that the combination of our cash, cash equivalents and short-term investments, and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with the growth of the company over the past several fiscal years, we generated positive annual operating cash flow for fiscal 2007, fiscal 2006 and 2005. However, there is no assurance that we can continue to maintain positive cash flow quarterly or annually, we experienced negative operating cash flow in some quarters due to timing of normal payments during the quarter. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least for the next twelve months.

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

We had cash, cash equivalents and short-term investments totaling $15.1 million at December 31, 2007. These amounts were invested primarily in money market funds and instruments, corporate notes and bonds, government securities and other debt securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced our operations in April 1995 and incurred net losses for every quarter until attaining profitability in the fourth quarter of fiscal 2004. While we have maintained annual profitability for fiscal 2005, 2006 and 2007, as of December 31, 2007, we had an accumulated deficit of $73.3 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products. If these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

We have a limited amount of capital resources and we may not be able to sustain or grow our business if we cannot sustain profitability or raise additional funds on a timely basis.

We believe we have adequate cash to sustain operations through the next 12 months, and we are managing the business to achieve positive cash flow utilizing existing assets. However, even if we sustain profitability, we may not be able to generate sufficient profits to grow our business. As a result, we may need to raise additional funds through public or private financings or other sources to fund our operations. We may not be able to obtain additional funds on commercially reasonable terms, or at all. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, these equity securities might have rights, preferences or privileges senior to our common stock and preferred stock. In addition, the necessity of raising additional funds could force us to incur debt on terms that could restrict our ability to make capital expenditures and incur additional indebtedness. If we proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. To the extent that we issue new stock or other rights to purchase stock or to generate additional cash, existing stockholders may be diluted and earnings per share may decrease.

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

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2007, 2006 and 2005, sales to our top two customers accounted for 28%, 42% and 45% of total revenue, respectively and sales to our top five customers accounted for 43%, 52% and 62% of total revenue, respectively. In fiscal 2007, Pfizer, our largest customer, accounted for 17% of our total revenue, and Eli Lilly accounted for 11% of our total revenue. In fiscal 2006, Pfizer accounted for 25% of our total revenue and Eli Lilly accounted for 17% of our total revenue. In fiscal 2005, Pfizer accounted for 25% and Eli Lilly accounted for 20% of our total revenue. During the nine months ended December 31, 2007, sales to Pfizer and Lily were 13% of our total revenue. Our top two customers changed to Pfizer and Daiichi Sankyo Inc, or Daiichi and the sales to these two customers were 10% and 6% of our total revenue, respectively. The totals sales to the top two customers accounted for 16% of our total revenue during the nine months ended December 31, 2007, decreased from 29% of the same period of fiscal 2007. We are dependent on Pfizer, Eli Lilly or Daiichi for a substantial portion of our revenues, and if we were to lose Pfizer, Eli Lilly or Daiichi as a customer, it would have a material adverse effect on our revenues and business. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may further reduce the number of our existing and potential customers. If we do not generate as much revenue from these major customers as we expect to, if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in the United States and internationally. International sales of our products and services as a percentage of our total revenue for fiscal 2007, 2006 and 2005 were approximately 34%, 24% and 22%, respectively. International sales of our products and services as a percentage of our total revenue for the three and nine months ended December 31, 2007 was 32% and 33%, respectively. We have a total of 22 employees based outside the United States who deploy our software, perform consulting services and perform research in Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

For instance, before our reverse stock split on November 13, 2007, the trading price of our common stock closed as low as $1.21 and as high as $1.85 per share during fiscal 2007. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

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

Date: February 12, 2008

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