Form 10-K
period 2008-03-31
PHARSIGHT CORP
filed 2008-06-30
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number: 001-33846

PHARSIGHT CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0401273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 E. Evelyn Ave., 3rd Floor

Mountain View, CA 94041-1530

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 650-314-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $7.9 million based on the number of shares held by non-affiliates of the registrant as of September 30, 2007, and based on the reported last sale price of common stock on the NASDAQ Capital Market on September 28, 2007 which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s Common Stock outstanding as of June 15, 2008: 9,465,218

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

ITEM 1. BUSINESS

General

Pharsight Corporation develops and markets software and provides consulting services that help pharmaceutical and biotechnology companies improve drug development decision making by reducing the costs and time of drug development and commercialization. Our products include proprietary software for clinical trial simulation and computer-aided trial design, the statistical analysis and mathematical modeling of data, the automation of scriptable pharmacokinetic data analysis, the storage, management, and regulatory reporting of derived data and models in data repositories, the validation of regulatory workflows, and the visualization of drug-disease simulations. Pharsight uses expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to analyze and report trial results, to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers to optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

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

Our consulting services are used by 20 of the world’s largest 50 pharmaceutical companies. In addition, 45 of the world’s largest 50 pharmaceutical companies use our software products. Our software products are currently licensed for use on more than 6,700 researcher desktops.

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

•

The production of industry standard pharmacokinetic, or PK, reports required by the United States Food and Drug Administration, or FDA, for a new drug submission are often time consuming, costly, and effort intensive. Much of an individual scientist’s time in a typical client organization may be involved with tasks such as data preparation needed for analysis, display of PK analysis in reports, and the quality control measures needed to ensure correct information is presented to the FDA. These tasks may reduce time available to focus on the quality and impact of the scientific decisions that drive compound development. The lack of industry standards and an integrated software platform to drive the adoption and automation of standards can often lead to lengthy report cycles and delays in regulatory submissions. By deploying our Pharsight Knowledgebase Server, or PKS, suite of applications and services (WinNonlin, IVIVC Toolkit for WinNonlin, WinNonlin Validation Suite, PKS Reporter, PKS Validation Suite and WinNonlin AutoPilot), we believe our clients can achieve sustainable productivity improvements in their regulatory submission process. Our PKS data repository affords integration to legacy laboratory and clinical data sources, reducing the time needed for data preparation prior to analysis by our clients’ scarce scientific resources. The PKS suite seamlessly integrates PKS with WinNonlin, WinNonlin AutoPilot, PKS Reporter, and third-party applications and provides the opportunity to automate a majority of the standard PK reports required by the FDA.

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

•

In the production of pharmacokinetic and pharmacodynamic reports for European and US regulatory submissions, pharmaceutical and biotechnology companies may find that they lack internal resources or expertise for data aggregation, analysis, and reporting. Pharsight Reporting and Analyst Services, or RAS, scientists provide these services using methods of production that conform to regulatory requirements.

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

Client’s use of our software and leading edge methodology developed by our strategic consulting group greatly enhances the traditional drug-development process, which is heavily dependent upon clinical trials. Although our methodology does not displace the use of human trials in drug development, we believe our software and methodology renders human trials more efficient and relevant. The continued growth of our customer base, the importance ascribed to “Model-Based Drug Development” by the FDA in its Critical Path whitepaper, the increase in the number of contracts with our existing customers, and the increase in our average contract value over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. This demand can be met by increased deployment of our software and services, by proprietary solutions developed by our clients, or by increased internal resources within our customers. We believe that these trends, in addition to increasing regulatory requirements from the FDA, demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of our future software products and services.

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on the NASDAQ. In November 2002, our common stock ceased to trade on the NASDAQ National Market and began trading on the Over-The-Counter Bulletin Board system. In November 2007, our common stock ceased to trade on the Over-The-Counter Bulletin Board system and began trading on the NASDAQ Capital Market.

Pharsight Products and Services

Pharsight provides both consulting services and computer-based drug model development and database applications. In fiscal 1997, we first offered our WinNonlin, WinNonMix and Trial Simulator applications and scientific services. In fiscal 2001, we combined our scientific, decision support and methodology groups into an integrated group renamed Strategic Consulting Services. In fiscal 2002, we began selling our Pharsight Knowledgebase Server, providing a means of capturing and managing both summary and detailed pharmacokinetic/pharmacodynamic data across a large set of compounds and development phases. In fiscal 2004, we introduced and began selling DMX, software for visualizing drug model simulations. WinNonlin Validation Suite and PKS Validation Suite were introduced in fiscal 2006 to streamline validation of our WinNonlin and PKS products. IVIVC Toolkit for WinNonlin was introduced in fiscal 2007 to expand the capabilities of WinNonlin, enabling the use of WinNonlin for in vivo-in vitro correlations. In fiscal 2008, we launched a new client service offering, Reporting and Analysis Services and introduced WinNonlin AutoPilot to automate the creation of presentation–quality output created through WinNonlin.

In fiscal 2008, 2007 and 2006, revenues from our software product offerings and related services generated 57%, 57% and 59% of our total revenues, respectively, and revenues from our Strategic Consulting Services generated 37%, 43% and 41% of our total revenues, respectively. In fiscal 2008, revenues from our newly launched Reporting and Analysis Services generated 6% of our total revenues. In fiscal 2008, 2007 and 2006, revenues from our software product offerings and related services were approximately $16.2 million, $14.2 million and $13.4 million, respectively, and revenues from our Strategic Consulting Services were was approximately $10.6 million, $10.9 million and $9.3 million, respectively. In fiscal 2008, revenues from our Reporting and Analysis Services were approximately $1.5 million.

We operated in three business segments comprised of Software Products, Strategic Consulting Services and Reporting and Analysis Services during fiscal 2008. Our revenues from external customers, profit and loss and total assets, are set forth in our financial statements, which appear in “Item 8—Financial Statements and Supplementary Data.” Information regarding sales to customers by major geographic regions is set forth in Note 11 to our financial statements, which appears in “Item 8—Consolidated Financial Statements and Supplementary Data.” All of our significant long-lived assets are located within the United States.

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

Analytics Software

WinNonlin and WinNonMix. These software applications are used to efficiently analyze clinical and preclinical data, allowing the creation of Pharmacokinetic/Pharmacodynamic, or PK/PD, models and validating the assumptions and information on which the models are based. The analysis and modeling foster better understanding of the data and better decision making with respect to dosage and dosing regimens. Such analysis is cost-effective and either required or encouraged by FDA regulations for new drug submissions.

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

Trial Simulator. Trial Simulator uses information about the PK and PD of the drug under investigation and comparator (including placebo), the patient populations that will be treated, and the likely adhereance of patients to the drug therapy and other protocol requirements, and simulates multiple trial datasets. Statistical tests are then applied to the simulated datasets as though an actual trial had been conducted. The results are used to help design and optimize proposed clinical trial protocols. Poor protocol design may result in ambiguous trial results that fail to identify ineffective candidates early, increase expense and time in identifying successful drugs and expose trial patients to unnecessary risk. Poor protocol dosing decisions may cause the rejection of a candidate drug that might otherwise be approved at an appropriate dose. Computer-aided trial design, using Trial Simulator, cannot guarantee successful trials, but can help to improve the efficiency, required time, and likelihood of definitive and successful results.

Data Management & Compliance Software

Pharsight Knowledgebase Server. PKS provides a means of capturing and managing both summary and detailed PK/PD data across a large set of compounds and development phases. PKS also provides a unified data environment for supporting clinical pharmacology modeling, analysis and reporting activities. PKS is directly integrated with WinNonlin and other industry standard modeling and analysis tools. PKS was developed to help enable compliance with the FDA regulations that require electronic data security and auditing on submissions to the FDA. We believe that industry acceptance of PKS has been positively affected by the client need for efficiency gains, as well as compliance with increased regulatory requirements.

PKS Reporter. PKS Reporter addresses the need for streamlined, systematic, and automated report generation and signature. Using PKS as an underlying source of secure, regulatory-compliant report content, PKS Reporter allows researchers to use familiar tools such as WinNonlin and Microsoft Word to construct, update, review and approve standard clinical pharmacology reports. PKS Reporter is directly integrated with PKS, as both a source of report content and a secure repository for report storage and version control. PKS Reporter links reports in Microsoft Word directly to PKS, where it draws report content from data and modeling results created in WinNonlin Enterprise, NONMEM, SAS and other industry-standard modeling and analysis tools. From within Microsoft Word, researchers can browse the PKS database, loading objects and values drawn from various PKS studies and analysis scenarios. When the source data change, PKS Reporter marks its content as out of date, ready for automatic update. Quality assurance staff can automate the verification of report data by simply opening the document and selecting to have all references checked. Development teams can create standardized report templates specifying report layout, formatting and specific content elements. Report sign-off is smooth and automatically tracked with PKS Reporter’s signature tool and e-mail notification.

WinNonlin AutoPilot. WinNonlin AutoPilot, or Autopilot, is a configurable software application for WinNonlin that automates the creation of presentation-quality clinical pharmacokinetic analysis outputs from study data to be used in standard reports. Using WinNonlin AutoPilot, companies can vastly improve their productivity while improving the quality and consistency of analyses and reports. Autopilot provides the infrastructure and tools to manage and effectively automate common or repetitive data transformations, PK analysis, and creation of report-ready tables and graphs. Because these outputs must reflect the requirements and standard operating procedures of each research organization, Autopilot provides a user-interface that allows extensive configuration of formatting and business rules that apply in the generation of these analyses. Customer-defined configurations do not require changes to the underlying computer code, and are stored in a settings file that enables clear communication of standards and immediate use across the organization, thus improving the consistency, quality, and utility of the outputs.

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

Model Visualization Software

Drug Model Explorer. DMX is a software program that communicates the essential findings of drug models while freeing the user from the need to understand the drug model’s complex underlying mathematics. With DMX, project teams made up of physicians, marketers, and other non-modelers can visualize and explore key modeled drug attributes, and the uncertainty around those attributes, given the current state of knowledge about a development program. DMX generates views of the simulated data from queries of underlying drug-disease models and simulated responses over a defined problem-space (e.g., treatments, endpoints, covariates and competitors).

We believe that our continued growth depends on ongoing delivery of new products to our current and prospective customers. These new products must address an ever-expanding set of customer needs for clinical development of drugs and thereby expand the number of prospective users within pharmaceutical companies to whom we may sell.

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

Reporting and Analysis Services

A complementary service to our Software Products and Strategic Consulting Services was launched in the first quarter of fiscal 2008. Reporting and Analysis Services addresses the full spectrum of client needs for modeling and simulation in regulatory reports such as those required in Section 5 of the Common Technical Document. These services meet growing customer demand for analysis and reporting of PK/PD data generated in clinical and preclinical studies supporting new drug approvals. These studies include toxicokinetic, single- and multiple-ascending dose, drug-drug interaction, renal and hepatically impaired, fed-fasted, bioequivalence/bioavailability, QT prolongation, and others.

Customers

Our software customers range in size from the largest pharmaceutical companies to small and medium-sized pharmaceutical and biotechnology organizations.

Our Strategic Consulting Services customers range in size from the largest pharmaceutical companies to small pharmaceutical companies, and the focus of our work differs depending upon the size and maturity of the customer. With our smaller and medium-sized customers, we tend to engage in discrete projects often with challenging analytic and design problems, where modeling and simulation can be particularly valuable. This kind of work may or may not lead to subsequent engagements. By contrast, with our largest customers, we may have ongoing relationships which are more strategic in nature, and we focus on helping improve the process by which they develop drugs, broadening and deepening the application of modeling and simulation over time, with the intent of achieving systematic, lasting performance improvement.

Our Reporting and Analysis Services customers range in size from the largest pharmaceutical companies to small pharmaceutical and biotechnology companies. The focus of the work is independent of customer size.

During our fiscal year ended March 31, 2008, we provided products and services for which we recognized revenue from more than 1,000 customers. Our top two customers were Pfizer Inc., or Pfizer, and Daiichi Sankyo Inc, or Daiichi, in fiscal 2008 and Pfizer and Eli Lilly and Company, or Lilly in fiscal 2007 and 2006. In fiscal 2008, Pfizer, our largest customer, accounted for 10% of our total revenue, and Daiichi accounted for 7% of our total revenue. In fiscal 2007 and 2006, Pfizer accounted for 17% and 25% of our total revenue, respectively, and Lilly accounted for 11% and 17% of our total revenue, respectively. While we were successful in diversifying our customer base and reducing our dependency on our largest customers, we are still dependent on them for a substantial portion of our revenues. If we were to lose these customers, it would have a material adverse effect on our revenues and business. See “Item 1A—Risk Factors—Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.”

Product Development

Within our software products segment, we employ engineers with expertise in software development, web-based applications, database systems, network architecture, and mathematical modeling, and scientists with expertise in clinical development, decision analysis, statistical modeling, clinical pharmacology, and drug development. Our product development personnel work closely with our Strategic Consulting and Reporting and Analysis scientists, and also with our client base, in designing and testing products to meet customer requirements.

Our research and development efforts are focused on improving and enhancing our existing products and services, as well as developing new products and services. Our research and development efforts take place principally at our office in Cary, North Carolina.

In fiscal 2004, we expanded investment in research and development to grow our ability to achieve potential breakthrough improvements in drug development productivity for our customers. The primary focus of this investment has been in software products that enable customers to adopt and implement our model-based drug development methodology. The introduction of DMX in fiscal 2004 represented one accomplishment in this area, enabling non-modelers in the drug development process to utilize those models in a systematic, integrated fashion to collaborate and make better decisions. In late 2005, we released WinNonlin Validation Suite, a product intended to speed the validation of WinNonlin installations. Many of our customers desire to operate WinNonlin within a validated workflow, and the Validation Suite automates part of the chore of validation. In 2005, we also released PKS Validation Suite, which automates many time-consuming tasks associated with the validation of PKS installations. Both WinNonlin and PKS Validation Suites make the process of deploying new versions of WinNonlin and PKS easier and faster, thus giving clients a faster path to benefits available in the most recent releases. In early 2007, we released IVIVC Toolkit for WinNonlin. IVIVC Toolkit for WinNonlin provides for special mathematical techniques for predicting the PK of new drug candidates in the human body from information gathered in vitro (outside the body), thus avoiding costly in-body testing. In early 2006, we began development of a productized version of our “PK Automation” framework (WinNonlin AutoPilot, released in June 2007), a software product incorporating functionality previously delivered as custom code. WinNonlin

AutoPilot interoperates with WinNonlin, and automates the production of certain WinNonlin PK analyses routinely needed in the preparation of regulatory reports. We believe that WinNonlin AutoPilot can bring significant productivity improvements to companies facing an ongoing need for regulatory-quality clinical PK analysis. See “Item 1A—Risk Factors—We may lose existing customers or be unable to attract new customers if we do not keep pace with technological changes.”

Our research and development expenses were approximately $4.8 million, $4.3 million and $3.5 million, representing 17%, 17%, and 15% of total revenue in fiscal 2008, 2007 and 2006, respectively.

Sales and Marketing

Sales of our products and services are primarily generated in the United States and Europe through a direct field sales organization as well as an inside sales organization. Sales of our Strategic Consulting Services can range from discrete single projects, where modeling and simulation can be particularly valuable, to expansions of ongoing relationships at our larger clients, which are more strategic in nature. Sales of our Reporting and Analysis Services can range from analyses and reporting of individual preclinical or clinical trial datasets using noncompartmental methods to complex analyses of datasets from multiple trials using population methods. Reporting and Analysis Services sales can arise from either our outside or inside sales organizations. Our desktop software applications are primarily sold through our inside sales organization in the United States, Europe, and India, and through distributors in Japan and China. The decisions to purchase PKS or Autopilot software may involve several different customer departments, such as clinical pharmacology, ADME (Absorption, Distribution, Metabolism and Excretion), toxicology, biostatistics, regulatory and early clinical as well as information technology, or IT and procurement. PKS software sales involve a significant validation process and can demand a team of sales, marketing and IT support professionals during the sales process causing the sales cycle to be extended. DMX software sales require a team of Strategic Consulting Services consultants, sales and product management. A customer’s decision to purchase DMX may also involve several groups in research and development, such as PK/PD, modeling and simulation, clinical pharmacology, and biostatistics, as well as IT. A DMX purchaser would typically be a company whose decision process already incorporates modeling and simulation methodology.

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

In addition, our Reporting and Analysis Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. These regulations are governed primarily by Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, guidelines mandated by the FDA. The standards of GLP and GCP are required by the FDA and by similar regulatory authorities around the world. GLP regulations contain the industry standard for the conduct of preclinical and laboratory testing, and require adherence to written, standardized procedures during the conduct of studies and the recording, reporting and retention of study data and records. GCP regulations contain the industry standard for the conduct of clinical research and development studies, and require rigorous attention to employee training; detailed, authorized documentation; equipment validation; careful tracking of changes and routine auditing of compliance.

Competition

Software Products. We compete based on a number of factors, including the functionality, reliability and ease of implementation and use of our software products. Our WinNonlin, WinNonMix, IVIVC Toolkit and PKS products compete with products produced by other companies. Our products perform certain mathematical operations that can in some cases be performed by general statistical software. Thus we face generalized, indirect competition from these products. Although we believe we currently do not have direct competitors for the entire functionality of our Trial Simulator product or our DMX product, other companies may directly compete with us with specialized, not general, products in the future. Competing tools for the simulation of specialized adaptive trial designs are emerging. Potential competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the pharmaceutical industry than we have. In addition, competitors may merge or form strategic alliances and be able to offer, or bring to market earlier, services that are superior to our own.

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

Reporting and Analysis Services. We compete on the basis of quality and expertise of our analysis, the depth of our experience in the modeling techniques, and in faster, more reliable execution of the analysis and reporting through the use of our software tools. Our customers range from early stage companies with one or a few compounds in development and limited infrastructure to carry out analyses and reporting to large companies with extensive internal capabilities. In all cases we face competition from contract research organizations (CROs) which provide similar services to ours. Some CROs also operate bioanalytical labs and clinics, and can therefore offer a broader selection of services than we can.

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

We hold six U.S. patents with expirations dates between April 2021 and June 2024, and three U.S. patent applications pending. It is possible that the patents that we have applied for, if issued, or our potential future patents may be successfully challenged or that no patent will be issued from our patent applications. It is also possible that we may not develop proprietary products or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

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

Employees

As of March 31, 2008, we had a total of 113 employees—8 in software, training and deployment; 25 in Strategic Consulting Services; 11 in Reporting and Analysis Services; 20 in sales and marketing; 29 in research and development; and 20 in executive, general and administrative and information technology functions. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3rd Floor, Mountain View, CA 94041-1530.

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

We commenced our operations in April 1995 and incurred net losses for every quarter until attaining profitability in the fourth quarter of fiscal 2004. While we have maintained annual profitability for four consecutive fiscal years, as of March 31, 2008, we had an accumulated deficit of approximately $72.6 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products and services. If these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

These factors and other specific accounting requirements for software revenue recognition require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that we believe meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Therefore, it is possible that from time to time we may license our software or provide service with terms and conditions that do not permit revenue recognition at the time of delivery or even as work on the project is completed. In fiscal 2008, software license revenue accounted for 50% of our total revenue. The majority of our large initial PKS software transactions include services pertaining to modification and customization of the core PKS software product, which may result in delayed revenue recognition for a significant period of time.

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

We receive a substantial majority of our revenue from a limited number of customers. For fiscal 2008, 2007 and 2006, sales to our top two customers accounted for approximately 17%, 28% and 42% of total revenue, respectively and sales to our top five customers accounted for approximately 29%, 43% and 52%. Our top two customers were Pfizer and Daiichi in fiscal 2008 as compared to Pfizer and Lily in fiscal 2007 and 2006. In fiscal 2008, Pfizer, our largest customer, accounted for approximately 10% of our total revenue, and Daiichi accounted for approximately 7% of our total revenue. In fiscal 2007, Pfizer accounted for approximately 17% of our total revenue and Lilly accounted for approximately 11% of our total revenue. In fiscal 2006, Pfizer accounted for approximately 25% and Lilly accounted for approximately 17% of our total revenue. We are dependent on a small number of customers for a substantial portion of our revenues, and if we were to lose these customers, it would have a material adverse effect on our revenues and business. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may further reduce the number of our existing and potential customers. If we do not generate as much revenue from these major customers as we expect to, if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

Our success depends on our ability to develop our existing customer relationships and establish relationships with additional companies. If we lose any significant relationships with existing customers or fail to establish additional relationships, we may not be able to execute our business plan and our business will suffer. Developing customer relationships with pharmaceutical companies can be difficult for a number of reasons. These companies are often very large organizations with complex decision-making processes that are difficult to affect. In addition, because our products and services relate to the core technologies of these companies, these organizations are generally cautious about working with outside companies. Some potential customers may also resist working with us until our products and services have achieved more widespread market acceptance. Our existing customers could also reassess their commitment to us, not renew existing agreements or choose not to expand the scope of their relationship with us.

Our revenues and results of operations would be adversely affected if a customer cancels a contract for services, maintenance and support or software deployment with us.

Our customers can cancel many of our services or maintenance and support agreements upon prior notice. Additionally, due to the nature of our services and deployment engagements, customers sometimes delay projects because of timing of the clinical trials and the need for data and information that prevent us from proceeding with our projects. These delays and contract cancellations cannot be predicted with accuracy and we cannot assure you that we will be able to replace any delayed or canceled contracts with the customer or other customers. If we are unable to replace those contracts, our revenues and results of operations would be adversely affected.

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

We are highly dependent on the principal members of our management, scientific and development staff. Our reputation is also based in part on our association with key scientific advisors. The loss of any of these personnel might adversely impact our reputation in the market and harm our business. Failure to attract and retain key management, scientific and technical personnel could prevent us from achieving our strategy and developing our products and services. In addition, our management team has experienced significant personnel changes over the past years and may continue to experience changes in the future. If our management team continues to experience attrition, high turnover, or does not work effectively together, it could harm our business. Additionally, we do not currently hold key-man life insurance policies on our CEO, CTO or other key contributors. The demise of any of these individuals could adversely impact our business.

Our business depends on our intellectual property rights, and if we are unable to adequately protect them, our competitive position will suffer.

Our intellectual property is important to our competitive position. We protect our proprietary information and technology through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We cannot assure you that the steps we have taken will prevent misappropriation of our proprietary information and technology, nor can we guarantee that we will be successful in obtaining any patents or that the rights granted under such patents will provide a competitive advantage. Misappropriation of our intellectual property could harm our competitive position. We may also need to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity, and we may incur substantial costs as a result. In addition, the laws of some foreign countries provide less protection of intellectual property rights than the laws of the United States, Canada and Europe. As a result, we may have an increasingly difficult time adequately protecting our intellectual property rights as our sales in foreign countries grow.

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

We market and sell our products and services in North America and internationally. International sales of our products and services as a percentage of our total revenue for fiscal 2008, 2007 and 2006 were approximately 28%, 34% and 24%, respectively. We have a total of 25 employees based outside the United States who deploy our software, perform consulting services and perform research in Canada, Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, we must comply with the auditor attestation requirements of Section 404 beginning in fiscal 2010.

Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to provide an attestation report regarding the effectiveness of our internal controls, or qualify such report or fail to provide such report in a timely manner), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

For instance, on an as-adjusted basis to reflect the reverse stock split effected in November 2007, the trading price of our common stock closed as low as $4.41 and as high as $6.66 per share during fiscal 2008. We have experienced very low trading volume in our stock, and thus small purchases and sales can have a significant effect on our stock price. In addition, the stock markets have experienced extreme price and volume fluctuations, particularly in the past year, that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions, such as recessions and interest rate fluctuations, may also have an adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our principal executive offices, totaling approximately 14,000 square feet, are located in Mountain View, California under a lease that expires in August 2010. We also lease approximately 18,000 square feet in Cary, North Carolina for a sales, development and training facility under a lease agreement that expires through March 2011. In April 2008, we entered into a three year operating lease agreement in Montreal, Canada for our Reporting and Analysis Services group. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Pharsight’s stockholders during the fourth quarter of our fiscal year ended March 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information concerning our executive officers as of June 26, 2008:

Name	Age	Position
Shawn M. O’Connor	49	President, Chief Executive Officer and Chairman

William Frederick	45	Senior Vice President, Chief Financial Officer and Corporate Secretary

Daniel L. Weiner, PhD	58	Senior Vice President and Chief Technology Officer

Mark Hovde	51	Senior Vice President, Marketing

James D. Hayden	40	Senior Vice President, Global Sales

John E. Murphy, DrPH	60	Senior Vice President, Consulting Services

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

William Frederick, joined Pharsight in April 2006. Prior to joining Pharsight, Mr. Fredrick was Vice President and Chief Financial Officer of Versata, Inc. from January 2004 to January 2005. Mr. Frederick joined Versata in December 2002 as Corporate Controller and was appointed as Vice President and Chief Financial Officer in January 2004. In February 2005, Mr. Frederick was also appointed as Versata’s interim Chief Executive Officer and President. From August 2000 through March 2002, Mr. Frederick served as Vice President, Finance at Clarent Corporation. From January 2000 through August 2000, Mr. Frederick was Corporate Controller at ACT Networks, Inc. a developer and manufacturer of broadband access equipment that was acquired by Clarent in August 2000. From May 1999 to November 1999, Mr. Frederick was the Chief Financial and Administrative Officer of IAM.com, Inc, a business-to-business web application company. From January 1998 to May 1999, Mr. Frederick was in the corporate finance department of The Disney Store division of The Walt Disney Company. Mr. Frederick holds a M.B.A degree from California State University at Long Beach and a bachelor’s degree in finance from California State University at Fullerton.

Daniel L. Weiner, Ph.D., rejoined Pharsight as Senior Vice President, Software Products in June 2004, and was recently promoted to Chief Technology Officer. Dr. Weiner worked as an independent pharmaceutical consultant before taking the position of Senior Vice President and Head of Global Clinical Development at

IVAX Corporation from May 2003 to May 2004. From February 1998 until December 2002, Dr. Weiner held the position of Senior Vice President of Software Development with Pharsight Corporation. Dr. Weiner has served as an expert consultant to the FDA on pharmacokinetic modeling and bioequivalence assessment. Prior to his previous tenure with Pharsight as a Senior Vice President, Dr. Weiner held several management positions including Head, Biostatistics, Merrell Dow Pharmaceuticals; Vice President, Statistical Consultants, Inc.; Vice President, Syntex Development Research; and Senior Vice President and Principal Scientist, Quintiles. Dr. Weiner graduated from the University of Kentucky with a doctoral degree in Mathematical Statistics, with emphasis on compartmental modeling, as well as an M.S. in Statistics and a B.S. in Mathematics.

Mark Hovde, joined Pharsight in April 2005 as Senior Vice President, Marketing. Mr. Hovde has more than 15 years of experience in marketing and business development for pharmaceutical software, data, and services companies. Prior to joining Pharsight, from October 2003 to April 2005, Mr. Hovde was the President and founder of Hovde Associates, LLC, a management consulting firm specializing in counsel on pharmaceutical development. Prior to this, from September 2000 to October 2003, he was the Vice President, Sales and Business Development at Fast Track Systems, Inc., a developer of software focused on improving the protocol quality and the speed of the clinical trial process. From 1989 to August 2000, Mr. Hovde was also the co-founder of DataEdge, LLC, a developer of novel informatics that help reduce the time and cost of clinical trials. Mr. Hovde has authored several publications and presentations and holds a Bachelor of Science degree in Finance from the Wharton School of the University of Pennsylvania, where he was also named a Benjamin Franklin Scholar, and an MBA from Harvard Business School.

James D. Hayden, joined Pharsight in April 2005 as Senior Vice President, Global Sales. Mr. Hayden has 15 years of experience in sales, marketing and management within the life sciences industry. From May 1998 to April 2005, Mr. Hayden held various positions with Accelrys, Inc., a leading provider of software for computation, simulation, and the management and mining of scientific data used by biologists, chemists and materials scientists. From June 1991 to April 1998 he held various positions at Bio-Rad Laboratories, a developer of innovative tools and services for the clinical diagnostics and life sciences research markets including Product Support Manager and Senior Account Manager. Mr. Hayden began his career as an electrical engineer at Raytheon and holds an MBA from Rutgers University and a B.S. in Electrical Engineering from Boston University.

Dr. John E. Murphy, joined Pharsight in April 2008 as Senior Vice President, Consulting Services. Prior to joining Pharsight, from January 2005 to April 2008, Dr. Murphy was Principal and Executive Advisor at Booz Allen Hamilton, Inc. Before this, from September 2001 to January 2005, Dr. Murphy served as Vice President and Chief Information Officer at CuraGen Corporation, a publicly traded biopharmaceutical company. Prior to joining CuraGen, from July 1996 to April 2000, Dr. Murphy was founder and chief executive officer at Just Medicine Incorporated, a developer of regulatory-compliant clinical software for the management of real-time data collection and analysis. Dr. Murphy has also held a number of other senior leadership roles in medical device companies, life sciences software technology companies and healthcare delivery organizations, including Predict Incorporated, Community Health Computing and Mercy Hospital in Watertown, New York. He earned his masters and doctor of Public Health degrees from Columbia University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “PHST”. Our common stock first traded publicly on August 9, 2000, concurrent with the underwritten initial public offering of shares of our common stock, on the NASDAQ National Market and continued to be traded there until November 7, 2002. From November 8, 2002 to November 26, 2007, our common stock traded on the Over-The-Counter Bulletin Board system or OTCBB. On November 27, 2007, our common stock ceased to trade on the OTCBB and began trading on the NASDAQ Capital Market.

As of June 15, 2008, there were 9,465,218 of common stock outstanding that were held by 48 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The table below sets forth the high and low sales prices for our common stock as reported on NASDAQ and the high and low bid information for our common stock as reported on the OTCBB, as applicable, for the periods indicated, all of which reflect the one for three reverse stock split effected on November 13, 2007:

	High		Low
Fiscal year ended March 31, 2008
Fourth Quarter	$5.50		$3.76
Third Quarter	8.00		4.66
Second Quarter	6.75	*	4.50	**
First Quarter	5.94	*	4.26	**

Fiscal year ended March 31, 2007
Fourth Quarter	$5.10	*	$3.75	**
Third Quarter	5.85	*	3.96	**
Second Quarter	4.50	*	3.15	**
First Quarter	4.80	*	3.63	**

*	This high bid information was reported on the “OTCBB”, on an as-adjusted basis to reflect the reverse stock split effected in November 2007.

**	This low bid information was reported on the “OTCBB”, on an as-adjusted basis to reflect the reverse stock split effected in November 2007.

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

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the five years ended March 31, 2008. The graph and table assume that $100.00 was invested on March 31, 2003 (the last day of trading for the year ended March 31, 2003) in each of our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index and that all dividends were reinvested. We have not paid or declared any cash dividends on our common stock. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Pharsight Corporation, The NASDAQ Composite Index

And The NASDAQ Biotechnology Index

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the foregoing information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical selected consolidated financial data in conjunction with the financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. We have derived our consolidated balance sheet data as of March 31, 2008 and 2007 and consolidated statement of operations data for each of the years ended March 31, 2008, 2007 and 2006, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived our balance sheet data as of March 31, 2006, 2005 and 2004 and statement of operations for the years ended March 31, 2005 and 2004 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data
Revenues	$28,342	$25,092	$22,742	$22,593	$17,730
Gross profit*	18,612	17,361	15,043	14,832	9,937
Total operating expenses*	17,212	15,715	14,461	11,841	11,673
Income (loss) from operations*	1,400	1,646	582	2,991	(1,736)
Net income (loss)*	1,685	1,871	530	2,733	(1,997)
Net income (loss) attributable to common stockholders	$(5,466)	$1,125	$(208)	$2,123	$(2,990)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.62)	$0.17	$(0.03)	$0.33	$(0.47)
Diluted	$(0.62)	$0.16	$(0.03)	$0.22	$(0.47)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	8,757	6,590	6,474	6,374	6,350
Diluted	8,757	7,187	6,474	9,503	6,350

	As of March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$17,099	$14,665	$10,832	$10,579	$10,027
Total assets	23,937	19,995	17,786	16,822	15,294
Current portion of notes payable	—	292	1,519	1,975	1,875
Long-term obligations, net of current portion	261	279	699	536	1,610
Redeemable convertible preferred stock	—	7,096	6,641	6,266	6,164
Total stockholders’ equity (deficit)	$9,841	$(350)	$(2,659)	$(2,630)	$(4,915)

*	We adopted SFAS No. 123R on April 1, 2006 using the modified prospective transition method. The stock based compensation expense recognized under this method was approximately $1.3 million and $831,000 in fiscal 2008 and 2007, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Part I—Item 1A—Risk Factors.” The following discussion should be read in conjunction with the financial statements and notes thereto set forth under “Item 8—Financial Statements and Supplementary Data.”

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services and reporting and analysis services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s proprietary software products include Trial Simulator for clinical trial simulation and computer-aided trial design; WinNonlin and WinNonMix for the statistical analysis and mathematical modeling of PK/PD data; IVIVC Toolkit for WinNonlin for the development of in-vivo-in-vitro correlations and the management of related datasets and workflow; WinNonlin Validation Suite for streamlined on-site validation of WinNonlin; PKS, WinNonlin AutoPilot, PKS Reporter and PK Automation for the storage, management, analysis, and regulatory reporting of derived data and models in data repositories; PKS Validation Suite for streamlined on-site validation of PKS; and Drug Model Explorer for dynamic visualization and communication of model-based product profiles. Our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

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

For reporting purposes, we operated in three business segments or groups during fiscal 2008: Software Products, Strategic Consulting Services, and Reporting and Analysis Services. Our Software Products segment consists of software products and software deployment and integration services that provide the analytical tools and conceptual framework to help clinical researchers optimize the decision-making and workflows required to perform, analyze, and report on the clinical tests needed to bring drugs to market. Our Strategic Consulting segment consists of consulting, training and process redesign conducted by our clinical and decision scientists in the application and implementation of our core decision methodology. Reporting and Analysis Services was launched in the first quarter of fiscal 2008 to address client needs for modeling and simulation in the production of reports submitted to regulatory authorities to gain marketing authorization. These services meet growing customer demands for analysis and reporting of pharmacokinetic/pharmacodynamic data generated in clinical and preclinical studies supporting new drug approvals. In the production of these analyses and reports, our Reporting and Analysis Services group often makes use of Pharsight software products. These segments were determined based on how management and our Chief Operating Decision Maker, or CODM, who is our Chief Executive Officer, view and evaluate our business.

Financial Highlights for Fiscal 2008

•

Our total revenue for fiscal 2008 was approximately $28.3 million, approximately a $3.3 million increase over fiscal 2007, primarily due to increases in both software license revenue and Reporting and Analysis Services revenue offset by a slight decrease in software services revenue and Strategic Consulting Services revenue.

•

Our revenue from the Software Products segment for fiscal 2008 was approximately $16.2 million compared with approximately $14.2 million for fiscal 2007. License, renewal and maintenance revenue for fiscal 2008 accounted for approximately $14.2 million, up from approximately $12.1 million for fiscal 2007. Software services revenue accounted for approximately $2.0 million for fiscal 2008, a decrease from approximately $2.2 million for fiscal 2007.

•

Our revenue from the Reporting and Analysis Services segment was approximately $1.5 million for fiscal 2008. Gross margin for this segment was 53% for the fourth quarter and 36% for fiscal 2008. The lower margin for the year compared to fourth quarter was due to start up costs at the beginning of the year.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004. Fiscal 2008 marked our fourth consecutive fiscal year of annual profitability and positive annual net cash flow. Prior to that time we had incurred losses since inception. As of March 31, 2008, we had an accumulated deficit of approximately $72.6 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

As of March 31, 2008, we had approximately $17.1 million in cash, cash equivalents and short-term investments and the limit on our line of credit was approximately $5 million. We believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months. Our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some that are outside of our control, such as the state of the overall economy, the demand for our products and services and the length and lack of predictability of our sales cycle. In addition, if we proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. To the extent that we issue new stock or other rights to purchase stock or to generate additional cash, existing stockholders may be diluted and earnings per share may decrease.

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

The worldwide pharmaceutical industry continues to undergo substantial consolidation, which may reduce the number of our existing and potential customers. The loss of one of our large customers could hurt our business and operating results.

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

We established the Reporting and Analysis Services group in fiscal 2008. We currently do not have any history to validate the ongoing growth and success of this group.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policies that currently affect our financial condition and results of operations are revenue recognition, allowance for doubtful accounts, valuation of stock-based compensation, and valuation of deferred tax assets, which impact revenue and operating expenses. We believe that these accounting policies are critical to fully understand and evaluate our reported financial results.

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

Software Product Segment

We enter into arrangements for term-based software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which we receive solely license and renewal fees. We do not have vendor specific objective evidence, or VSOE, of fair value to allocate the fee to the separate elements for these arrangements. Therefore, we do not present PCS revenue separately in connection with these arrangements, and we do not believe other allocation methodologies, such as allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. We recognize each of the initial and renewal license fees ratably over the one-year period or the remaining period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

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

The majority of our PKS software arrangements include software deployment services. Prior to the second quarter of fiscal 2008, we deferred revenue for software deployment services, along with the associated license revenue, until the services were completed. If there was significant uncertainty about the project completion or receipt of payment for the professional services, we deferred revenue until the uncertainty was sufficiently resolved. Beginning in the second quarter of fiscal 2008, for PKS perpetual licenses, we allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

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

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards or SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R. Using the modified prospective transition method of adopting SFAS 123R, we began recognizing compensation expense for stock-based awards granted or modified after March 31, 2006 and awards that were granted prior to the adoption of SFAS 123R but were still unvested at March 31, 2006. Under this method of implementation, no restatement of prior periods is required or has been made.

SFAS 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We elected to calculate our compensation expense by applying the Black-Scholes valuation model and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Stock-based compensation expense recognized in our consolidated statements of operations for the years ended March 31, 2007 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” or SFAS 123.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Accordingly, stock-based compensation expense recognized in the consolidated statements of operations for the years ended March 31, 2007 and 2008 has been reduced for estimated forfeitures. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

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

Revenue

	Year Ended March 31,					Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2008	2007		2006		2008/2007	2007/2006	2008	2007	2006
	(In thousands, except percentages)
Total Revenues:
License, renewal and maintenance	$14,215	$12,055		$10,769		18%	12%	50%	48%	47%
Services	14,127	13,037		11,973		8%	9%	50%	52%	53%

Total revenues:	$28,342	$25,092		$22,742		13%	10%	100%	100%	100%

Software Products Segment Revenues:
License, renewal and maintenance	$14,215	$12,055		$10,769		18%	12%	50%	48%	47%
Services	2,022	2,183		2,680		(7)%	(19)%	7%	9%	12%

Total software products segment revenues:	$16,237	$14,238		$13,449		14%	6%	57%	57%	59%

Strategic Consulting Services Segment Revenues	$10,568	$10,854		$9,293		(3)%	17%	37%	43%	41%

Reporting and Analysis Services Segment Revenues	$1,537	—	(1)	—	(1)	— (1)	— (1)	6%	— (1)	— (1)

(1)	Reporting and Analysis Services Segment was launched in fiscal 2008

Comparison of Year Ended March 31, 2008 and 2007 and Comparison of Year Ended March 31, 2007 and 2006

Year Ended March 31, 2008 and 2007

Total revenue for fiscal 2008 increased to approximately $28.3 million, compared to approximately $25.1 million for fiscal 2007. The increase was a result of a 14% increase in the Software Products segment revenue offset by a 3% decrease in the Strategic Consulting Services segment revenue, as well as approximately an additional $1.5 million in revenue derived from our Reporting and Analysis Services group launched at the beginning of fiscal 2008. In addition, we established VSOE for our enterprise software products during the second quarter of fiscal 2008 which had a positive impact on our revenue and we introduced WinNonlin AutoPilot in the first quarter of fiscal 2008.

Software Products Segment Revenues

License, renewal and maintenance revenues

For fiscal 2008, desktop software products revenues increased to approximately $8.7 million from approximately $8.0 million in fiscal 2007. The increase is mainly attributable to a $989,000 increase in desktop software license renewal revenue as a result of continued high renewal rates, increased desktop product prices and increased commercial customer base offset by a $222,000 decrease in our initial desktop software product revenue. In addition, we increased our sales and marketing efforts and hired two additional people in the inside sales department during fiscal 2008 which we believe increased sales, contributing to the increase in total revenue.

PKS software revenues increased to approximately $3.6 million in fiscal 2008 from approximately $3.3 million in fiscal 2007. The increase in PKS software products revenues is mainly due to an increase of $548,000 in renewals and maintenance revenue as a result of a larger customer base and due to existing customers buying additional licenses.

DMX software revenues were $911,000 in fiscal 2008 compared to $795,000 in fiscal 2007. The increase is due to three additional customers purchasing DMX licenses during fiscal 2008.

WinNonlin AutoPilot, or Autopilot was introduced in the first quarter of fiscal 2008. The revenue generated from sales of Autopilot was $977,000 in fiscal 2008.

Services revenues. Software services revenues were approximately $2.0 million in fiscal 2008 compared to approximately $2.2 million in fiscal 2007. The decrease in software services revenue was primarily due to decreased customized services associated with PKS installation, deployment and automation projects.

Strategic Consulting Services Segment Revenues

Strategic Consulting Services segment revenues were approximately $10.6 million in fiscal 2008 compared to approximately $10.9 million in fiscal 2007. The Strategic Consulting Services segment continued to diversify its customer portfolio. For fiscal 2008, 51% of SCS revenue came from our top 5 customers, compared with 75% the prior year; however, the 3% reduction in SCS revenue is due to a decline in revenue from two of our top customers, Pfizer and Lilly. Revenue received from these two customers decreased by 56% in fiscal 2008 as compared to fiscal 2007. Revenue received from customers other than our top five increased by 89% in fiscal 2008 as compared to fiscal 2007.

Reporting and Analysis Services Segment Revenues

Reporting and Analysis Services segment was launched in the first quarter of fiscal 2008 and the total revenue generated was approximately $1.5 million in fiscal 2008. This segment has shown continued growth quarter over quarter including an 86% growth in the fourth quarter compared to the third quarter of fiscal 2008. Gross margin for the fourth quarter and fiscal 2008 was 53% and 36% respectively. The lower margin for the year as compared to fourth quarter was due to start-up costs incurred earlier in the year.

Year Ended March 31, 2007 and 2006

Total revenue for fiscal 2007 increased to approximately $25.1 million, compared to approximately $22.7 million for fiscal 2006. The increase was a result of a 6% increase in the Software Products segment revenue and a 17% increase in the Strategic Consulting Services segment revenue.

Software Products Segment Revenues

License, renewal and maintenance revenues

For fiscal 2007, desktop software products revenues increased to approximately $8.0 million from approximately $6.8 million in fiscal 2006. The increase is mainly attributable to a $508,000 increase in our initial desktop software product revenue as we were able to successfully execute on growth initiatives and increase sales of our desktop software products and a $685,000 increase in desktop software license renewal revenue due to a continued increase in our installed base and our license renewal rate remained high at approximately 95%.

PKS software revenues increased to approximately $3.3 million in fiscal 2007 from approximately $2.2 million in fiscal 2006. The increase in revenue is primarily due to the growth of our customer base and increase of sales of professional services and annual maintenance contracts. We completed 5 new installation projects in fiscal 2007 as well as expansion and renewal of licenses to 19 customers.

DMX software revenues were $795,000 in fiscal 2007 compared to approximately $1.8 million in fiscal 2006. The decrease is mainly attributable to the completion of smaller DMX development projects in fiscal 2007, compared to fiscal 2006 when one large DMX development project was completed.

Services revenues. Software services revenues were approximately $2.2 million in fiscal 2007 compared to approximately $2.7 million in fiscal 2006. The decrease in software services revenue was primarily due to decreased customized services associated with PKS installation, deployment and automation projects.

Strategic Consulting Services Segment Revenues

Strategic Consulting Services segment revenues were approximately $10.9 million in fiscal 2007 compared to approximately $9.3 million in fiscal 2006. The increase was primarily attributable to expansion in our customer base.

Cost of Revenues

	Year Ended March 31,					Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2008	2007		2006		2008/2007	2007/2006	2008	2007	2006
	(In thousands, except percentages)
Cost of Revenues:
License, renewal and maintenance	$251	$287		$295		(13)%	(3)%	1%	1%	1%
Services	9,479	7,444		7,404		27%	1%	33%	30%	33%

Total cost of revenues:	$9,730	$7,731		$7,699		26%	0%	34%	31%	34%

Cost of Software Products Segment Revenues:
License, renewal and maintenance	$251	$287		$295		(13)%	(3)%	1%	1%	1%
Services	1,629	1,097		1,495		48%	(27)%	6%	5%	7%

Total software products:	$1,880	$1,384		$1,790		36%	(23)%	7%	6%	8%

Cost of Strategic Consulting Services Segment Revenues	$6,859	$6,347		$5,909		8%	7%	24%	25%	26%

Cost of Reporting and Analysis Services Segment Revenues	$991	—	(1)	—	(1)	— (1)	— (1)	3%	— (1)	— (1)

(1)	Reporting and Analysis Services Segment was launched in fiscal 2008

Year Ended March 31, 2008 and 2007

Total Cost of Revenues

Total cost of revenues was approximately $9.7 million in fiscal 2008 compared to approximately $7.7 million in fiscal 2007. Cost of revenue is comprised mainly of payroll and payroll related expenses plus royalty expenses and shipping costs. The increase in total cost of revenue is primarily associated with increased payroll and consulting related expenses associated with higher department headcount in fiscal 2008 and the additional costs associated with Reporting and Analysis Services group launched in the first quarter of fiscal 2008. Also included is the allocation of stock-based compensation expense of $233,000 in fiscal 2008, compared to $168,000 in fiscal 2007.

Cost of Software Products Segment Revenues

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements.

Cost of license, renewal and maintenance revenues was $251,000 for fiscal 2008 compared to $287,000 in fiscal 2007. The decrease in cost of license, renewal and maintenance revenues in fiscal 2008 in absolute dollars is primarily due to decreased royalty expense and product update materials costs.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, and facilities and overhead costs associated with our deployment services group.

Cost of services revenue was approximately $1.6 million for fiscal 2008 compared to approximately $1.1 million in fiscal 2007. The increase is primarily due to higher costs related to an increase in headcount from fiscal 2007 to 2008 and payroll related costs associated with training services, deployment and automation projects. We added two additional employees to meet the increased demand for training and to maintain the needs in our deployment services group.

Cost of Strategic Consulting Services Segment Revenues

Cost of services for our Strategic Consulting Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our strategic consulting personnel.

Cost of services for our Strategic Consulting Services segment was approximately $6.9 million for fiscal 2008 compared to approximately $6.3 million in fiscal 2007. The increase was primarily due to higher payroll and consultant related expenses due to the impact of foreign exchange rates and increased headcount as we continue to build for growth in the segment and costs associated with the support of sales and marketing efforts. On average for fiscal 2008 the Strategic Consulting Services segment had two additional employees compared to prior year.

Cost of Reporting and Analysis Services Segment Revenues

Cost of services for our Reporting and Analysis Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our reporting and analysis personnel. Cost of services for our Reporting and Analysis Services segment was $991,000 for fiscal 2008. We increased headcount for this segment by 11 persons during fiscal 2008 to compensate for the increase in our service capacity demand.

Year Ended March 31, 2007 and 2006

Total Cost of Revenues

Total cost of revenues remained relatively constant at approximately $7.7 million for fiscal 2007 and fiscal 2006. Also included in cost of revenues in fiscal 2007 is $168,000 of stock-based compensation expense related to the adoption of SFAS 123R. Cost of software revenue decreased by $406,000 in fiscal 2007, offset by an increase of $439,000 in cost of Strategic Consulting Services revenue.

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

Cost of services revenues. Cost of services revenue was approximately $1.1 million for fiscal 2007 compared to approximately $1.5 million in fiscal 2006. The decrease in cost of services revenues is due to reduction of department headcount as we only had one automation project in fiscal 2007, compared to two automation projects completed in fiscal 2006.

Cost of Strategic Consulting Services Segment Revenues

Cost of services for our Strategic Consulting Services segment was approximately $6.3 million for fiscal 2007 compared to approximately $5.9 million in fiscal 2006. The adoption of SFAS 123R in fiscal year 2007 resulted in an expense of $148,000 stock based compensation. Additionally, employee and allocation related expenses increased by $481,000 over the prior year due to an increase in department headcount and payroll related expenses.

Operating Expenses

	Year Ended March 31,			Percentage of Dollar Change Year Over Year		Percentage of Total Revenues Year Ended March 31,
	2008	2007	2006	2008/2007	2007/2006	2008	2007	2006
	(In thousands, except percentages)
Total revenues	$28,342	$25,092	$22,742	13%	10%

Research and development expense:
Total research and development	$4,787	$4,295	$3,497	11%	23%	17%	17%	15%

Sales and marketing expense:
Total sales and marketing	$6,924	$6,330	$5,638	9%	12%	24%	25%	25%

General and administrative expense:
Total general and administrative	$5,501	$5,090	$5,326	8%	(4)%	19%	20%	23%

Year Ended March 31, 2008 and 2007

Research and Development

Research and development expenses consist mainly of payroll, payroll related expenses and consulting expenses.

Research and development expenses were approximately $4.8 million in fiscal 2008 compared to approximately $4.3 million in fiscal 2007. The percentage of total revenue of research and development expenses remains relatively constant at 17% for fiscal 2008 and 2007. The increase in research and development expenses for fiscal 2008 in absolute dollars compared to fiscal 2007 was primarily due to an increase in payroll and payroll related costs associated with the launch of various product releases, such as Autopilot, and an increase in payroll and related expenses as a result of higher department headcount partially offset by lower consulting expense. We increased headcount by eleven employees in fiscal 2008 to address increased research and development efforts associated with future product releases. During fiscal 2008, we decreased the use of consultants as we focused on increasing permanent employees.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing and travel related costs.

Sales and marketing expenses were approximately $6.9 million in fiscal 2008 compared to approximately $6.3 million in fiscal 2007. The increase in sales and marketing expenses for fiscal 2008, compared to fiscal 2007 was primarily due to an increase in payroll related expenses due to higher department headcount, an increase in travel costs associated with our growth and an increase in stock compensation expenses. We added two employees to our inside sales department during fiscal 2008 and hired a sales director for the European region in the fourth quarter of fiscal 2007

General and Administrative

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting and auditing fees.

General and administrative expenses were approximately $5.5 million in fiscal 2008 compared to approximately $5.1 million in fiscal 2007. The increase in general and administrative expense in absolute dollars and as a percentage of revenue in fiscal 2008 as compared to fiscal 2007 was primarily a result of an increase in payroll and payroll related expenses due to increased department headcount and an increase in legal fees, mainly associated with re-listing on the NASDAQ Capital Market.

Year Ended March 31, 2007 and 2006

Research and Development

Research and development expenses were approximately $4.3 million in fiscal 2007 compared to approximately $3.5 million in fiscal 2006. The increase in research and development expenses in absolute dollars, for fiscal 2007 compared to fiscal 2006 was primarily due to an increase in third-party consulting expense of approximately $382,000 in fiscal 2007 as well as an increase of $117,000 in payroll related expenses and an increase of $189,000 in reallocation expenses of employees from other departments. The increase in third party consulting expenses and headcount is due to the company’s focus on delivering new products to the market, such as IVIVC and Autopilot.

Sales and Marketing

Sales and marketing expenses were approximately $6.3 million in fiscal 2007 compared to approximately $5.6 million in fiscal 2006. The increase in sales and marketing expense in absolute dollars in fiscal 2007 compared to fiscal 2006 was primarily the result of an increase in payroll-related expenses. In addition, there was an increase of $200,000 in sales commission resulting from increased revenue and an increase in marketing expenses related to sales conferences associated with our increased marketing efforts. Stock based compensation expense as a result of the adoption of SFAS 123R in fiscal 2007 was $315,000.

General and Administrative

General and administrative expenses were approximately $5.1 million in fiscal 2007 compared to approximately $5.3 million in fiscal 2006. The decrease related to a $223,000 decrease in audit and tax fees, a $179,000 decrease in investor relations costs and a $110,000 decrease in consulting fees. These decreases were partially offset by $270,000 in stock based compensation expense as a result of the adoption of SFAS 123R in fiscal 2007 and a $190,000 increase in bonus and payroll related costs.

In addition, we evaluated the impact of the adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, issued by the SEC, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Based on SAB 108, we recorded a cumulative effect adjustment of $256,000 related to the accounting for accrued expenses. We over-accrued on recurring professional services fees included in general and administrative expenses. The error arose as a result of accrual of such services ratably over the year rather than as the service was rendered. Under the rollover method of evaluating misstatements, the effect of the methodology used did not result in a material misstatement of the financial statements.

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

Other Income (Expense)

Other income, net of expense, was $430,000 in fiscal 2008 compared to $372,000 in fiscal 2007. The increase was mainly due to an increase in franchise taxes as a result of the reverse stock split and an increase in interest income as a result of higher cash balances offset by a decrease in interest expense as a result of the debt payoff.

Other income, net of expense, was $372,000 in fiscal 2007 compared to $16,000 in fiscal 2006. We started to purchase short term investments in fiscal 2007. The increase in other income in fiscal 2007 was due to higher interest rates on our short term investments.

Provision for Income Taxes

	Years ended
	2008	2007	2006
Provision for income taxes	$145	$147	$68

Provision for income taxes for fiscal 2008 was $145,000 as compared to $147,000 and $68,000 in fiscal 2007 and fiscal 2006, respectively which were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carryforwards. As of March 31, 2008, we had federal and state net operating loss carryforwards of approximately $52.9 million and $49.1 million respectively, which begin to expire in the years fiscal 2013 through 2027, if not utilized. We have recorded a valuation allowance against the entire net operating loss carry-forwards and other deferred tax assets because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire. We have federal and state research and development tax credit carry-forwards of approximately $1.4 million and $746,000, respectively. The federal research and development credits begin to expire in fiscal 2011 through 2027, and the state credits can be carried forward indefinitely.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company's net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in Internal Revenue Code Section 382 and similar state provisions. As a result of these ownership changes, our ability to utilize carryforwards may be restricted to an annual limitation. This annual limitation could result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

Reverse Stock Split

In October 2007, our Board of Directors approved a one-for-three reverse split of our common stock, following approval by our stockholders on August 8, 2007. The reverse stock split was effected on November 13, 2007. As a result, our issued and outstanding common stock was reduced from approximately 28.2 million shares to approximately 9.4 million shares. The par value of our common stock was not affected by the reverse stock split and remains at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants, preferred stocks, other equity incentive awards and equity compensation plans) have been restated in the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and this Item 7 for all periods presented to reflect the reverse stock split.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

From our inception through the initial public offering of our common stock, we funded operations through the private sale of preferred stock, with net proceeds of approximately $38 million, limited borrowings and equipment leases. In August 2000, we completed our initial public offering of 3,000,000 shares of common stock, at a price of $10.00 per share, all of which were issued and sold by us for net proceeds of approximately $26.4 million, net of underwriting discounts and commissions of approximately $2.1 million and expenses of approximately $1.5 million. We paid approximately $6.1 million to holders of our Series C preferred stock at the closing of the offering as required by the terms of the Series C preferred stock. After this payment, our net proceeds were approximately $20.3 million. In June and September of fiscal 2002, we completed a private placement of preferred stock, raising additional net proceeds of approximately $7.2 million. On June 27, 2007, all of the holders of preferred stock elected to convert all of their shares of preferred stock into shares of common stock.

Summarized cash, working capital and cash flow information is as follows (dollars in thousands):

	Years Ended March 31,		Percentage of Dollar Change Year Over Year
	2008	2007	2008/2007
Cash and cash equivalents	$10,757	$7,829	37%

Short term investments	$6,342	$6,836	(7)%

Working capital	$8,469	$5,305	60%

Cash flows provided by operating activities	$3,557	$5,969	(40)%

Cash flows used in investing activities	$(338)	$(7,260)	(95)%

Cash flows used in financing activities	$(214)	$(1,658)	(87)%

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2008, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate securities, commercial paper, agency bonds and asset-backed securities with an original maturity at the time of purchase of over three months. The increase in our cash and cash equivalents during fiscal 2008 as compared to fiscal 2007 was attributable to income generated during the period, partially offset by an increase of approximately $1.6 million in account receivable driven by the timing of the revenue generated and cash collections. Our current working capital, defined as current assets less current liabilities, increased to approximately $8.5 million primarily due to an increase in cash and cash equivalents. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months. However, if we proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. To the extent that we issue new stock or other rights to purchase stock or to generate additional cash, existing stockholders may be diluted and earnings per share may decrease.

Cash Flows Provided by Operating Activities. Cash provided by operating activities was approximately $3.6 million in fiscal 2008, primarily due to a net income of approximately $1.7 million, a decrease in deferred revenue, accrued compensation and accounts payable of approximately $1.3 million, an increase of non-cash items such as stock-based compensation expense, depreciation and amortization and loss on disposal of assets of approximately $2.2 million offset by an increase in accounts receivable of approximately $1.6 million driven by the timing of the revenue generated and cash collections during the period. Our accounts receivable and deferred revenue balances fluctuate from period to period and are primarily dependent on the timing of the closure of our license agreements, the related invoicing and payment provisions and collections.

Cash Flows Used for Investing Activities. Cash used in investing activities in fiscal 2008 was approximately $338,000 compared to approximately $7.3 million for fiscal 2007. Cash used in investing activities during fiscal 2008 was primarily related to the purchases and sales of short-term investments and miscellaneous asset purchases of capital equipment necessary for our ongoing operations. Cash used in investing activities decreased in fiscal 2008 compared to fiscal 2007 primarily due to a $10.8 million increase in proceeds from sales of short term investments.

Cash Flows Used for Financing Activities. Cash used in financing activities in fiscal 2008 was approximately $214,000 compared to approximately $1.7 million for fiscal 2007. Cash used in financing activities during fiscal 2008 was primarily the result of a $392,000 payment against our outstanding loan facilities with Silicon Valley Bank and a $73,000 payment of dividends to our preferred stockholders, offset by the receipt of $251,000 in proceeds from sales of common stock.

Credit Facilities and Loans. We have a credit facility with Silicon Valley Bank (the “Bank”), providing for up to approximately $5 million in borrowings, secured by eligible accounts receivable. On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment” ) with the Bank. The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from approximately $3 million to approximately $5 million. If our modified quick ratio is equal to 1.75:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 1.75:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility at March 31, 2008. In June 2008, we received a commitment letter from the Bank agreeing to extend the Committed Revolving Line for two additional years while maintaining the same conditions as the Seventh Amendment.

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

Preferred Stock Financing. On June 26, 2002 and September 11, 2002, we completed a private placement of 604,887 Units (each a “Unit,” and, collectively, the “Units”) for an aggregate purchase price of approximately $7.5 million to certain investors. The sale and issuance of the Units were made pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) and closed in two phases. The first phase was completed on June 26, 2002, pursuant to which we sold an aggregate of 253,973 Units for an aggregate purchase price of approximately $3.15 million. The second phase was completed on September 11, 2002, pursuant to which we sold an aggregate of 350,914 Units for an aggregate purchase price of approximately $4.35 million. Each Unit consisted of one share of our Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of common stock (each, a “Warrant” and, collectively, the “Warrants”).

On June 27, 2007, all of the holders of our preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of such conversion, our outstanding shares of common stock increased by 2,685,628 shares and we recorded a approximately $7.0 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the shareholders in the calculation of earning per shares.

As of March 31, 2008, the total number of shares underlying the outstanding warrants was 694,438. The exercise prices ranged from $0.75 per share to $21.60 per share. The warrants issued in connection with the 2002 private investment were originally exercisable for a period of five years from issuance. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. Our registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002. If not exercised after the extended expiration date, the right to purchase the common stock will terminate. The warrants contain a cashless exercise feature. The common stock issuable upon exercise of the warrants is entitled to the benefits and is subject to the terms of a registration right agreement.

Contractual Commitments. As of March 31, 2008, we have operating leases for our facilities that expire at various times through fiscal years 2010 and 2011. These arrangements allow us to obtain the use of facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the year ended March 31, 2008, we recorded rent expense of $410,000.

The following is a summary of our contractual commitments associated with our lease obligations as of March 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$1,384	$534	$850	$—	$—

Total commitments	$1,384	$534	$850	$—	$—

Short Term and Long Term Liquidity. We believe that the combination of our cash, cash equivalents and short-term investments, and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with our growth over the past several fiscal years, we generated positive annual operating cash flow for fiscal 2008, fiscal 2007 and 2006. However, there is no assurance that we can continue to maintain positive cash flow quarterly or annually, and we have experienced negative operating cash flow in some quarters due to timing of normal payments during the quarter. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least for the next twelve months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We had cash, cash equivalents and short-term investments totaling approximately $17.1 million at March 31, 2008. These amounts were invested primarily in money market funds and instruments, corporate securities, commercial paper, agency bonds, asset-backed securities and other securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Our fixed-income portfolio is subject to interest rate risk. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities. We manage our exposure to interest rate risk by investing primarily in short-term securities. However, our efforts do not provide complete assurance that we will be protected from interest rate fluctuations. We do not believe that a sharp rise in interest rates would have a significant impact on the fair value of our investment portfolio.

Generally, our sales are made in U.S. dollars and as a result, we do not consider that our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We have not entered into any derivative instrument transactions to manage foreign currency risks. Based on our overall foreign currency rate exposure at March 31, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary Data

The following tables set forth unaudited quarterly supplementary data for each of the years in the two-year period ended March 31, 2008.

	Quarter Ended
	June 30	September 30	December 31	March 31
	(In thousands, except per share amounts)
FISCAL 2008
Revenues	$6,050	$7,329	$7,373	$7,590
Cost of revenues	2,303	2,408	2,635	2,384
Gross profit	3,747	4,921	4,738	5,206
Income (loss) from operations	(478)	828	439	611
Net income (loss) attributable to common stockholders	(7,534)*	915	532	621
Net income (loss) per common share attributable to common stockholders, basic	$(1.11)*	$0.10	$0.06	$0.07
Net income (loss) per common share attributable to common stockholders, diluted	$(1.11)*	$0.09	$0.05	$0.06

FISCAL 2007
Revenues	$5,428	$6,284	$6,121	$7,259
Cost of revenues	1,756	1,817	1,871	2,287
Gross profit	3,672	4,467	4,250	4,972
Income (loss) from operations	(334)	714	417	849
Net income (loss) attributable to common stockholders	(422)	534	300	713
Net income (loss) per common share attributable to common stockholders, basic	$(0.06)	$0.08	$0.05	$0.11
Net income (loss) per common share attributable to common stockholders, diluted	$(0.06)	$0.07	$0.04	$0.09

*	Insignificant adjustments have been made to previously reported amounts on Form 10-Q filed on August 13, 2007

Note: The earnings per share for Q1 and Q2 in both fiscal 2008 and 2007 has been adjusted to reflect our one for three reverse stock split in November 2007.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

The Company’s management has used the criteria established in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to evaluate the effectiveness of Pharsight’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of Pharsight’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of March 31, 2008.

This annual report does not include an attestation report of Pharsight’s independent registered public accounting firm regarding internal control over financial reporting. Pharsight’s internal control over financial reporting was not subject to attestation by the Pharsight’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Pharsight to provide only management’s report in this annual report.

Date: June 26, 2008

/s/ SHAWN M. O’CONNOR
Shawn M. O’Connor, Chief Executive Officer

/s/ WILLIAM FREDERICK
William Frederick, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Pharsight Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Pharsight Corporation and its subsidiaries (“the Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharsight Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method.

/s/ GRANT THORNTON LLP

San Jose, CA

June 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pharsight Corporation

We have audited the accompanying consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of Pharsight Corporation for the year ended March 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pharsight Corporation for the year ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

May 5, 2006

PHARSIGHT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,757	$7,829
Short term investments	6,342	6,836
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2008 and 2007	4,664	3,087
Prepaids and other current assets	541	523

Total current assets	22,304	18,275
Property and equipment, net	1,581	1,674
Other assets	52	46

Total assets	$23,937	$19,995

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$930	$769
Accrued expenses	537	570
Accrued compensation	3,469	3,050
Deferred revenue	8,899	8,289
Current portion of notes payable	—	292

Total current liabilities	13,835	12,970

Deferred revenue, long term portion	156	—
Notes payable, less current portion	—	100
Other long term liabilities	105	179
Commitments and contingencies (Note 6 )

Redeemable convertible preferred stock, $0.001 par value:
Authorized shares—3,200,000 (2,000,000 designated as Series A and 1,200,000 designated as Series B) at March 31, 2008 and 2007
Issued and outstanding shares—none and 665,358 at March 31, 2008 and 2007, respectively (none and 604,887 designated as Series A at March 31, 2008 and 2007, none and 60,471 designated as Series B at March 31, 2008 and 2007, respectively)	—	7,096

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized shares—1,800,000 at March 31, 2008 and 2007
Issued and outstanding shares—none at March 31, 2008 and 2007
Common stock, $0.001 par value:
Authorized shares—120,000,000 at March 31, 2008 and 2007
Issued and outstanding shares—9,431,507 and 6,673,384 at March 31, 2008 and 2007, respectively	9	6
Additional paid-in capital	82,616	74,041
Accumulated other comprehensive loss	(141)	(69)
Accumulated deficit	(72,643)	(74,328)

Total stockholders’ equity (deficit)	9,841	(350)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$23,937	$19,995

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended March 31,
	2008	2007	2006
Revenues:
License	$5,738	$5,402	$4,864
Renewal	7,214	5,652	4,928
Maintenance	1,263	1,001	977
Services	14,127	13,037	11,973

Total revenues	28,342	25,092	22,742

Costs of revenues
License, renewal and maintenance	251	287	295
Services	9,479	7,444	7,404

Total costs of revenues	9,730	7,731	7,699

Gross profit	18,612	17,361	15,043

Operating expenses:
Research and development	4,787	4,295	3,497
Sales and marketing	6,924	6,330	5,638
General and administrative	5,501	5,090	5,326

Total operating expenses	17,212	15,715	14,461

Income from operations	1,400	1,646	582

Other income (expense):
Interest income	662	603	255
Interest expense	(13)	(127)	(167)
Other expense	(219)	(104)	(72)

Total other income	430	372	16

Income before income taxes	1,830	2,018	598
Provision for income taxes	(145)	(147)	(68)

Net income	1,685	1,871	530
Preferred stock dividends	(158)	(746)	(738)
Deemed dividend from stock conversion	(6,993)	—	—

Net income (loss) attributable to common stockholders	$(5,466)	$1,125	$(208)

Earnings per share attributable to common stockholders:
Basic	$(0.62)	$0.17	$(0.03)

Diluted	$(0.62)	$0.16	$(0.03)

Shares used to compute earnings per share attributable to common stockholders:
Basic	8,757	6,590	6,474

Diluted	8,757	7,187	6,474

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares (1)	Amount	Shares (1)	Amount (1)
Balance at March 31, 2005	623	$6,266	6,444	$6	$74,373	$(24)	$(76,985)	$(2,630)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	87	—	168	—	—	168
Issuance of Series B redeemable convertible preferred stock	18	375	—	—	(375)	—	—	(375)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(363)	—	—	(363)
Comprehensive income:
Foreign currency translation gain	—	—	—	—	—	11	—	11
Net income	—	—	—	—	—	—	530	530

Total comprehensive income								541

Balance at March 31, 2006	641	$6,641	6,531	$6	$73,803	$(13)	$(76,455)	$(2,659)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	142	—	153	—	—	153
Issuance of Series B redeemable convertible preferred stock	24	455	—	—	(455)	—	—	(455)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(291)	—	—	(291)
Stock-based compensation expense	—	—	—	—	831	—	—	831
Cumulative effect of accounting change	—	—	—	—	—	—	256	256
Comprehensive income:
Foreign currency translation loss	—	—	—	—	—	(57)	—	(57)
Net unrealized gain on investments	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	1,871	1,871

Total comprehensive income								1,815

Balance at March 31, 2007	665	$7,096	6,673	$6	$74,041	$(69)	$(74,328)	$(350)

Issuance of common stock under employee benefit plans, net of repurchases	—	—	73	—	251	—	—	251
Issuance of Series B redeemable convertible preferred stock	6	134	—	—	(134)	—	—	(134)
Accrued dividends on Series A redeemable convertible preferred stock	—	—	—	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	—	—	1,255	—	—	1,255
Conversion of preferred stock	(671)	(7,230)	2,686	3	7,227	—		7,230
Comprehensive income:
Foreign currency translation loss	—	—	—	—	—	(76)	—	(76)
Net unrealized gain on investments	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	1,685	1,685

Total comprehensive income								1,613

Balance at March 31, 2008	—	$—	9,432	$9	$82,616	$(141)	$(72,643)	$9,841

(1)

To reflect the one for three reverse stock split in November 2007. All share amounts have been retroactively adjusted and reclassifications have been made to prior period common stock, additional paid in capital and preferred stock to conform to the current period presentation for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

PHARSIGHT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended March 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$1,685	$1,871	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	923	775	561
Loss on disposal of assets	6	—	—
Stock-based compensation expenses	1,255	831	—
Accumulated effect of accounting change	—	256	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,577)	1,498	224
Prepaids and other current assets	(24)	(225)	486
Accounts payable	161	(25)	(68)
Accrued expenses and other long term liabilities	(57)	(539)	535
Accrued compensation	419	898	271
Deferred revenue	766	629	355

Net cash provided by operating activities	3,557	5,969	2,894

Cash Flows From Investing Activities:
Purchases of property and equipment	(837)	(424)	(1,982)
Proceeds from sale of short-term investments	12,651	1,850	—
Purchases of short-term investments	(12,152)	(8,686)	—

Net cash used in investing activities	(338)	(7,260)	(1,982)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	—	—	600
Principal payments on notes payable	(392)	(1,519)	(1,075)
Proceeds from the issuance of common stock	251	152	169
Dividends paid to preferred stockholders	(73)	(291)	(363)

Net cash used in financing activities	(214)	(1,658)	(669)

Effect of exchange rate changes on cash and cash equivalents	(77)	(54)	10

Net increase (decrease) in cash and cash equivalents	2,928	(3,003)	253
Cash and cash equivalents at the beginning of the year	7,829	10,832	10,579

Cash and cash equivalents at the end of the year	$10,757	$7,829	$10,832

Supplemental disclosures of non cash activities
Issuance of dividend to preferred stockholders in form of Series B Preferred Stock	$134	$455	$375

Accrued preferred stock dividend	$—	$48	$48

Supplemental disclosure of cash flow information
Cash paid for interest	$13	$131	$167

Cash paid for income taxes	$190	$57	$146

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

Beginning in fiscal 2008, Pharsight started to operate in three operating segments, which are also its reportable segments: Software Products, Strategic Consulting Services and Reporting and Analysis Services. These segments were determined based on how management and the Company’s Chief Operating Decision Maker (“CODM”), who is the Company’s chief executive officer, view and evaluate the business.

2. Summary of Significant Accounting Policies

Basis of Presentation

Pharsight Corporation and its wholly owned subsidiaries prepare their financial statements in accordance with accounting principles generally accepted in the United States of America or U.S. GAAP.

Consolidation

The consolidated financial statements include the accounts of Pharsight and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications, not affecting net income, have been made to prior period information to conform to the current period presentation format.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Pharsight to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which they rely are reasonable based upon information available to them at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected.

Reverse Stock Split

On October 18, 2007, the Company’s Board of Directors approved a one-for-three reverse split of its common stock, following approval by the Company’s stockholders on August 8, 2007. The reverse stock split was effective at 5:00 pm on November 13, 2007. As a result, the Company’s issued and outstanding common

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock was reduced from approximately 28.2 million shares to approximately 9.4 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants, preferred stocks, other equity incentive awards and equity compensation plans) have been retroactively adjusted in the Consolidated Financial Statements and in the Notes to the Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Cash, Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date as all investments are classified as available-for-sale and can be readily liquidated to meet current operational needs. Available-for sale securities are stated at fair value using the specific identification method, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity and the amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.

Fair Value of Financial Instruments

The carrying values of Pharsight’s cash and cash equivalents, investments, accounts receivable and payable, and accrued liabilities approximate their fair values due to their short-term nature. The fair values of notes payable are estimated based on current interest rates available to Pharsight for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. The effects of these translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses that arise from exchange rate changes denominated in other than the local currency are included in other income (expense) in the accompanying consolidated statements of operations.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from collecting less than the full payment on our currently outstanding receivables. The Company makes judgments as to its ability to collect receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. In determining its allowances, the Company analyzes its historical collection experience and current economic trends. The allowance for doubtful accounts at March 31, 2008 and March 31, 2007 was $20,000.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 143, Accounting for Asset Retirement Obligations and Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, requires the recognition of a liability for the fair value of a legally required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Management reviewed the Company’s facility lease and concluded that the cost, if any, of potential physical reinstatement obligation is not reasonably determinable, and as such, no asset retirement obligation was recorded in the financial statements for the years presented.

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized in the results of operations.

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

Impairment of Long-Lived Assets

In accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the recoverability of all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized. The loss is measured as the amount by which the carrying amount of the asset exceeds its fair value calculated using the present value of estimated net future cash flows. The Company did not recognize any impairment charge in fiscal 2008, 2007 or 2006.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenues are derived from four primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS or maintenance services), (2) services related to scientific and training consulting and software deployment, (3) Strategic Consulting Services and (4) Reporting and Analysis Services.

The Company’s revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, the Company defers revenue recognition until such time as all of the criteria are met. The Company does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If the Company does not consider collectability to be probable, the Company defers recognition of revenue until the fee is collected.

Software Product Segment

The Company enters into arrangements for term-based software licenses (initial and renewal fees) bundled with post-contract support services, or PCS, from which the Company receives solely license and renewal fees. The Company does not have vendor specific objective evidence, or VSOE of fair value to allocate the fee to the separate elements for these arrangements. Therefore, the Company does not present PCS revenue separately in connection with these arrangements, and it does not believe other allocation methodologies, such as allocation based on relative costs, provide a meaningful and supportable allocation between license and PCS revenues. The Company recognizes each of the initial and renewal license fees ratably over the one-year period or the remaining period of the license during which the PCS is expected to be provided as required by paragraph 12 of SOP 97-2. Revenues from bundled arrangements are recorded as license revenues in the statement of operations in the initial year and as renewal revenue in subsequent years.

The Company enters into arrangements consisting of perpetual licenses and PCS. Prior to the second quarter of fiscal 2008, the Company had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. The Company recognized revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product was delivered. For financial statement presentation purposes, revenues from arrangements that included perpetual licenses were allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. During the second quarter of fiscal 2008, the Company established VSOE of fair value of the separate elements of its enterprise software products. For perpetual license arrangements, it allocates revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to the Company. The Company determines the fair value of the undelivered elements based on its current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

The Company enters into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. Prior to the second quarter of fiscal 2008, the Company had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. For arrangements involving a significant amount of services related to installation and implementation of its software products, the Company

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services were completed and accepted by the customer. For financial statement presentation purposes, revenues from arrangements that included perpetual and term-based licenses were allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues were recorded as services revenue in the statement of operations. During the second quarter of fiscal 2008, the Company established VSOE of fair value of the separate elements of its enterprise software product arrangements. For perpetual license arrangements, the Company allocates revenue to delivered components, normally the license and installation components of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to the Company. The Company determines the fair value of the undelivered elements based on its current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

The Company enters into arrangements consisting of optional scientific consulting services. The optional scientific consulting services meet the criteria of paragraph 65 of SOP 97-2 for separate accounting, as they are not essential to the functionality of the delivered software, are described and priced separately in the arrangement and are sold separately. The Company recognizes fees from optional scientific consulting services (equal to the amounts set forth in the contracts) as revenue as these services are provided or upon their acceptance, as applicable.

For arrangements consisting solely of services, the Company recognizes revenue as consulting services are performed. Arrangements for consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, the Company recognizes revenue using the proportional performance method—as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect the Company’s estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

The Company has two international distributors. There is no right of return or price protection for sales to the international distributors. Revenue on sales to these distributors is recognized ratably over the license term when the software is delivered to the distributors and other revenue recognition criteria are met.

Strategic Consulting Services and Reporting and Analysis Services Segments

The Company enters into arrangements for Strategic Consulting Services contracts and Reporting and Analysis Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates plus out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, the Company recognizes revenue using the proportional performance method—as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Judgments Affecting Revenue Recognition

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter. The Company recognizes revenue in accordance with U.S. GAAP rules that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

The Company does not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, it recognizes revenue from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment. In this regard, management considers the international region of the customer and the financial viability of the customer in assessing a customer’s ability to pay.

The Company generally does not consider revenue arrangements with extended payment terms to be fixed or determinable and, accordingly, it does not generally recognize revenue on these arrangements until the customer payments become due. The determination of whether extended payment terms are fixed or determinable requires management to exercise significant judgment, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that the Company makes can materially impact the timing of recognition of revenues. The Company’s normal payment terms currently range from “net 30 days” to “net 60 days,” which are not considered by the Company to be extended payment terms.

The majority of our PKS software arrangements include software deployment services. Prior to the second quarter of fiscal 2008, the Company deferred revenue for software deployment services, along with the associated license revenue, until the services were completed. If there was significant uncertainty about the project completion or receipt of payment for the professional services, it deferred revenue until the uncertainty was sufficiently resolved. Starting from the second quarter of fiscal 2008, for PKS perpetual licenses, the Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to the Company. It determines the fair value of the undelivered elements based on its current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

Deferred Revenue

Deferred revenue is comprised of deferred license fees (initial and renewal) and maintenance and support, which are recognized ratably over the one-year period of the license. In applying its revenue recognition policy the Company must determine which portions of its revenue are recognized in the current period and which portions must be deferred. For some of its enterprise software license contracts that required customer acceptance of installation, it will defer the revenue until such criteria is met. In addition, deferred revenue includes services and training revenue, which will be recognized as services are performed. Deferred revenue also includes deferred license and service fees for arrangements that include significant implementation services, which have not yet been completed.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal components of deferred revenue at March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
License fees	$2,104	$2,800
Renewals	5,332	4,298
Training	70	40
Maintenance	1,073	650
Services	476	501

Total deferred revenue	$9,055	$8,289

Short-term deferred revenue	$8,899	$8,289
Long-term deferred revenue	156	—

Total deferred revenue	$9,055	$8,289

Shipping Costs

Shipping and handling costs are included under cost of license and renewal for all periods presented. These costs were insignificant in all periods presented.

Research and Development

Pharsight capitalizes eligible computer software development costs, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established and Pharsight has defined technological feasibility as completion of a working model. As of March 31, 2008 and 2007, there were no such internal capitalizable costs. Accordingly, Pharsight has charged all such internal costs to research and development expenses in the accompanying consolidated statements of operations.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 27, 2007, the Company converted 604,887 shares of Series A Convertible Preferred Stock and 66,518 shares of Series B Convertible Preferred Stock into common stock as a result of the election to convert all such shares into common stock by our preferred stockholders. The total number of restricted unregistered shares of common stock issued as a result of this conversion was 2,685,628.

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

The trading symbol changed to “PHST” after the Company started to trade on the NASDAQ Capital Market on November 27, 2007. Accordingly, the calculations of basic and diluted net income (loss) per share have been adjusted to reflect this change as follows (in thousands, except per share data):

	Years Ended March 31,
	2008	2007	2006
Net income	$1,685	$1,871	$530
Preferred stock dividend	(158)	(746)	(738)
Deemed dividend from stock conversion	(6,993)	—	—

Net income (loss) attributable to common stockholders for basic computation	$(5,466)	$1,125	$(208)

Dilutive effect of preferred stock dividends	—	—	—

Net income (loss) attributable to common stockholders after assumed conversions for diluted computation	$(5,466)	$1,125	$(208)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders for basic computation	8,757	6,590	6,474

Dilutive effect of:
Stock options and stock-based awards	— (1)	597	— (1)

Dilutive weighted-average common shares outstanding	8,757	7,187	6,474

Net income (loss) per share attributable to common stockholders
Basic	$(0.62)	$0.17	$(0.03)

Diluted	$(0.62)	$0.16	$(0.03)

(1)	Dilutive potential weighted-average common shares are excluded from the calculation of diluted net loss per share.

The potential weighted-average common shares that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive are as follows (in thousands):

	March 31,
	2008	2007	2006
Stock Options	408	—	676
Warrants	233	—	228
Employee Stock Purchase Plan	6	—	2

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding options and warrants with an exercise price greater than the average market price of common stock that have a dilutive effect under the treasury stock method are as follows (in thousands):

	March 31,
	2008	2007	2006
Stock Options	1,211	1,087	218
Warrants	52	52	52

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

Prior to April 1, 2006, the Company accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). It generally recorded no stock-based compensation expenses during periods prior to April 1, 2006 as all stock-based grants had exercise prices equal to the fair market value of its common stock on the date of grant. The Company also recorded no compensation expense in connection with its employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company disclosed its net income or loss and net income or loss per share for the years ended March 31, 2006 as if it had applied the fair value based method in measuring compensation expense for its stock-based compensation programs. Under SFAS 123, it elected to calculate its compensation expense by applying the Black-Scholes valuation model, applying the graded vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards or SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 or SAB 107, relating to SFAS 123R. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R. Using the modified prospective transition method of adopting SFAS 123R, the Company began recognizing compensation expense for stock-based awards granted or modified after March 31, 2006 and awards that were granted prior to the adoption of SFAS 123R but were still unvested at March 31, 2006. Under this method of implementation, no restatement of prior periods is required or has been made.

SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company elected to calculate its compensation expense by applying the Black-Scholes valuation model and the assumptions shown below. It estimates the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in its option database. Contractual term expirations have not been significant. The Company estimates the volatility of its common stock at the date of grant based on historical prices of its common stock to complete the calculation of expected volatility, consistent with SFAS 123R and SAB 107. Prior to the adoption of SFAS 123R, it relied exclusively on the

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical prices of its common stock in the calculation of expected volatility. The Company bases the risk-free interest rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its option grants. The Company has never paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. Consequently, it uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, the Company estimated the fair value using the multiple option approach and is amortizing the fair value on a graded vesting basis. For options granted on or after April 1, 2006, the Company estimates the fair value using a single option approach and amortizes the fair value on a straight-line basis. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Accordingly, stock-based compensation expense recognized in the consolidated statements of operations for the years ended March 31, 2007 and 2008 has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future if its current experience indicates that a different measure is preferable, which could materially affect its net income or loss and net income or loss per share.

As required by FAS 148, the following table illustrates the effect on net loss per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting during fiscal 2006 (in thousands, except per share amounts):

Years Ended March 31,
2006
Net loss attributable to common stockholders, as reported	$(208)
Add back:
Stock-based employee compensation included in reported net loss	—
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(927)

Pro forma net loss attributable to common stockholders	$(1,135)

Basic net income loss per share attributable to common stockholders
As reported	$(0.03)

Pro forma	$(0.18)

Diluted net loss per share attributable to common stockholders
As reported	$(0.03)

Pro forma	$(0.18)

Valuation Assumptions for Stock Options and ESPP

The Company estimates the fair value of its options using the Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP March 31,			Options March 31,
	2008	2007	2006	2008	2007	2006
Expected life (years)	0.50	0.49	0.49	4.64	2.69	3.14
Expected stock price volatility	54.92%	59.14%	90.3%	159.5%	119.9%	200.8%
Risk-free interest rate	4.09%	5.07%	4.11%	4.72%	5.01%	3.81%

Stock Options

The following is a summary of stock option activity during the year ended March 31, 2008:

	Numbers of Options Outstanding (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of 3/31/08 (in thousands)
Balance at March 31, 2005	1,336	$3.33	7.80
Options granted	369	4.71
Options exercised	(73)	4.89
Options canceled/forfeited	(170)	4.77

Balance at March 31, 2006	1,462	$3.60	7.41
Options granted	524	4.11
Options exercised	(124)	1.08
Options canceled/forfeited	(207)	3.78

Balance at March 31, 2007	1,655	$3.93	7.09
Options granted	460	5.32
Options exercised	(41)	2.04
Options canceled/forfeited	(80)	5.58

Balance at March 31, 2008	1,994	$4.23	6.96	$2,980

Options vested and expected to vest at March 31, 2008	1,740	$4.15	6.73	$2,833

Options exercisable at March 31, 2008	1,221	$3.84	5.92	$2,588

The weighted average remaining amortization period was 2.34 years as of March 31, 2008. The Company had 1,221,067 exercisable options and the unamortized stock compensation was approximately $2.1 million as of March 31, 2008. Cash received from exercise of stock options in fiscal 2008, 2007 and 2006 were $83,400, $135,000, and $111,000, respectively. The total intrinsic value of options exercised in fiscal 2008, 2007 and 2006 were $132,500, $397,600, and $244,200, respectively.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The below table summarizes the stock-based expenses recorded during the year ended March 31, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2008	2007
Cost of revenues	$233	$168
Research and development	126	78
Sales and marketing	501	315
General and administrative	395	270

Total	$1,255	$831

See Note 9. Stock-Based Benefit Plans for additional information.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires Pharsight to display comprehensive income and its components as part of the financial statements. Comprehensive income includes certain changes in equity that are excluded from net income. Pharsight’s comprehensive income consists of net income adjusted for the effect of foreign currency translation gains or losses and unrealized gains or losses on investments.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement No. 109, or FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal 2008 which did not have a material effect on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Specifically, SAB 108 articulates the SEC’s position that registrants should quantify the effects of prior period errors using both a balance sheet approach (“iron curtain method”) and an income statement approach (“rollover method”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108.

The Company evaluated the impact of the adoption of SAB 108 and recorded a cumulative effect adjustment of $256,000 related to the accounting for accrued expenses. The Company was over-accrued on recurring professional services fees included in general and administrative expenses. The error arose as a result

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of accrual of such services ratably over the year rather than as the service was rendered. Under the rollover method of evaluating misstatements, the effect of the methodology used by the Company did not result in a material misstatement of the financial statements.

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

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 provides guidance for accounting and reporting of noncontrolling interests in consolidated financial statements. The adoption of this statement will not impact the Company’s consolidated financial position and results of operations, since it applies to future acquisitions.

In March, 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Financial Statement Detail

Investments

The amortized cost, unrealized gains and losses and fair value of available-for-sale securities using the specific identification method are as follows (in thousands):

	Available-For-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008:
Asset-backed securities	$348	$3	$—	$351
Agency bonds	965	4	—	969
Corporate securities	3,187	4	6	3,185
Commercial paper	1,837	—	—	1,837

Total	$6,337	$11	$6	$6,342

March 31, 2007:
Asset-backed securities	$1,048	$—	$—	$1,048
Agency bonds	400	—	—	400
Corporate securities	3,939	1	—	3,940
Commercial paper and certificates of deposit	1,448	—	—	1,448

Total	$6,835	$1	$—	$6,836

The gross realized gains on sales of available-for-sale securities were $7,000 and none for fiscal 2008 and 2007, respectively. There were no gross realized losses on sales of available-for-sale securities during fiscal 2008 and fiscal 2007. The net adjustment to unrealized holding gains and losses on available-for-sale securities included as a separate component of shareholders’ equity totaled $4,000 and $1,000 for fiscal 2008 and 2007, respectively. There were no investments in fiscal 2006.

The amortized cost and fair value of available-for-sale securities by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
March 31, 2008:
Due in one year or less	$6,337	$6,342
Due after one year	—	—

Total	$6,337	$6,342

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and consist of the following (in thousands):

	March 31,
	2008	2007
Furniture and fixtures	$359	$339
Computers and equipment	3,272	7,187
Leasehold improvements	729	709

	4,360	8,235
Accumulated depreciation and amortization	(2,779)	(6,561)

	$1,581	$1,674

Depreciation and amortization expense was $923,000, $775,000 and $561,000 for fiscal 2008, 2007 and 2006, respectively.

Accrued Compensation

Accrued Compensation consists of the following (in thousands):

	March 31,
	2008	2007
Accrued vacation	$1,024	$740
Accrued commissions	203	162
Accrued bonus	1,748	1,622
Accrued payroll taxes	451	445
Other accrued compensation	43	81

	$3,469	$3,050

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

Pharsight sells its products and services primarily to major pharmaceutical and biotechnology companies. Pharsight evaluates its customers’ financial condition when necessary and routinely receives a deposit for services contracts at the time of sale. Pharsight generally requires no collateral from its customers. To date, Pharsight has not experienced any significant losses with respect to these balances and there were no significant bad debt write-offs during fiscal 2008 and 2007. During fiscal 2006, the Company wrote off $37,000 against the allowance for doubtful accounts.

The Company receives the majority of its revenue from a limited number of customers. For fiscal 2008, 2007 and 2006, sales to our top two customers accounted for approximately 17%, 28% and 42% of total revenue, respectively and sales to our top five customers accounted for approximately 29%, 43% and 52%. In fiscal 2008,

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pfizer, our largest customer, accounted for approximately 10% of our total revenue and Daiichi accounted for approximately 7% of our total revenue. In fiscal 2007, Pfizer, accounted for approximately 17% of our total revenue and Lilly accounted for approximately 11% of our total revenue. In fiscal 2006, Pfizer accounted for approximately 25% of our total revenue and Lilly accounted for approximately 17% of our total revenue.

Three customers comprised 33% of accounts receivable at March 31, 2008. Three customers comprised 43% of accounts receivable at March 31, 2007.

5. Debt

The Company has a credit facility with Silicon Valley Bank (the “Bank”), providing for up to $5 million in borrowings, secured by eligible accounts receivable. On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment “) with the Bank. The Seventh Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from $3 million to $5 million. If our modified quick ratio is equal to 1.75:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 1.75:1, all or a portion of foreign accounts may be excluded from eligible account receivables. There was no outstanding borrowing under this facility as of March 31, 2008. See Note 14. Subsequent Events for additional information on the amendment.

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

6. Commitments and Contingencies

Operating Leases

Pharsight leases its office facilities under noncancelable operating leases expiring through 2011. Certain of the Company’s operating leases include free rent periods and/or escalation clauses. The Company records rent expense on a straight-line basis. Minimum annual rental commitments at March 31, 2008 are as follows (in thousands):

March 31,
2009	$534
2010	485
2011	365

Total minimum payments	$1,384

Rent expense was $410,000, $351,000 and $513,000 for the years ended March 31, 2008, 2007, and 2006, respectively.

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheets as of March 31, 2008 and 2007.

7. Preferred Stock

As of March 31, 2008 Pharsight is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors designated 2,000,000 shares as Series A preferred stock and 1,200,000 shares as Series B preferred stock. The Board of Directors may determine the rights and preferences of the remaining 1,800,000 shares of preferred stock, subject to limitations provided pursuant to the terms of the Series A and Series B preferred stock.

Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

On June 26, 2002 and September 11, 2002, the Company completed a private placement of 604,887 Units (each a “Unit,” and, collectively, the “Units”) for an aggregate purchase price of approximately $7.5 million to certain investors. The sale and issuance of the Units were made pursuant to a Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) and closed in two phases. The first phase was completed on June 26, 2002, pursuant to which the Company sold an aggregate of 253,973 Units for an aggregate purchase price of approximately $3.15 million. The second phase was completed on September 11, 2002, pursuant to which the Company sold an aggregate of 350,914 Units for an aggregate purchase price of approximately $4.35 million. Each Unit consists of one share of the Company’s Series A redeemable convertible preferred stock (the “Series A Preferred”) and a warrant to purchase one share of common stock (each a “Warrant,” and, collectively, the “Warrants”).

On June 27, 2007, all of the holders of preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, our outstanding shares of common stock increased by 2,685,628 shares and we recorded approximately a $7.0 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable to the stockholders in the calculation of earning per share.

Dividends

The holders of the Series A Preferred were entitled to receive cumulative dividends in preference to any dividend on the common stock, payable quarterly at the rate of 8% per annum, either in cash or in shares of Series B redeemable convertible preferred stock (the “Series B Preferred” and, together with the Series A Preferred, the “Preferred Stock”) at the election of the holder. The Series B Preferred has identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred was not entitled to the dividend payment right. The Company issued dividends of 6,047, 24,188 and 18,141 shares of Series B Preferred Stock to Series A holders during fiscal 2008, 2007 and 2006, respectively.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

The Warrants are generally exercisable for a period of five years from the date of issuance at a per share price equal to $1.15, subject to proportional adjustments for stock splits, stock dividends, recapitalizations and the like. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. If not exercised after expiration date, the right to purchase the common stock will terminate. The Warrants contain a cashless exercise feature. The common stock issuable upon exercise of the Warrants are entitled to the benefits and subject to the terms of the Registration Rights described above. The earliest maturity date as of March 31, 2008 is September 27, 2011.

Summary of Certain Preferred Stock and Warrant Accounting

Due to the nature of the redemption features of the Series A Preferred, the Company had excluded the Series A Preferred from stockholders’ equity in its financial statements.

The amount representing the Series A Preferred with total gross proceeds of approximately $7.5 million was discounted by a total of approximately $2.1 million, including approximately $1.3 million representing the value assigned to the Warrants, $585,000 representing the related beneficial conversion feature of the Series A Preferred, and $268,000 representing issuance costs. The amounts allocated in determining the discount were computed on a relative fair value basis. After reducing the proceeds by the value of the Warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price for each of the two closings was compared to the fair market value of the Company’s common stock on June 26, 2002 (the date of issuance of the Series A Preferred) and September 6, 2002 (the date of the stockholder vote approving the second closing) that resulted in a total beneficial conversion feature of $585,000, which represents the difference between the fair market value of its common stock and the deemed conversion price.

The net discounted value for the Series A Preferred of approximately $5.6 million was recorded as a long-term liability as of March 31, 2003 with the corresponding aggregate value of the Warrants and the beneficial conversion feature of approximately $1.9 million (approximately $1.3 million plus $585,000) recorded as additional-paid-in-capital within equity.

Deemed dividends were recorded by the Company for the year ended March 31, 2008 totaling approximately $7.0 million which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable to the stockholders in the calculation of earning per share. There were no deemed dividends recorded by the Company for the year ended March 31, 2007, 2006 and 2005. Deemed dividends were recorded by the Company for the year ended March 31, 2004 totaling approximately $339,000, representing accretion of the discount resulting from the value of the beneficial conversion feature. The aggregate deemed dividends recorded were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Dividends on the Preferred Stock, calculated at the rate of 8% per annum, were $158,000, $746,000 and 738,000 for the years ended March 31, 2008, 2007 and 2006. The dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

During the three months ended June 30, 2003, the Company recorded a $96,000 deemed dividend, for a cumulative amount of $342,000 in total deemed dividends for the Series A Preferred. During the three months

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognized the $268,000 of issuance costs when the Series A Preferred were redeemed and will recognize the remaining $1.6 million value of the warrants when and if it becomes probable the warrants will be exercised

Series B Redeemable Convertible Preferred Stock

The following table depicts activities for Series B Preferred Stock for three years ended March 31, 2008:

Number of shares of Series B
Balance at March 31, 2005	18,142
Preferred Series B issued September 1, 2005	6,047
Preferred Series B issued December 1, 2005	6,047
Preferred Series B issued March 1, 2006	6,047

Balance at March 31, 2006	36,283
Preferred Series B issued June 1, 2006	6,047
Preferred Series B issued September 1, 2006	6,047
Preferred Series B issued December 1, 2006	6,047
Preferred Series B issued March 1, 2007	6,047

Balance at March 31, 2007	60,471
Preferred Series B issued June 1, 2007	6,047
Conversion June 27, 2007	(66,518)

Balance at March 31, 2008	—

The Series B Preferred had identical rights, preferences and privileges as the Series A Preferred, except that the Series B Preferred was not entitled to the dividend payment right. Due to the nature of the redemption features of the Series B Preferred, the Company had excluded the Series B Preferred from stockholders’ equity in its financial statements.

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

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Common Stock

Pharsight is authorized to issue up to 120,000,000 shares of common stock. At March 31, 2008, common stock was reserved for future issuance as follows (in thousands):

Warrants outstanding	694
Stock option plans	2,975
Employee stock purchase plans	272

3,941

Warrants

No warrants have been granted during fiscal 2008, 2007 and 2006. The number of warrants outstanding was 694,248, 695,176, and 696,758 for fiscal 2008, 2007 and 2006, respectively. The warrants expiration dates range from May 2008 to August 2010.

9. Stock-Based Benefit Plans

Stock Option Plans

In May 2000 the stockholders approved, and in April 2001 the Board of Directors adopted, the 2000 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan became effective upon Pharsight’s initial public offering in August 2000. The Incentive Plan provides for the granting of stock awards, including incentive stock options, nonstatutory stock options, stock bonuses and rights to acquire restricted stock, to Pharsight’s employees and consultants. In addition, the Incentive Plan provides for non-discretionary grants of nonstatutory stock options to Pharsight’s non-employee directors.

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

Non-employee directors are eligible to receive nonstatutory stock options with an exercise price equal to fair market value on the date of grant under the Incentive Plan. Each newly appointed director of Pharsight who is (i) not an employee of Pharsight, (ii) is not acting in the capacity of a consultant to Pharsight, and (iii) cannot exercise, individually or in affiliation with any entity or group of entities that exercises voting control over more than 20% of Pharsight’s voting stock (an “Independent Director”), receives a one-time grant of options to purchase 33,333 shares of common stock under the Incentive Plan, which vest monthly over a two-year period and have a maximum term of 10 years (the “Initial Grant”). A director, who was not independent when appointed who later becomes an Independent Director, will receive the Initial Grant at that time. In addition, each eligible director is also granted an option to purchase 3,333 shares of common stock on the day after each Annual Meeting of Stockholders, which vests in full on the first anniversary of the date of grant and has a maximum term of 10 years.

Pharsight has reserved 2,852,535 shares for grant under the Incentive Plan as of March 31, 2008. In 2003, the Board of Directors reduced the number of shares available for grant under the Incentive Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase automatically by the least of (i) 5% of the total number of common shares outstanding on that date, (ii) 2,000,000 shares, (iii) such fewer number of shares as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2008, January 1, 2007 and January 1, 2006, the number of shares reserved for issuance under the Incentive Plan increased by 470,471, 234,941, and 261,877 shares, respectively.

In April 2001, the Board of Directors approved the UK Company Share Option Plan (“UK Plan”). The UK Plan became effective upon approval of its terms by the Inland Revenue of the United Kingdom (“Inland Revenue”). The UK Plan provides for the granting of stock options to Eligible Employees (as defined in the UK Plan). Pharsight has reserved 66,666 shares for grant under the UK Plan.

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

See Note 2 for a summary of Pharsight’s stock option activity and related information for the three fiscal years ended March 31, 2008.

At March 31, 2008, 2007, and 2006, there were 980,930, 897,914, and 982,313 shares available for future option grants, respectively.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007 (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.18 - $0.18	249,998	5.07	$0.18	249,998	$0.18
$ 0.57 - $2.76	243,965	5.39	2.11	237,464	2.10
$ 3.00 - $3.90	40,996	7.09	3.33	38,516	3.34
$ 4.05 - $4.05	349,114	8.06	4.05	160,713	4.05
$ 4.20 - $4.41	218,889	6.79	4.39	158,825	4.39
$ 4.44 - $4.89	240,589	7.11	4.65	169,087	4.68
$ 5.01 - $5.04	54,165	6.88	5.01	39,581	5.01
$ 5.25 - $5.25	341,810	9.12	5.25	0	0.00
$ 5.31 - $7.65	204,984	6.85	5.80	117,058	5.89
$11.25 - $30.00	49,825	2.15	19.85	49,825	19.85

$ 0.18 - $30.00	1,994,335	6.96	$4.23	1,221,067	$3.84

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007, the number of excisable stock options was 950,380 and weighted average excise price per share was $3.78. As of March 31, 2006, the number of excisable stock options was 858,763 and weighted average excise price per share were $3.45.

Employee Stock Purchase Plan

In April 2000 the Board of Directors adopted, and in May 2000 the stockholders approved, the 2000 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan became effective upon Pharsight’s initial public offering in August 2000.

Pharsight has reserved 186,977 shares for issuance under the Purchase Plan as of March 31, 2008. In 2003, the Board of Directors reduced the number of shares available for grant under the Purchase Plan to comply with certain provisions of the California Code of Regulations. Each January 1, the number of shares reserved will be increased automatically by the least of (i) 1.5% of the number of shares of common stock outstanding on that date, (ii) 600,000 shares, (iii) a fewer number as determined by the Board of Directors, or (iv) so long as Pharsight is subject to certain provisions of the California Code of Regulations, such fewer number of shares such that the Incentive Plan will be in compliance with such provisions. On January 1, 2007, the number of shares reserved for issuance under the Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 30,586, 15,280 and 14,639 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

In April 2001, the Board of Directors adopted the 2001 UK Employee Stock Purchase Plan (“UK Purchase Plan”). The UK Purchase Plan became effective immediately. Pharsight has reserved 84,571shares for issuance under the UK Purchase Plan. Each January 1, the number of shares reserved will be increased automatically by the lesser of 1.5% of the number of shares of common stock outstanding on that date, 130,000 shares or a fewer number as determined by the Board of Directors. On January 1, 2008, 2007 and 2006, the number of shares reserved for issuance under the UK Purchase Plan did not increase.

Eligible employees may purchase common stock through payroll deductions by electing to have up to 20% of their compensation withheld. Each participant is granted an option to purchase common stock on the first day of each six-month offering period and this option is automatically exercised on the last day of the offering period. The purchase price for the common stock under the UK Purchase Plan is 85% of the lesser of the fair market value of the common stock on the first day and the last day of the offering period. Offering periods begin on February 1 and August 1 of each year. Shares of common stock issued under the Purchase Plan totaled 329, 1,224 and 541 in fiscal 2008, 2007 and fiscal 2006, respectively.

The weighted average grant date fair value of stock option grants, as calculated using the Black-Scholes model, was as follows:

	ESPP Years Ended March 31,			Options Years Ended March 31,
	2008	2007	2006	2008	2007	2006
Weighted average fair value	$1.53	$1.26	$2.16	$4.77	$2.91	$4.41

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006
United States	$1,416	$1,785	$375
Foreign	414	233	223

Income before income taxes	$1,830	$2,018	$598

Foreign income before income taxes reflects the allocation of revenue in locations where formal transfer pricing agreements are in place between the company and its foreign subsidiaries. The allocated revenue is eliminated for consolidated financial reporting purposes.

Significant components of provision for income taxes are as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006
Current:
Federal	$49	$53	$—
State	30	34	9
Foreign	66	60	59

	$145	$147	$68

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

Total	$145	$147	$68

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes is as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006
Tax expense (benefit) at U.S. statutory rate	$622	$686	$220
State taxes, net of federal expense	21	23	9
Stock based compensation	426	283	—
Change in valuation allowance	(918)	(861)	(190)
Other	(6)	16	29

	$145	$147	$68

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$18,742	$7,961
Research and development tax credits	2,118	907
Capitalized research and development	262	273
Amortization of intangible assets	283	334
Other	417	328

Total deferred tax assets	21,822	9,803
Valuation allowance	(21,822)	(9,803)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance based on all available positive and negative evidence. As a result of this review, the net deferred tax assets have been fully offset by a valuation allowance at March 31, 2008. At such time management determines it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The valuation allowance for deferred tax assets increased by approximately $12.0 million in fiscal 2008 from fiscal 2007 and decreased by approximately $920,000 in fiscal 2007 from fiscal 2006.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credit carryforwards may be impaired or limited in certain circumstances. Events which may restrict utilization of a company's net operating loss and credit carryforwards include, but are not limited to, certain ownership change limitations as defined in IRC Section 382 and similar state provisions. This annual limitation could result in the expiration of net operating loss carryforwards and credit carryforwards before utilization.

As of March 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $52.9 million and $49.1 million respectively, which begin to expire in the fiscal 2013 through 2027.

We have federal and state research and development tax credit carry-forwards of approximately $1.4 million and $746,000, respectively. The federal research and development credits begin to expire in fiscal 2011 through 2027, and the state credits can be carried forward indefinitely.

Utilization of the Company’s net operating loss and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

11. Segment Information

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with U.S. GAAP. Assets and liabilities are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

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

The Company’s Reporting and Analysis Services segment was launched in the first quarter of fiscal 2008. It addresses the full spectrum of client needs for modeling and simulation in regulatory reports such as those required in Section 5 of the Common Technical Document. These services meet growing customer demands for analysis and reporting of PK/PD data generated in clinical and preclinical studies supporting new drug approvals. These studies include toxicokinetic, single- and multiple-ascending dose, drug-drug interaction, renal and hepatically impaired, fed-fasted, bioequivalence/bioavailability, QT prolongation, and others.

PHARSIGHT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Year Ended March 31, 2008
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$14,215	$—	$—	$14,215
Services	2,022	10,568	1,537	14,127

Total revenues	$16,237	$10,568	$1,537	$28,342

Gross profit	$14,357	$3,708	$547	$18,612

	Year Ended March 31, 2007
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$12,055	$—	$—	$12,055
Services	2,183	10,854	—	13,037

Total revenues	$14,238	$10,854	$—	$25,092

Gross profit	$12,854	$4,507	$—	$17,361

	Year Ended March 31, 2006
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$10,769	$—	$—	$10,769
Services	2,680	9,293	—	11,973

Total revenues	$13,449	$9,293	$—	$22,742

Gross profit	$11,659	$3,384	$—	$15,043

Revenues from sales to customers by major geographic area were as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006
North America	$20,382	$16,527	$17,360
Europe	5,510	6,910	4,227
Other	2,450	1,655	1,155

	$28,342	$25,092	$22,742

All of the Pharsight’s significant long-lived assets are located within the United States.

12. 401(k) Plan

Pharsight has a 401(k) plan, which covers only US employees. Pharsight’s contributions to the plan are discretionary. Pharsight has made $36,000 and $29,000 in contributions to the plan in fiscal 2008 and 2007 respectively. There were no matching contributions in fiscal 2006.

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

14. Subsequent Events

In April 2008, the Company entered into a three year operating lease agreement in Montreal Canada for our Reporting and Analysis Services group. The annual lease amount is approximately $45,000.

In June 2008, the Company received a commitment letter from Silicon Valley Bank agreeing to extend the Committed Revolving Line for two additional years while maintaining the same conditions as the Seventh Amendment as described in Note 5 to the financial statements.

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

Management Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” on page 48.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item concerning our directors, our code of ethics and corporate governance matters will be contained under the caption “Proposal One—Election of Directors” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) with respect to our 2008 Annual Meeting of Stockholders, and is incorporated by reference into this report. Information required under this Item concerning our Executive Officers is set forth in Part 1 above under the caption “Executive Officers of the Registrant” and is incorporated by reference herein. Information under this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the section of the Proxy Statement entitled “Executive Compensation.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the sections of the Proxy Statement entitled “Certain Relationships and Related Party Transactions” and “Proposal One—Election of Directors.”

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

1. Financial Statements

Reference is made to page 46 under “Item 8—Consolidated Financial Statements and Supplementary Data” for a list of all financial statements and schedules filed as a part of this report.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (page 87)

3. Exhibits

See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2008

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

Signature	Title	Date

/S/ SHAWN M. O’CONNOR Shawn M. O’Connor	President, Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	June 26, 2008

/S/ WILLIAM FREDERICK William Frederick	Senior Vice President, Chief Financial Officer & Corporate Secretary (Principal Financial and Accounting Officer)	June 26, 2008

/S/ DOUGLAS E. KELLY, M.D. Douglas E. Kelly, M.D.	Director	June 26, 2008

/S/ DEAN O. MORTON Dean O. Morton	Director	June 26, 2008

/S/ ARTHUR H. REIDEL Arthur H. Reidel	Director	June 26, 2008

/S/ HOWARD B. ROSEN Howard B. Rosen	Director	June 26, 2008

/S/ JOHN J. SCHICKLING John J. Schickling	Director	June 26, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

PHARSIGHT CORPORATION

March 31, 2008

(Amounts in thousands)

Description	Balance as of Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions (1)	Balance as of End of Year
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$20	$—	$—	$20
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$20	$—	$—	$20
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$94	$(37)	$(37)	$20

(1)	Represents amounts written-off as uncollectible

INDEX TO EXHIBITS

Exhibit Number	Description Of Document

3.1	Amended and Restated Certificate of Incorporation of Pharsight (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

3.2	Bylaws of Pharsight (which is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

3.3	Certificate of Designations of Series A and Series B Convertible Preferred Stock of Pharsight (which is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

3.4	Certificate of Amendment of Bylaws (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2007).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007).

4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 2, 1999, by and among Pharsight and the investors listed on Exhibit A thereto (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

4.2	Form of Warrant for the Purchase of Shares of Common Stock (which is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.1*	Amended and Restated 2000 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-118983) filed September 14, 2004).

10.2*	Amended and Restated 2000 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.3*	1997 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.4*	1995 Stock Option Plan (which is incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.5*	2000 CEO Non-Qualified Stock Option Plan (which is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-34896) filed July 13, 2000).

10.6*	Form of Indemnity Agreement to be entered into between Pharsight and each of its officers and directors (which is incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.7	Preferred Stock and Warrant Purchase Agreement, dated June 25, 2002 (which is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on July 1, 2002).

10.8	Letter Agreement, dated October 16, 2002 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2003).

Exhibit Number	Description Of Document

10.9	Amendment No. 1 to Preferred Stock and Warrant Purchase Agreement and Waiver, dated February 13, 2003 (which is incorporated herein by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.10	Letter Agreement, dated May 22, 2003 between Pharsight Corporation, Alloy Ventures and Sprout Group (which is incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.11	Amended and Restated Loan and Security Agreement, dated as of May 27, 2004, between Pharsight and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.12	Master Loan and Security Agreement, dated as of February 26, 1999, by and between Pharsight and Transamerica Business Credit Corporation (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-34896) filed April 17, 2000).

10.13	Loan Modification Agreement, dated May 26, 2005, between Pharsight and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.14	Fourth Amendment to Loan and Security Agreement effective as of July 14, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2005).

10.15	Loan Modification Agreement effective as of June 20, 2005 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2005).

10.16	Lease at 321 East Evelyn Avenue, Mountain View, California, by and between Pharsight and SFERS Real Estate Corporation, II, dated as of July 18, 2005 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.17*	Employment Letter, dated March 20, 2003, between Pharsight and Shawn O’Connor (which is incorporated herein by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on June 10, 2003).

10.18*	Additional Stock Grant Letter, dated June 16, 2003 between Pharsight and Shawn M. O’Connor (which is incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2003).

10.19*	Employment Letter, dated May 5, 2004, between Pharsight and Dan Weiner (which is incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.20*	Offer Letter, dated April 15, 2005, between Pharsight and James Hayden (which is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.21*	Offer Letter, dated April 26, 2005, between Pharsight and Mark Hovde (which is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2005).

10.22*	Offer Letter, dated April 5, 2006, between Pharsight and William Frederick (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006).

Exhibit Number	Description Of Document

10.23	Sixth Amendment to Loan and Security Agreement effective as of January 2, 2007 between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February, 12, 2007).

10.24	Seventh Amendment to Loan and Security Agreement effective as of June 21, 2007, between Pharsight Corporation and Silicon Valley Bank (which is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2007).

10.25*	Offer Letter, dated April 1, 2008, between Pharsight Corporation and John E. Murphy.

21.1	List of Subsidiaries.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.