Form 10-Q
period 2008-06-30
PHARSIGHT CORP
filed 2008-08-13
CIK 1040853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2008: 9,483,913

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pharsight Corporation

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,339	$10,757
Short term investments	6,689	6,342
Accounts receivable, net of allowance for doubtful accounts of $20 at June 30, 2008 and March 31, 2008	2,860	4,664
Prepaid and other current assets	614	541

Total current assets	19,502	22,304
Property and equipment, net	1,496	1,581
Other assets	64	52

Total assets	$21,062	$23,937

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$930
Accrued expenses	401	537
Accrued compensation	1,871	3,469
Deferred revenue	7,742	8,899

Total current liabilities	10,964	13,835
Deferred revenue, long term portion	184	156
Other long term liabilities	86	105
Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares - 5,000,000 at June 30, 2008 and March 31, 2008 Issued and outstanding shares - none at June 30, 2008 and March 31, 2008	—	—
Common stock, $0.001 par value:
Authorized shares - 120,000,000 at June 30, 2008 and March 31, 2008 Issued and outstanding shares - 9,465,218 and 9,431,507 at June 30, 2008 and March 31, 2008 respectively	9	9
Additional paid-in capital	83,038	82,616
Accumulated other comprehensive loss	(167)	(141)
Accumulated deficit	(73,052)	(72,643)

Total stockholders’ equity	9,828	9,841

Total liabilities, preferred stock and stockholders’ equity	$21,062	$23,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	June 30, 2008	June 30, 2007
Revenues:
License	$1,099	$1,211
Renewal	1,915	1,686
Maintenance	391	290
Services	3,145	2,863

Total revenues	6,550	6,050
Cost of revenues:
License, renewal and maintenance	79	65
Services	1,990	2,238

Total cost of revenues	2,069	2,303

Gross profit	4,481	3,747
Operating expenses:
Research and development	1,329	1,190
Sales and marketing	2,017	1,589
General and administrative	1,772	1,446

Total operating expenses	5,118	4,225

Loss from operations	(637)	(478)
Other income (expense):
Interest income	120	170
Interest expense	—	(8)
Other expense, net	(24)	(57)

Total other income	96	105

Net loss before income taxes	(541)	(373)
Benefit (Provision) for income taxes	132	(10)

Net loss	(409)	(383)
Preferred stock dividend	—	(158)
Deemed dividend from preferred stock conversion	—	(6,993)

Net loss attributable to common stockholders	$(409)	$(7,534)

Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(1.11)

Diluted	$(0.04)	$(1.11)

Shares used to compute net loss per share attributable to common stockholders:
Basic	9,447	6,798

Diluted	9,447	6,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pharsight Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net loss	$(409)	$(383)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	272	215
Stock-based compensation expense	389	232
Net impact of preferred stock conversion	—	41
Changes in operating assets and liabilities:
Accounts receivable, net	1,804	(315)
Prepaids and other current assets	(67)	143
Accounts payable	20	29
Accrued expenses	(154)	25
Accrued compensation	(1,598)	(1,315)
Deferred revenue	(1,129)	(420)

Net cash used in operating activities	(872)	(1,748)

Cash Flows from Investing Activities:
Purchases of property and equipment	(187)	(82)
Purchases of investments	(3,214)	(3,551)
Proceeds from sale of investments	2,825	3,300

Net cash used in investing activities	(576)	(333)

Cash Flows from Financing Activities:
Repayments of notes payable	—	(75)

Proceeds from sale of common stock	33	53

Dividends paid in cash to preferred stockholders	—	(73)
Net cash provided by (used in) financing activities	33	(95)
Effect of change in exchange rates on cash and cash equivalents	(3)	(12)
Net decrease in cash and cash equivalents	(1,418)	(2,188)
Cash and cash equivalents, beginning of period	10,757	7,829

Cash and cash equivalents, end of period	$9,339	$5,641

Supplemental disclosures of non cash activities:
Issuance of dividend to preferred stockholders in form of stock	—	134

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHARSIGHT CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Pharsight Corporation (“Pharsight” or the “Company”) develops and markets software and provides strategic consulting services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process, by reducing the costs and time requirements of their drug development and commercialization efforts. Pharsight’s products include proprietary software for clinical trial simulation and computer-aided trial design, for the statistical analysis and mathematical modeling of data, for the development of in-vivo/in-vitro correlations and the management of related datasets and workflow, for streamlined on-site validation of certain of our products, for the storage, management, and regulatory reporting of derived data and models in data repositories, and for dynamic visualization and communication of model-based product profiles. The Company’s software products and services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Pharsight Corporation was incorporated in California in April 1995 and reincorporated in Delaware in June 2000.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The interim financial statements are unaudited but reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the results of these periods. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2009, or any other period.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Pharsight and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications, not affecting net income, have been made to prior period information to conform to the current period presentation format.

Use of Estimates

Pharsight’s financial statements are prepared in accordance with U.S. GAAP. These accounting principles require the Company to make estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which they rely are reasonable based upon information available to them at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected.

Reverse Stock Split

On October 18, 2007, the Company’s Board of Directors approved a one-for-three reverse split of its common stock, following approval by the Company’s stockholders on August 8, 2007. The reverse stock split was effective at 5:00 pm on November 13, 2007. As a result, the Company’s issued and outstanding shares of common stock were reduced from approximately 28.2 million shares to approximately 9.4 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants, preferred stocks, other equity incentive awards and equity compensation plans) have been retroactively adjusted in the Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with original maturities from the date of purchase of three months or less. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date as all investments are classified as available-for-sale and can be readily liquidated to meet current operational needs. Available-for sale securities are stated at fair value using the specific identification method, with the unrealized gains and losses, reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity and the amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157) on April 1, 2008, for its financial assets and financial liabilities. As permitted by Financial Accounting Standards Board Staff Position No. 157-2, the Company will adopt SFAS 157 for its nonfinancial assets and nonfinancial liabilities on April 1, 2009. SFAS 157 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. FSP 157-2 amends SFAS 157 to delay the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Cash equivalents and short-term investments include money market funds, asset backed securities, agency bonds, corporate securities and commercial paper and are generally measured using quoted prices in active markets and are classified as Level 1.

The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis in the balance sheet (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Asset:
Cash and cash equivalents	$9,339	$9,339	$—	$—
Short term investments	6,689	6,689	—	—

Total	$16, 028	$16, 028	$—	$—

Revenue Recognition

The Company’s revenues are derived from four primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS or Maintenance Services), (2) services related to scientific and training consulting and software deployment, (3) Strategic Consulting Services and (4) Reporting and Analysis Services.

The Company’s revenue recognition policy is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, the Company defers revenue recognition until such time that all of the criteria are met. The Company does not currently offer, has not offered in the past, and does not expect to offer in the future, extended payment term arrangements. If the Company does not consider collectability to be probable, the Company defers recognition of revenue until the fee is collected.

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

The Company enters into arrangements consisting of perpetual licenses and PCS. Prior to the second quarter of fiscal 2008, the Company had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. The Company recognized revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product was delivered. For financial statement presentation purposes, revenues from arrangements that included perpetual licenses were allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. During the second quarter of fiscal 2008, the Company established VSOE of fair value of the separate elements of its enterprise software products. For perpetual license arrangements, it allocates revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to the Company. The Company determines the fair value of the undelivered elements based on its current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the maintenance services are completed.

The Company enters into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. Prior to the second quarter of fiscal 2008, the Company had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. For arrangements involving a significant amount of services related to installation and implementation of its software products, the Company recognized revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services were completed and accepted by the customer. For financial statement presentation purposes, revenues from arrangements that included perpetual and term-based licenses were allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues were recorded as services revenue in the statement of operations. During the second quarter of fiscal 2008, the Company established VSOE of fair value of the separate elements of its enterprise software product arrangements. For perpetual license arrangements, the Company allocates revenue to delivered components, normally the license and installation components of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to the Company. The

Company determines the fair value of the undelivered elements based on its current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the maintenance services are completed.

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

For arrangements consisting solely of services, the Company recognizes revenue as consulting services are performed. Arrangements for consulting services may be charged at daily rates for different levels of consultants and out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee contracts, with payments based on milestones or acceptance criteria, the Company recognizes revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance of the milestone’s completion is required, upon such customer acceptance, which approximates the level of services provided. A number of internal and external factors can affect the Company’s estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

Strategic Consulting Services and Reporting and Analysis Services Segments

The Company enters into arrangements for Strategic Consulting Services contracts and Reporting and Analysis Services contracts, which do not fall under the scope of SOP 97-2. Arrangements for these consulting services may be charged at daily rates plus out-of-pocket expenses, or may be charged as a fixed fee. For fixed fee with payments based on milestones or acceptance criteria, the Company recognizes revenue using the proportional performance method - as such milestones are achieved, or if customer acceptance is required, upon customer acceptance, which approximates the level of services provided. Management makes a number of estimates related to recognizing revenue for such contracts, as discussed above. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, specification and testing requirement changes, and unforeseen changes in project scope.

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

The majority of the Company’s Pharsight Knowledgeable Server (“PKS”) software arrangements include software deployment services. Prior to the second quarter of fiscal 2008, the Company deferred revenue for software deployment services, along with the associated license revenue, until the services were completed. If there was significant uncertainty about the project completion or receipt of payment for the professional services, it deferred revenue until the uncertainty was sufficiently resolved. Starting from the second quarter of fiscal 2008, for PKS perpetual licenses, the Company allocates revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to the Company. It determines the fair value of the undelivered elements based on its current price list and the historical evidence of the Company’s sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the deployment services are completed.

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

The principal components of deferred revenue were as follows (in thousands):

	June 30, 2008	March 31, 2008
License	$1,771	$2,104
Renewals	4,581	5,332
Training	19	70
Maintenance	1,012	1,073
Services	543	476

Total deferred revenue	$7,926	$9,055

Short term deferred revenue	7,742	8,899
Long term deferred revenue	184	156

Total deferred revenue	$7,926	$9,055

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

On November 13, 2007, a one-for-three reverse stock split of the Company’s common stock became effective. The Company’s common stock began to trade on the OTC Bulletin Board on a split adjusted basis on November 14, 2007, under a new trading symbol “PHRS.OB”. The trading symbol changed to “PHST” after the Company started to trade on the Nasdaq Capital Market on November 27, 2007. Accordingly, the calculations of basic and diluted net loss per share have been adjusted to reflect this change as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net loss	$(409)	$(383)
Preferred stock dividend	—	(158)
Deemed dividend from preferred stock conversion	—	(6,993)

Net loss attributable to common for basic computation	$(409)	$(7,534)

Weighted average common shares outstanding	9,447	6,798
Diluted effect of:
Stock options and stock-based awards in the periods ended	—	—

Dilutive weighted-average common shares outstanding	9,447	6,798

Net loss per share attributable to common stockholders
Basic	$(0.04)	$(1.11)

Diluted	$(0.04)	$(1.11)

Common equivalent shares have been excluded from the computation of diluted earnings per share at June 2008 and 2007 as the effect of including such shares would be antidilutive due to a loss recorded in these periods.

The number of potential common stock shares excluded from the calculation of net income (loss) per share attributable to common stockholders at June 30, 2008 and 2007 due to antidilution is detailed in the following table (in thousands):

	June 30,
	2008	2007
Outstanding options	385	417
Employee Stock Purchase Plan	19	3
Warrants	157	234

	561	654

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

The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1, “Stock-Based Compensation,” to the condensed consolidated financial statements. The Company estimates the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in its option database. Contractual term expirations have not been significant. The Company estimates the volatility of its common stock at the date of grant based on a combination of historical volatilities, consistent with SFAS 123R and SEC Staff Accounting Bulletin No. 107. Prior to the adoption of SFAS 123R, the Company relied exclusively on the historical prices of its common stock in the calculation of expected volatility. The Company bases the risk-free interest rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of its option grants. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before April 1, 2006, the Company estimated the fair value using the multiple option approach and it is amortizing the fair value on a graded vesting basis. For options granted on or after April 1, 2006, the Company estimates the fair value using a single option approach and amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The Company may elect to use different assumptions under the Black-Scholes option valuation model in the future if its current experience indicates that a different measure is preferable, which could materially affect its net income or loss and net income or loss per share.

The below table summarized the stock-based expenses recorded during the first quarter of fiscal 2008 and 2007:

	Three Months Ended
	June 30, 2008	June 30, 2007
Cost of revenues	$79	$23
Research and development	36	24
Sales and marketing	167	113
General and administrative	107	72

Total	$389	$232

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

The fair value of options granted and the option component of the employee purchase plan shares were estimated at the date of grant, assuming no expected dividends, and with the following weighted average assumptions:

	ESPP Three Months Ended June 30,		Options Three Months Ended June 30,
	2008	2007	2008	2007
Expected life (years)	0.49	0.49	5.03	4.81
Expected stock price volatility	58.28%	59.07%	104.19%	167.92%
Risk-free interest rate	2.17%	4.95%	3.18%	5.02%

Stock Options

The following is a summary of stock option activity during the three months ended June 30, 2008:

	Number of Options (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of 06/30/08 (in thousands)
Balance at March 31, 2008	1,994	$4.23
Options granted	285	$4.65
Options exercised	(3)	$3.20
Options canceled	(33)	$4.82

Balance at June 30, 2008	2,243	$4.28	7.07	$2,012

Options vested and expected to vest at June 30, 2008	1,957	$4.21	6.83	$1,969

Options exercisable at June 30, 2008	1,365	$3.96	5.94	$1,900

The weighted average remaining amortization period was 2.55 years as of June 30, 2008. The Company had 2,242,825 exercisable options and the unamortized stock compensation was $2.6 million as of June 30, 2008.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires the Company to display comprehensive income and its components as part of the financial statements. Comprehensive income includes certain changes in equity that are excluded from net income. The Company’s comprehensive income consists of net income adjusted for the effect of foreign currency translation gains or losses and unrealized gains or losses on investments.

Comprehensive loss for the three months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Net loss	$(409)	$(383)
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(23)	(3)
Foreign currency translation adjustments	(3)	(9)

Comprehensive loss	$(435)	$(395)

Concentrations of Credit Risk

The Company receives a substantial amount of its revenue from a limited number of customers. For each of the three months ended June 30, 2008 and 2007 sales to the Company’s top two customers accounted for 14% of total revenue, and sales to its top five customers in the same periods accounted for 28% and 27% of total revenue, respectively.

For fiscal 2008, 2007 and 2006, sales to the Company’s top two customers accounted for approximately 17%, 28% and 42% of total revenue, respectively and sales to its top five customers accounted for approximately 29%, 43% and 52% of total revenue, respectively. In fiscal 2008, Pfizer Inc., or Pfizer, the Company’s largest customer, accounted for approximately 10% of total revenue and Daiichi Sankyo Inc, or Daiichi, accounted for approximately 7% of total revenue. In fiscal 2007, Pfizer, accounted for approximately 17% of total revenue and Lilly and Company, or Lilly accounted for approximately 11% of total revenue. In fiscal 2006, Pfizer accounted for approximately 25% of total revenue and Lilly accounted for approximately 17% of total revenue.

The Company’s top two customers, Pfizer and Daiichi, comprised 17% and 9% of total accounts receivable at June 30, 2008 and 2007, respectively. Three customers comprised 27% and 33% of total accounts receivable at June 30, 2008 and March 31, 2008, respectively.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not have convertible debt at this time, and it currently believes that the adoption of FSP APB 14-1 will have no effect on its consolidated financial position and results of operations.

2. FINANCIAL STATEMENT DETAIL

Investments

The amortized cost, unrealized gains and losses and fair value of available-for-sale securities are as follows (in thousands):

	Available-For-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008:
Asset-backed securities	$349	$2	$—	$351
Agency bonds	562	—	—	562
Corporate securities	4,261	1	19	4,243
Commercial paper	1,535	—	2	1,533

Total	$6,707	$3	$21	$6,689

March 31, 2008:
Asset-backed securities	$348	$3	$—	$351
Agency bonds	965	4	—	969
Corporate securities	3,187	4	6	3,185
Commercial paper	1,837	—	—	1,837

Total	$6,337	$11	$6	$6,342

There were no gross realized gains or losses on sales of available-for-sale securities for the three months ended June 30, 2008 and 2007. The adjustment to unrealized holding losses on available-for-sale securities included as a separate component of shareholders’ equity totaled $23,000 and $3,000 for the three months ended June 30, 2008 and 2007, respectively.

The amortized cost and fair value of available-for-sale securities by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Value
June 30, 2008:
Due in one year or less	$6,707	$6,689
Due after one year	—	—

Total	$6,707	$6,689

Accrued Compensation

Accrued compensation consists of the following (in thousands):

	June 30, 2008	March 31, 2008
Accrued vacation	$1,071	$1,024
Accrued commissions	38	203
Accrued bonus	281	1,748
Accrued payroll taxes	373	451
Other accrued compensation	108	43

	$1,871	$3,469

3. REVOLVING LINE OF CREDIT

On June 21, 2007, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the Loan and Security Agreement effective as of May 24, 2004 by and between Silicon Valley Bank (the “Bank”) and the Company, as amended (the “Agreement”). The Seventh Amendment amended the Agreement providing the Company with a $5.0 million revolving line of credit secured by eligible accounts receivable and requires the Company to maintain certain financial ratios.

On June 5, 2008, the Company entered into the Eighth Amendment (the “Eighth Amendment”) to the Agreement, extending the credit facility to July 23, 2008 under the same conditions as the Seventh Amendment.

There were no borrowings under the credit facility as of June 30, 2008.

See Note 7 Subsequent Event for additional information.

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK WARRANTS

On June 27, 2007, all of the holders of preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of conversion, the Company’s outstanding shares of common stock increased by 2,685,628 shares and the Company recorded a $7.0 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by the Company to the holders of the convertible preferred stock over (2) the fair value of securities issuable to the stockholders in the calculation of earning per share.

As of June 30, 2008, the total number of the warrants outstanding was 609,465. The exercise prices ranged from $3.45 per share to $9.81 per share. The warrants expiration dates range from February 2009 to July 2012.

5. SEGMENT INFORMATION

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

The Company has three operating segments, which are also its reportable segments: Software Products, Strategic Consulting Services and Reporting and Analysis Services. These segments were determined based on how management and our CODM view and evaluate the Company’s business.

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

The Company’s Reporting and Analysis Services segment was launched in fiscal 2008. It addresses the full spectrum of client needs for modeling and simulation in regulatory reports such as those required in Section 5 of the Common Technical Document. These services meet growing customer demands for analysis and reporting of pharmacokinetic/pharmacodynamic data generated in clinical and preclinical studies supporting new drug approvals. These studies include toxicokinetic, single- and multiple-ascending dose, drug-drug interaction, renal and hepatically impaired, fed-fasted, bioequivalence/bioavailability, QT prolongation, and others.

Summarized financial information on the Company’s reportable segments is shown in the following table (in thousands):

	Three Months Ended June 30,
	2008				2007
	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total	Software Products	Strategic Consulting Services	Reporting and Analysis Services	Total
Revenues:
License, renewal and maintenance	$3,405	$—	$—	$3,405	$3,187	$—	$—	$3,187
Services	289	2,065	791	3,145	509	2,145	209	2,863

Total revenues	3,694	2,065	791	6,550	3,696	2,145	209	6,050
Gross profit	3,271	658	552	4,481	3,223	562	(38)	3,747

6. CONTINGENCIES AND GUARANTEES

Operating Leases

Pharsight leases its office facilities under noncancelable operating leases expiring through 2011. Future minimum lease payments as of June 30, 2008 are as follows (in thousands):

Fiscal year ending March 31:
2009 (remaining 9 months)	$426
2010	522
2011	402
2012	11

Total minimum payments	$1,361

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

Guarantees

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2008 and March 31, 2008.

7. SUBSEQUENT EVENT

On July 10, 2008, the Company entered into the Ninth Amendment (“Ninth Amendment “) to the Loan and Security Agreement effective as of May 24, 2004 by and between Silicon Valley Bank (the “Bank”) and the Company, as amended (the “Agreement”). The Ninth Amendment amended the Agreement extending the credit facility to July 23, 2010, changing the due date of monthly payments to the 23rd of the month and assessing anniversary fees of $12,500 with a due date of July 23, 2008 and July 23, 2009 for fiscal 2009 and fiscal 2010, respectively.

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

Overview

Pharsight Corporation develops and markets software and provides strategic consulting services and reporting and analysis services that help pharmaceutical and biotechnology companies improve the efficiency of the drug development decision making process by reducing the costs and time requirements of their drug discovery, development, and commercialization efforts. Pharsight’s proprietary software products include Trial Simulator™ for clinical trial simulation and computer-aided trial design; WinNonlin® and WinNonMix® for the statistical analysis and mathematical modeling of PK/PD data; IVIVC Toolkit™ for WinNonlin for the development of in-vivo-in-vitro correlations and the management of related datasets and workflow; WinNonlin Validation Suite™ for streamlined on-site validation of WinNonlin; Pharsight® Knowledgebase Server (PKS™), WinNonlin Autopilot™, PKS Reporter™ and PK Automation for the storage, management, analysis, and regulatory reporting of derived data and models in data repositories; PKS Validation Suite™ for streamlined on-site validation of PKS; and Drug Model Explorer™ for dynamic visualization and communication of model-based product profiles. Our software products and our services utilize expertise in the sciences of pharmacology, drug and disease modeling, biostatistics and strategic decision-making. Our service offerings use this expertise to interpret and improve the design of scientific experiments and clinical trials, and to optimize clinical trial design and portfolio decisions. By integrating scientific, clinical, and business decision criteria into a dynamic model-based methodology, we help our customers optimize the value of their drug development programs and portfolios from discovery to post-launch marketing.

We believe the use of our software and methodology is reaching the mainstream of the drug development process, as evidenced by the FDA’s call for modeling discussions in Phase IIa meetings with sponsors, the use of modeling and simulation by the FDA to support decisions on program designs or labeling in 25% of recent new drug application reviews, and the establishment of modeling and simulation groups in most of the top pharmaceutical and biotechnology companies. Although our methodology does not displace the use of human trials in drug development, we believe our software and our methodology renders human trials more efficient and relevant. The continued growth of our customer base, the increase in the number of contracts with our customers, and the increase in our average contract values over time have shown a trend that we believe demonstrates increased acceptance of our methodology and an increased demand for its use. We believe that these trends, in addition to increasing regulatory requirements from the FDA and the FDA’s emphasis on modeling and simulation found in the Critical Path Initiative and in our Cooperative Research and Development Agreement (CRADA) with the FDA demonstrate a potential for increased revenue growth resulting from increased demand for our current products and services, as well as long-term opportunities to expand the breadth and coverage of both our consulting services and software product offerings.

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

We were incorporated in California in April 1995, and we reincorporated in Delaware in June 2000. In August 2000, we completed our initial public offering and our common stock began trading on Nasdaq Stock Market. In November 2002, our common stock ceased to trade on Nasdaq Stock Market and began trading on the Over-The-Counter Bulletin Board system. In November 2007, our common stock ceased to trade on the Over-The-Counter Bulletin Board system and began trading on the Nasdaq Stock Market. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website at http://www.pharsight.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission or SEC. Copies of our annual report will be made available, free of charge, upon written request to the Chief Financial Officer, c/o Pharsight Corporation, 321 E. Evelyn Ave., 3rd Floor, Mountain View, CA 94041-1530.

Financial Highlights for Fiscal First Quarter 2009

•	Our revenue for the first quarter of fiscal 2009 was $6.6 million, an increase of 8% compared with revenue of $6.1 million in the first quarter of fiscal 2008.

•	Our gross margin in the first quarter of fiscal 2009 was 68% compared with a gross margin of 62% for the first quarter of fiscal 2008.

•	Our net loss for the first quarter of fiscal 2009 increased by $26,000 to $409,000 compared to a net loss of $383,000 in the first quarter of fiscal 2008.

Challenges and Risks

We achieved our first quarter of profitability in the fourth quarter of fiscal 2004 and had annual profitability during fiscal 2005, 2006, 2007 and 2008. Prior to that time we had incurred losses since inception. As of June 30, 2008, we had an accumulated deficit of approximately $73.1 million. To meet increased demand for our products and services, we may be required to invest further in our operations, technology and infrastructure, which may result in our inability to sustain profitability.

We have achieved and maintained positive annual operating cash flow since fiscal 2004; however, we experienced negative operating cash flow in the first quarter of fiscal 2009 due to timing of working capital related payments and the net loss during the quarter. As of June 30, 2008, we had approximately $16.0 million in cash, cash equivalents and short-term investments and the limit on our line of credit was $5 million. We believe that our current cash balances are sufficient to meet our working capital needs for the next twelve months. Our ability to generate positive net cash flow and sustain positive operating cash flow on a quarterly and annual basis is based on a number of factors, including some that are outside of our control, such as the state of the overall economy, the demand for our products and services and the length and lack of predictability of our sales cycle. In addition, if we proceed with one or more significant acquisitions for which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. To the extent that we issue new stock or other rights to purchase stock or to generate additional cash, existing stockholders may be diluted and earnings per share may decrease.

While we expect that the overall long-term revenue trend in our software business will continue to increase in response to customer demand, software revenue in individual quarters may fluctuate significantly, based upon timing of completion of large software installations and related revenue recognition. Unanticipated delays in software project deployment schedules may have significant impact on the timing of revenue recognition and may have corresponding significant impact on our net income in that quarter. We have seen a trend develop where more of our projects have become fixed-fee or milestone based, and as a result, the timing of completion on milestones may cause fluctuations in quarterly Strategic Consulting Services and Reporting and Analysis Services revenue.

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

We established the Reporting and Analysis Services group in fiscal 2008. While this group’s revenue grew 278% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, we currently do not have enough history to validate the ongoing growth and success of this group.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These accounting principles require us to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The primary critical accounting policies that currently affect our financial condition and results of operations are revenue recognition, allowance for doubtful accounts, valuation of stock-based compensation, and valuation of deferred tax assets, which impact revenue, operating expenses and income tax expense. We believe that these accounting policies are critical to fully understand and evaluate our reported financial results.

Revenue Recognition

Our revenues are derived from four primary sources: (1) initial and renewal fees for term-based and perpetual product licenses, and post-contract customer support (PCS or maintenance services), (2) services related to scientific and training consulting and software deployment, (3) Strategic Consulting Services and (4) Reporting and Analysis Services.

Our revenue recognition policy for software is in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection is probable, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition to such time that all of the criteria are met. We do not currently offer, have not offered in the past, and do not expect to offer in the future, extended payment term arrangements. If we do not consider collectability to be probable, we defer recognition of revenue until the fee is collected.

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

We enter into arrangements consisting of perpetual licenses and PCS. Prior to the second quarter of fiscal 2008, we had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. We recognized revenue attributable to license and PCS ratably over the remaining period of the PCS term once the product was delivered. For financial statement presentation purposes, revenues from arrangements that included perpetual licenses were allocated among and recorded as license and maintenance revenue based upon management’s estimate of fair value and the Company’s price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. During the second quarter of fiscal 2008, we established VSOE of fair value of the separate elements of our enterprise software products. For perpetual license arrangements, we allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of our sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the maintenance services are completed.

We enter into arrangements that consist of perpetual and term-based licenses, PCS and implementation/installation services. Prior to the second quarter of fiscal 2008, we had not established VSOE of fair value to allocate the fee to the separate elements of the arrangement. For arrangements involving a significant amount of services related to installation and implementation of our software products, we recognized revenue for the entire arrangement ratably over the remaining period of the PCS term once the implementation and installation services were completed and accepted by the customer. For financial statement presentation purposes, revenues from arrangements that included perpetual and term-based licenses were allocated among and recorded as license, maintenance, renewal and service revenue based upon management’s estimate of fair value and our price list. Renewals of related PCS were recorded as maintenance revenue for perpetual licenses and renewal revenue for term-based licenses. The implementation/installation services revenues were recorded as services revenue in the statement of operations. During the second quarter of fiscal 2008, we established VSOE of fair value of the separate elements of our enterprise software product arrangements. For perpetual license arrangements, we allocate revenue to delivered components, normally the license and installation components of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of our sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the maintenance services are completed.

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

The majority of our PKS software arrangements include software deployment services. Prior to the second quarter of fiscal 2008, we deferred revenue for software deployment services, along with the associated license revenue, until the services were completed. If there was significant uncertainty about the project completion or receipt of payment for the professional services, we deferred revenue until the uncertainty was sufficiently resolved. Beginning in the second quarter of fiscal 2008, for PKS perpetual licenses, we allocate revenue to delivered components, normally the license component of the arrangement, using the residual method, based on VSOE of fair value of the undelivered elements (generally the maintenance services components), which is specific to us. We determine the fair value of the undelivered elements based on our current price list and the historical evidence of our sales of these elements to third parties. The revenue attributable to the delivered components is recognized once the implementation and installation services are completed and accepted by the customer and the revenue attributable to the undelivered components is recognized ratably over the period until the services are completed.

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

Revenues:

	Three Months Ended
(In thousands, except percentages)	June 30, 2008		June 30, 2007		(%) Change
	Amount	% of Total	Amount	% of Total
Total revenues:
License, renewal and maintenance	$3,405	52%	$3,187	53%	7%
Services	3,145	48%	2,863	47%	10%

Total revenues	$6,550	100%	$6,050	100%	8%

Software Products segment revenues:
License, renewal and maintenance	$3,405	52%	$3,187	53%	7%
Services	289	4%	509	8%	(43%)

Total Software Products segment revenues	$3,694	56%	$3,696	61%	0%

Strategic Consulting Services segment revenues	$2,065	32%	$2,145	35%	(4%)

Reporting and Analysis Services segment revenues	$791	12%	$209	3%	278%

Total revenues

Revenue for the first quarter of fiscal 2009 increased approximately 8% to $6.6 million, compared to $6.1 million in the first quarter of fiscal 2008. This increase was primarily attributable to a $582,000 increase in Reporting and Analysis Services revenue partially offset by an $80,000 decrease in Strategic Consulting Services revenue. Software Products revenue remained relatively flat at $3.7 million in first quarter of fiscal 2009 compared to the same quarter of fiscal 2008.

Software Products segment revenues

License, renewal and maintenance revenues. For the first quarter of fiscal 2009, software product revenues increased to $3.4 million from $3.2 million in the first quarter of fiscal 2008. The increase is mainly attributable to a $330,000 increase in software license, renewal and maintenance revenue as a result of continued high renewal rates, increased desktop product prices and increased commercial customer base, offset by a decrease of $112,000 in our initial software product revenue. The decrease in initial sales is mainly associated with the timing of revenue recognition and completion of implementation projects.

Desktop products revenue increased by $262,000 to $2.3 million during the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008. The increase is primarily due to a $234,000 increase in renewals and a $28,000 increase in initial licenses.

PKS software products revenues decreased by $133,000 to $755,000 in the first quarter of fiscal 2009, from $888,000 in the same quarter of fiscal 2008. The decrease in PKS software products revenues is mainly due to a decrease of $169,000 in initial licenses offset by an increase of $36,000 in renewal and maintenance by our existing customers.

DMX software revenues decreased by $37,000 to $163,000 in the first quarter of fiscal 2009, compared to $200,000 in the first quarter of fiscal 2008.

WinNonlin AutoPilot, or Autopilot was introduced in the first quarter of fiscal 2008. Total revenue generated from sales of Autopilot was $153,000 in the first quarter of fiscal 2009 compared to $27,000 in the first quarter of fiscal 2008 due to an increase in sales efforts over the past year. We now have seven Autopilot customers.

Services revenues. Software services revenues decreased by $220,000 to $289,000 in the first quarter of fiscal 2009, compared to $509,000 in the first quarter of fiscal 2008. The decrease in software services revenue was primarily due to decreased customized services associated with PKS installation, deployment and automation projects during the first quarter of 2009 as compared to the same quarter in fiscal 2008.

Strategic Consulting Services segment revenues

Strategic Consulting Services segment revenue remained relatively flat at $2.1 million in the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008. For the first quarter of fiscal 2009, revenue from the top five customers was $1.3 million or 64% of the Strategic Consulting Services segment revenue compared to $1.0 million or 48% in the first quarter of fiscal 2008.

Reporting and Analysis Services segment revenues

Reporting and Analysis Services segment revenue was $791,000 in first quarter of fiscal 2009 compared to $209,000 in the first quarter of fiscal 2008. This segment was launched in the first quarter of fiscal 2008 and has shown continued growth quarter over quarter including a 15% growth in the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.

Cost of Revenues:

	Three Months Ended			% of Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2008	June 30, 2007	% Change	June 30, 2008	June 30, 2007
Total revenues	$6,550	$6,050	8%

License, renewal and maintenance	79	65	22%	1%	1%
Services	1,990	2,238	(11%)	30%	37%

Total cost of revenues	$2,069	$2,303	(10%)	32%	38%

Cost of Software Products segment revenues:
License, renewal and maintenance	79	65	22%	1%	1%
Services	344	408	(16%)	5%	7%

Total cost of Software Products segment	$423	$473	(11%)	6%	8%

Cost of Strategic Consulting Services segment	$1,407	$1,583	(11%)	21%	26%

Cost of Reporting and Analysis Services segment	$239	$247	(3%)	4%	4%

Total cost of revenues

Total cost of revenues was $2.1 million for the first quarter of fiscal 2009, compared to $2.3 million in the first quarter of fiscal 2008. Cost of revenues is comprised mainly of payroll and payroll related expenses plus royalty expense and shipping costs. Also included is the allocation of $79,000 of stock-based compensation expense in the first quarter of fiscal 2009, compared to $23,000 in the first quarter of fiscal 2008.

Software Products segment

Cost of license, renewal and maintenance revenues. Cost of license, renewal and maintenance revenues primarily consists of royalty expense for third-party software included in our products, and cost of materials for both initial products and product updates provided for in our annual license agreements. Cost of license, renewal and maintenance revenues was $79,000 for the first quarter of fiscal 2009, compared to $65,000 in the first quarter of fiscal 2008. The increase is primarily due to increased license, renewal and maintenance revenues in the first quarter of fiscal 2009.

Cost of services revenues. Cost of services revenues consists of payroll and related costs, travel expenses, facilities and overhead costs associated with our deployment services group. Cost of services revenue was $344,000 for the first quarter of fiscal 2009, compared to $408,000 in the first quarter of fiscal 2008. The decrease is mainly due to deferred payroll costs associated with the timing of completion of PKS implementation projects.

Strategic Consulting Services segment

Cost of services for our Strategic Consulting Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our strategic consulting personnel. Cost of services for our Strategic Consulting Services segment was $1.4 million for the first quarter in fiscal 2009, compared to $1.6 million for the first quarter in fiscal 2008. The decrease is primarily due to lower payroll related costs and facilities and overhead costs. The decrease in payroll costs is attributable to two employees on a leave of absence and a reduction of headcount by one employee as compared to the same period in fiscal 2008

Reporting and Analysis Services segment

Cost of services for our Reporting and Analysis Services segment consists of payroll and payroll related costs, travel expenses, facilities and overhead costs associated with our reporting and analysis personnel. Cost of services for our Reporting and Analysis segment was $239,000 for the first quarter in fiscal 2009 compared to $247,000 for the first quarter in fiscal 2008. The increase in payroll costs is attributable to an increase of headcount by ten employees as compared to the same period in fiscal 2008, offset by $112,000 in accrued credits, or refunds, for eligible expenses incurred in our Canadian subsidiary in Montreal, Canada.

Operating Expenses

Research and Development

	Three Months Ended			% of Total Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2008	June 30, 2007	% Change	June 30, 2008	June 30, 2007
Total revenues	$6,550	$6,050	8%

Total research and development	$1,329	$1,190	12%	20%	20%

Research and development expenses consist mainly of payroll, payroll related expenses and third-party consulting expenses. Also included is the allocation of $36,000 of stock-based compensation expense in the first quarter of fiscal 2009 compared to $24,000 in the same quarter of fiscal 2008. The Strategic Consulting Services segment and Reporting and Analysis Services segment do not engage in research and development activities, nor is any such expense allocable to these segments.

Research and development expenses were $1.3 million for the first quarter of fiscal 2009 compared to $1.2 million for the first quarter of fiscal 2008. The increase in research and development expenses for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to increase of $162,000 in payroll related expenses associated with an increase of headcount of six employees, $63,000 of allocated overhead costs, $31,000 of employee benefit costs and $20,000 of other costs offset by a decrease of $138,000 in consulting expense. Research and development costs have remained flat as a percentage of revenue.

Sales and Marketing

	Three Months Ended			% of Total Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2008	June 30, 2007	% Change	June 30, 2008	June 30, 2007
Total revenues	$6,550	$6,050	8%

Total sales and marketing	$2,017	$1,589	27%	31%	26%

Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, corporate marketing, facilities related costs and travel related costs. Also included is $166,000 in stock-based compensation expense in the first quarter of fiscal 2009 compared to $113,000 in the first quarter of fiscal 2008.

Sales and marketing expenses were $2.0 million for the first quarter of fiscal 2009 compared to $1.6 million for the first quarter of fiscal 2008. The increase in sales and marketing expenses for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due an increase of $75,000 in payroll related expenses and $65,000 of recruiting fees due to higher departmental headcount, an increase of $97,000 in marketing costs associated with our growth, an increase of $53,000 in stock compensation expenses and an increase of $118,000 of allocated costs.

General and Administrative

	Three Months Ended			% of Total Revenues Three Months Ended
(In thousands, except percentages)	June 30, 2008	June 30, 2007	% Change	June 30, 2008	June 30, 2007
Total revenues	$6,550	$6,050	8%

Total general and administrative	$1,772	$1,446	23%	27%	24%

General and administrative expenses consist primarily of personnel costs of executive officers and support personnel, facilities, investor relations, insurance, legal and accounting fees. Also included is the allocation of $107,000 of stock-based compensation expense in the first quarter of fiscal 2009, compared to $72,000 in the first quarter of fiscal 2008.

During the first quarter of fiscal 2009, general and administrative expenses increased to $1.8 million compared to $1.4 million in the first quarter of fiscal 2008. The increase in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily due to an increase of $66,000 in payroll and payroll related expenses and third party consulting expense, increase in costs of $154,000 in professional services, an increase of $35,000 in stock compensation expenses and an increase in $71,000 in other costs. Headcount increased in order to maintain our infrastructure associated with our growth, specifically the Reporting and Analysis Services segment.

Benefit (Provision) for Income Taxes

Year over year comparison for the three months ended June 30, 2008 (in thousands):

	Three Months Ended June 30,
	2008	2007
Benefit (Provision) for income taxes	$132	$(10)

We recorded an income tax benefit for income taxes for the three months ended June 30, 2008. Since we are in a loss position as of June 30, 2008, the benefit was recorded based on our consolidated tax rate. In addition, we recorded a deferred tax asset associated with current and future income tax credits related to our Canadian subsidiary. Provisions for income taxes for the three months ended June 30, 2007 were attributable to federal and state alternative minimum taxes, other state taxes and foreign income tax. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the utilization of federal and state net operating loss carry forwards.

Reverse Stock Split

On October 18, 2007, our Board of Directors approved a one-for-three reverse split of our common stock, following approval by our stockholders on August 8, 2007. The reverse stock split was effective at 5:00 pm on November 13, 2007. As a result, our issued and outstanding shares of common stock were reduced from approximately 28.2 million to approximately 9.4 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. All per share amounts and outstanding shares, including all common stock equivalents (stock options, warrants, preferred stocks, other equity incentive awards and equity compensation plans) have been restated in the Condensed Consolidated Financial Statements, Notes to the Condensed Consolidated Financial Statements and this Item 2 for all periods presented to reflect the reverse stock split.

Liquidity and Capital Resources

We have funded our operations primarily through private and public offerings of our stock, limited borrowings and equipment leases. As of June 30, 2008 and March 31, 2008 we had cash and cash equivalents, short term investments, working capital and cash flow information as follows (in thousands):

	June 30 2008	March 31 2008	$ Change	% Change
Cash and cash equivalents	$9,339	$10,757	$(1,418)	(13%)

Short-term investments	$6,689	$6,342	$347	5%

Working capital	$8,538	$8,469	$69	1%

	Three Months Ended June 30
	2008	2007	$ Change	% Change
Net cash used in operating activities	$(872)	$(1,748)	$876	(50%)

Net cash used in investing activities	$(576)	$(333)	$(243)	73%

Net cash provided by (used in) financing activities	$33	$(95)	$128	(135%)

Cash, Cash Equivalents and Short-Term Investments. As of June 30, 2008, our cash and cash equivalents consisted primarily of demand deposits and money market funds. Our short-term investments consisted primarily of corporate securities, commercial paper, agency bonds and asset-backed securities with an original maturity at the time of purchase of over three months. Our working capital, defined as current assets less current liabilities, remained relatively constant at $8.5 million at June 30, 2008 compared to $8.5 million at March 31, 2008. We believe that our existing cash balances will be sufficient to meet our working capital requirements for at least the next 12 months. However, if we proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. Acquisitions may result in the incurrence of debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. To the extent that we issue new stock or other rights to purchase stock or to generate additional cash, existing stockholders may be diluted and earnings per share may decrease.

Cash Flows for Operating Activities. Cash used in operating activities during first quarter of fiscal 2009 was primarily due to the net loss of $409,000 during the first quarter of fiscal 2009, a decrease of approximately $1.8 million in accrued compensation and accrued expenses mainly as a result of payment of fiscal 2008 employee bonuses, and a decrease of approximately $1.1 million in deferred revenue partially offset by a decrease of approximately $1.8 million in account receivable driven by the timing of the revenue generated and cash collections, and non-cash charges of $272,000 in depreciation and $389,000 in stock based compensation. Net cash used in operating activities decreased by $876,000 during first quarter of fiscal 2009 compared to first quarter of fiscal 2008 primarily due to a decrease in change in accounts receivable of approximately $2.1 million and an increase in stock based compensation expense of $157,000 offset by a decrease in change in deferred revenue of $709,000, a decrease in change in accrued compensation and accrued expenses of $462,000 and an increase in change of prepaid and other current asserts of $210,000.

Cash Flows for Investing Activities. Cash used in investing activities during the first quarter of fiscal 2009 was primarily related to purchases and sale of short-term investments and miscellaneous asset purchases of capital equipment necessary for our ongoing operations.

Cash Flows for Financing Activities. Cash provided by financing activities in the first three months of fiscal 2009 was primarily the proceeds from sales of common stock.

Credit Facilities and Loans. We have a credit facility with Silicon Valley Bank (the “Bank”), providing for up to approximately $5 million in borrowings, secured by eligible accounts receivable. On June 21, 2007, we entered into the Seventh Amendment to the Loan and Security Agreement (the “Seventh Amendment”) with the Bank. The Seventh

Amendment amends in part Section 2.1 of the Loan and Security Agreement to decrease the Quick Ratio from at least 2.00 to 1.00 to at least 1.75 to 1.00 and amends Section 2.2 of the Loan and Security Agreement by increasing the “Committed Revolving Line” from approximately $3 million to approximately $5 million. If our modified quick ratio is equal to 1.75:1 or greater, the Bank may include foreign accounts receivable to determine eligible receivables. However, if the modified quick ratio is less than 1.75:1, all or a portion of foreign accounts may be excluded from eligible account receivables. On June 5, 2008, we entered into the Eighth Amendment extending the credit facility to July 23, 2008 under the same conditions as the Seventh Amendment. On July 10, 2008, we entered into the Ninth Amendment extending the credit facility to July 23, 2010, changing the due date of monthly payments to the 23rd of the month and assessing anniversary fees of $12,500 with a due date of July 23, 2008 and July 23, 2009 for fiscal 2009 and fiscal 2010, respectively. There were no borrowings under the credit facility as of June 30, 2008.

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

On June 27, 2007, all of the holders of our preferred stock elected to convert all of their shares of preferred stock into shares of common stock. Each share of preferred stock was convertible into four shares of common stock. As a result of such conversion, our outstanding shares of common stock increased by 2,685,628 shares and we recorded approximately $7.0 million deemed dividend which represented the excess of (1) the fair value of all securities and other consideration transferred in the transaction by us to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the shareholders in the calculation of earning per shares.

As of June 30, 2008, the total number of shares underlying the outstanding warrants was 609,465. The exercise prices on an as-adjusted basis to reflect the reverse stock split effected in November 2007, ranged from $3.45 per share to $9.81 per share. The warrants issued in connection with the 2002 private investment were originally exercisable for a period of five years from issuance. The expiration date of the warrants is extended by one day for each day that a registration statement covering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or otherwise suspended. Our registration statement covering the resale of the common stock issuable upon exercise of the warrants has not been effective since November 2002. If not exercised after the extended expiration date, the right to purchase the common stock will terminate. The warrants contain a cashless exercise feature. The common stock issuable upon exercise of the warrants is entitled to the benefits and is subject to the terms of a registration right agreement.

Contractual Commitments. As of June 30, 2008, we had operating leases of our facilities that expire at various times through fiscal years 2010 and 2012. These arrangements allow us to obtain the use of the equipment and facilities without purchasing them. If we were to acquire these assets, we would be required to obtain financing and record a liability related to the financing of these assets or we would need to utilize upfront cash flow to purchase them. During the three months ended June 30, 2008, we recorded lease expense related to these arrangements of $111,000.

The following is a summary of our contractual commitments associated with our lease obligations as of June 30, 2008 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$1,361	$556	$526	$279	$—

Total contractual commitments	$1,361	$556	$526	$279	$—

Short Term and Long Term Liquidity. We believe that the combination of our cash, cash equivalents and short-term investments, and currently anticipated cash flow from operations should be adequate to sustain operations through the next twelve months. We are managing the business to achieve positive cash flow utilizing existing assets. Although operating expenses have increased, which is consistent with our growth over the past several fiscal years, we generated positive annual operating cash flow for fiscal 2008, fiscal 2007 and fiscal 2006. However, there is no assurance that we can continue to maintain positive cash flow quarterly or annually, and we have experienced negative operating cash flow in some quarters due to timing of normal payments during the quarter. For example, we experienced negative operating cash flow in the first quarter of fiscal 2009. We are committed to the successful execution of our operating plan and we will take continued actions as necessary to ensure our cash resources are sufficient to fund our working capital requirements at least for the next twelve months.

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

We had cash, cash equivalents and short-term investments totaling approximately $16.0 million at June 30, 2008. These amounts were invested primarily in money market funds and instruments, corporate securities, commercial paper, agency bonds, asset-backed securities and other securities with strong credit ratings. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Generally, our sales are made in U.S. dollars and as a result, we do not consider that our financial results and cash flows could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We have not entered into any derivative instrument transactions to manage foreign currency risks. Based on our overall foreign currency rate exposure at June 30, 2008, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced our operations in April 1995 and incurred net losses for every quarter until attaining profitability in the fourth quarter of fiscal 2004. While we have maintained annual profitability for fiscal 2006, 2007 and 2008, as of June 30, 2008, we had an accumulated deficit of approximately $73.1 million. We may incur losses again as we continue to develop our business. Our ability to sustain profitability is based on a number of assumptions, including some outside of our control, including the state of the overall economy and the demand for our products and services. If these assumptions do not prove to be accurate then we may not be able to generate sufficient revenues to sustain profitability. Furthermore, even if we do sustain profitability and positive operating cash flow, we may not be able to increase profitability or positive operating cash flow on a quarterly or annual basis. For example, we experienced negative operating cash flow in the first quarter of 2009. If our profitability does not meet the expectations of investors, the price of our common stock may decline.

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

The lengths of our sales and implementation cycles are difficult to predict and depend on a number of factors, including the type of product or services being provided, the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales cycle is unpredictable and may take six or more months. Our implementation cycle is also difficult to predict and can be longer than one year. Each of these can result in delayed revenues, increased selling expenses and difficulty in matching revenues with expenses, which may contribute to fluctuations in our results of operations. A key element of our strategy is to market our product and service offerings to large organizations. These organizations can have particularly lengthy decision-making processes and may require evaluation periods, which could extend the sales and implementation cycle. Moreover, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our product and service offerings, which may cause additional delays during the evaluation and acceptance process. We therefore have difficulty forecasting the timing and recognition of revenues from sales of our product and service offerings.

Our revenue is concentrated in a few customers, and if we lose any of these customers our revenue may decrease substantially.

We receive a substantial majority of our revenue from a limited number of customers. During the first quarter of fiscal 2009, sales to our top two customers accounted for 8% and 6%, respectively. For fiscal 2008, 2007 and 2006, sales to our top two customers accounted for approximately 17%, 28% and 42% of total revenue, respectively and sales to our top five customers accounted for approximately 29%, 43% and 52%. Our top two customers were Pfizer Inc., or Pfizer, and Daiichi Sankyo, or Daiichi, in fiscal 2008 as compared to Pfizer and Eli Lilly and Company, or Lilly, in fiscal 2007 and 2006. In fiscal 2008, Pfizer, our largest customer, accounted for approximately 10% of our total revenue, and Daiichi accounted for approximately 7% of our total revenue. In fiscal 2007, Pfizer accounted for approximately 17% of our total revenue and Lilly accounted for approximately 11% of our total revenue. In fiscal 2006, Pfizer accounted for approximately 25% and Lilly accounted for approximately 17% of our total revenue. We are dependent on a small number of customers for a substantial portion of our revenues, and if we were to lose these customers, it would have a material adverse effect on our revenues and business. We expect that a significant portion of our revenue will continue to depend on sales to a small number of customers. In addition, the worldwide pharmaceutical industry has undergone, and may in the future undergo, substantial consolidation, which may further reduce the number of our existing and potential customers. If we do not generate as much revenue from these major customers as we expect to, if revenue from such customers is delayed, or if we lose any of them as customers, our total revenue may be significantly reduced.

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

We market and sell our products and services in North America and internationally. International sales of our products and services as a percentage of our total revenue for fiscal 2008, 2007 and 2006 were approximately 28%, 34% and 24%, respectively. International sales of our products and services as a percentage of our total revenue for the first quarter of fiscal 2009 were 24%. We have a total of 26 employees based outside the United States who deploy our software, perform consulting services and perform research in Canada, Europe and Australia. We cannot be certain that we have fully complied with all rules and regulations in every applicable jurisdiction outside of the United States with respect to our current and previous operations outside of the United States. The failure to comply with such rules and regulations could result in penalties, monetary or otherwise, against us. Our existing marketing efforts into international markets may require significant management attention and financial resources. We cannot be certain that our existing international operations will produce desired levels of revenue. We currently have limited experience in developing localized versions of our products and services and marketing and distributing our products internationally. Our international operations also expose us to the following general risks associated with international operations:

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

Because our products and services are new and still evolving, there is significant uncertainty and risk as to the demand for, and market acceptance of, these products and services. As a result, we are not able to predict the size and growth rate of our market with any certainty. In addition, other companies, including potential strategic partners, may enter our market. Our existing customers may also elect to terminate our services and internally develop products and services similar to ours. If our market fails to develop, grows more slowly than expected, or becomes saturated with competitors, our business prospects will be impaired

Government regulation of the pharmaceutical industry may restrict our operations or the operations of our customers and, therefore, adversely affect our business.

The pharmaceutical industry is regulated by a number of federal, state, local and international governmental entities. Although the United States Food and Drug Administration (“FDA”) or comparable international agencies do not directly regulate the majority our products and services, the use of some of our analytical software products by our customers may be regulated. We currently provide assistance to our customers in achieving compliance with these regulations. In addition, our Reporting and Analysis Services are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. These regulations are governed primarily by good laboratory practice, or GLP, and good clinical practice, or GCP, guidelines mandated by the FDA. The regulatory agencies could enact new regulations or amend existing regulations with regard to these or other products that could restrict the use of our products or the business of our customers, which could harm our business.

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

Date: August 13, 2008

PHARSIGHT CORPORATION

By:	/s/ William Frederick
William Frederick Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description Of Document

10.1	Eighth Amendment to Loan and Security Agreement effective as of June 5, 2008 between Pharsight Corporation and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.